Form 10-Q
period 2014-03-31
Paycom Software, Inc.
filed 2014-05-21
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36393

Paycom Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0957485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7501 W. Memorial Road

Oklahoma City, Oklahoma 73142

(Address of principal executive offices)

(Zip code)

(405) 722-6900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, the registrant had 51,041,157 shares of common stock outstanding.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Paycom Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13,125	$13,362
Restricted cash	369	369
Accounts receivable	737	1,705
Prepaid expenses	3,769	2,133
Inventory	452	578
Income tax receivable	—	150
Deferred tax assets	3,281	3,672

Current assets before funds held for clients	21,733	21,969
Funds held for clients	409,218	455,779

Total current assets	430,951	477,748
Property, plant and equipment, net of accumulated depreciation of $12.9 million and $11.5 million, respectively	42,514	38,671
Deposits and other assets	571	461
Goodwill	51,889	51,889
Intangible assets, net of accumulated amortization of $10.9 million and $10.5 million, respectively	6,306	6,709

Total assets	$532,231	$575,478

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,310	$5,020
Income tax payable	239	—
Accrued commissions and bonuses	985	3,598
Accrued payroll and vacation	2,176	3,087
Deferred revenue	1,591	1,582
Current portion of long-term debt	13,941	9,545
Accrued expenses and other current liabilities	6,809	4,372

Current liabilities before client funds obligation	29,051	27,204
Client funds obligation	409,218	455,779

Total current liabilities	438,269	482,983

Deferred tax liabilities	3,081	2,895
Long-term deferred revenue	11,979	10,990
Long-term debt, less current portion	11,435	11,545
Long-term debt to related parties	60,941	60,875
Derivative liability	472	1,107

Total long-term liabilities	87,908	87,412

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 45,726,857 and 45,708,573 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	457	457
Additional paid in capital	4,537	33,978
Retained earnings (accumulated deficit)	1,060	(29,349)

Total parent’s stockholders’ equity	6,054	5,086

Noncontrolling interest	—	(3)

Total stockholders’ equity	6,054	5,083

Total liabilities and stockholders’ equity	$532,231	$575,478

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Recurring	$36,454	$27,204
Implementation and other	531	373

Total revenues	36,985	27,577

Cost of revenues
Operating expenses	6,292	4,434
Depreciation	630	411

Total cost of revenues	6,922	4,845

Administrative expenses
Sales and marketing	15,681	9,858
Research and development	882	455
General and administrative	9,268	5,996
Depreciation and amortization	1,091	884

Total administrative expenses	26,922	17,193

Total operating expenses	33,844	22,038

Operating income	3,141	5,539
Interest expense	(2,067)	(2,274)
Other income, net	769	611

Income before income taxes	1,843	3,876
Provision for income taxes	783	1,241

Net income	1,060	2,635
Net income attributable to the noncontrolling interest	—	19

Net income attributable to Paycom	$1,060	$2,616

Pro forma additional income tax expense	—	577

Pro forma net income	$1,060	$2,039

Net income per share, basic	$0.02	$0.06
Net income per share, diluted	$0.02	$0.05
Pro forma net income per share, basic	$0.02	$0.05
Pro forma net income per share, diluted	$0.02	$0.04
Weighted average shares outstanding:
Basic	45,721,584	44,857,788

Diluted	48,371,169	47,918,011

Pro Forma weighted average shares outstanding:
Basic	45,721,584	44,857,788

Diluted	48,371,169	47,918,011

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$1,060	$2,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,721	1,295
Amortization of debt discount	64	57
Amortization of debt issuance costs	6	—
Stock-based compensation	93	722
Change in fair value of derivative liability	(635)	(346)
Changes in operating assets and liabilities:
Accounts receivable	968	147
Prepaid expenses	(725)	(691)
Inventory	126	(30)
Deposits and other assets	(110)	(16)
Income tax receivable	150	—
Deferred tax assets	391	1,241
Deferred tax liabilities	186	—
Income tax payable	239	—
Accounts payable	(1,710)	(411)
Accrued commissions and bonuses	(2,613)	(1,401)
Accrued payroll and vacation	(911)	(678)
Deferred revenue	994	650
Accrued expenses and other liabilities	2,437	1,350

Net cash provided by operating activities	1,731	4,524

Investing activities
Decrease (increase) in funds held for clients	46,561	(26,030)
Additions to property, plant and equipment	(5,160)	(1,227)

Net cash provided by (used in) investing activities	41,401	(27,257)

Financing activities
Proceeds from issuance of long-term debt	4,391	—
Payments on long-term debt	(105)	(100)
(Decrease) increase in client funds obligation	(46,561)	26,030
Incentive awards redeemed	—	(1,008)
Payments of deferred offering costs	(911)	—
Capital impact of reorganization	(183)	—
Distributions paid to members	—	1,603

Net cash (used in) provided by financing activities	(43,369)	26,525

Change in cash and cash equivalents	(237)	3,792
Cash and cash equivalents
Beginning of period	13,362	13,435

End of period	$13,125	$17,227

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. CONSOLIDATION AND BASIS OF PRESENTATION

The Reorganization

Paycom Software, Inc. (“Software”) and its wholly-owned subsidiary, Payroll Software Merger Sub, LLC were formed as Delaware entities on October 31, 2013, and December 23, 2013, respectively, in anticipation of an initial public offering (“IPO”) and were wholly-owned subsidiaries of Paycom Payroll, LLC (“Paycom”) prior to December 31, 2013.

On January 1, 2014, we consummated a reorganization pursuant to which: (i) affiliates of Welsh, Carson, Anderson & Stowe, L.P. contributed WCAS Paycom Holdings, Inc. (“WCAS Holdings”) and WCAS CP IV Blocker, Inc. (“CP IV Blocker”), which collectively own all of the Series A Preferred Units of Paycom Payroll Holdings, LLC (“Holdings”), to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed to Software Series B Preferred Units of Holdings for shares of common stock of Software. Immediately after these contributions, a wholly-owned subsidiary of Software merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”). Following the reorganization, Software became a holding company with its principal asset being the Series A Preferred Units of Holdings (collectively, the “2014 Reorganization”).

Software’s acquisition of WCAS Holdings and Holdings in the 2014 Reorganization represented transactions under common control and were required to be retrospectively applied to the financial statements for all prior periods when the financial statements were issued for a period that included the date the transactions occurred. Therefore, our consolidated financial statements are presented as if WCAS Holdings and Holdings were wholly-owned subsidiaries in periods prior to the 2014 Reorganization. The acquisition of CP IV Blocker was not deemed to be a reorganization under common control and therefore our historical consolidated financial statements for periods prior to January 1, 2014 include the ownership of a minority equity interest in CP IV Blocker, which was eliminated upon the acquisition of CP IV Blocker on January 1, 2014.

Our unaudited interim condensed consolidated financial statements include the financial results of Software, WCAS Holdings, CP IV Blocker and Holdings, effective January 1, 2014. Intercompany balances and transactions were eliminated in consolidation.

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization, to Holdings, Holdings’ consolidated subsidiaries and WCAS Holdings collectively, and, after the 2014 Reorganization, to Software and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2014 and December 31, 2013 and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2014 and 2013. Such adjustments are of a normal recurring nature. The information in this Quarterly Report on Form 10-Q should be read in in conjunction with our final prospectus filed pursuant to Rule 424(b) (the “Prospectus”) with the SEC on April 15, 2014.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from these estimates. Significant estimates include the useful life for long-lived and intangible assets, the life of our clients, the fair market value of our equity incentive awards and the fair value of our financial instruments. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under circumstances. As such, actual results could materially differ from these estimates.

Segment Information

We operate in a single operating segment and a single reporting segment and all required financial segment information is presented in the condensed consolidated financial statements.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements and noted no subsequent events that would require adjustment to the condensed consolidated financial statements or additional disclosure other than the information disclosed herein. See “Note 13. Subsequent Events.”

Summary of Significant Accounting Policies

Software’s significant accounting policies discussed in Note 2 to its audited consolidated financial statements for the fiscal year December 31, 2013 included in the Prospectus filed with the SEC on April 15, 2014, have not changed.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which added new disclosure requirements to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and disclose the arrangements and the total outstanding amount of obligation for all parties. These disclosures are in addition to beginning after December 15, 2013. We adopted this new guidance for the three months ended March 31, 2014, which did not have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued authoritative guidance which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this new guidance for the three months ended March 31, 2014, which did not have a material impact on our condensed consolidated financial statements.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation were as follows:

	March 31,	December 31,
	2014	2013
Property, plant and equipment
Buildings	$14,828	$14,828
Software and capitalized software costs	6,164	5,578
Computer equipment	5,587	4,832
Rental clocks	5,343	4,865
Furniture, fixtures and equipment	3,279	3,189
Vehicles	421	421
Leasehold improvements	142	135

	35,764	33,848
Less: accumulated depreciation	(12,857)	(11,540)

	22,907	22,308
Land	8,993	8,993
Construction in process	10,614	7,370

Property, plant and equipment, net	$42,514	$38,671

Rental clocks included in property, plant and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to fixed assets and depreciated over their estimated useful lives.

Depreciation expense for property, plant and equipment, net was $1.3 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

We capitalize interest incurred under our indebtedness related to construction of our principal executive offices. For the three months ended March 31, 2014 and 2013, we paid interest costs of $0.2 million and $0.2 million, respectively, of which $89 thousand and $11 thousand, respectively, was capitalized.

3. GOODWILL AND INTANGIBLE ASSETS, NET

We had goodwill of $51.9 million as of March 31, 2014 and December 31, 2013. We performed the required impairment test of goodwill for the year ended December 31, 2013 and determined there was no impairment for the year ended December 31, 2013.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

All of the intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	March 31, 2014
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	3.3	$13,997	$(9,448)	$4,549
Trade name	8.3	3,194	(1,437)	1,757

Total		$17,191	$(10,885)	$6,306

	December 31, 2013
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	3.5	$13,997	$(9,098)	$4,899
Trade name	8.5	3,194	(1,384)	1,810

Total		$17,191	$(10,482)	$6,709

The weighted average remaining useful life of the intangible assets was 4.65 years as of March 31, 2014. Amortization of intangible assets for the three months ended March 31, 2014 and 2013 was $0.4 million for both periods. Estimated amortization expense as of March 31, 2014 for our existing intangible assets for the next five years and thereafter was as follows:

Year Ending
December 31,	Amortization
2014	$1,210
2015	1,613
2016	1,613
2017	913
2018	213
Thereafter	744

$6,306

4. FUNDS HELD FOR CLIENTS AND CLIENT FUNDS OBLIGATION

As part of our payroll and tax filing application, we collect funds for federal, state and local employment taxes from clients, handle applicable regulatory tax filings, correspondence and amendments, remit the funds to appropriate tax agencies, and handle other employer-related services. Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in money market funds and certificates of deposit. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. These investments are shown in the Condensed Consolidated Balance Sheets as “Funds held for clients”, and the offsetting liability for the tax filings is shown as “Client funds obligation”. As of March 31, 2014 and December 31, 2013, the funds held for clients were invested in demand deposits, short-term certificates of deposit and money market funds. The interest earned on these funds is included in “Other income, net”, on the Condensed Consolidated Statements of Income.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

5. LONG-TERM DEBT

Our long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
Term note to bank due December 15, 2018 (1) (3)	$11,858	$11,963
Construction note to bank (2)(3)	13,518	9,127
Note to related party due April 3, 2017 (4)	46,193	46,193
Note to related party due April 3, 2022 (5)	18,807	18,807
Less: Unamortized debt discounts	(4,059)	(4,125)

Total long-term debt (including current portion)	86,317	81,965
Less: Current portion	(13,941)	(9,545)

Total long-term debt, net	$72,376	$72,420

(1)	In December 2011, we consolidated pre-existing construction loans for the construction of a new corporate headquarters, processing center and gymnasium into a term note. As of March 31, 2014 and December 31, 2013, we had a term note with an outstanding principal amount of $11.9 million and $12.0 million, respectively, from Kirkpatrick Bank, due December 15, 2018 (the “2011 Consolidated Loan”). Under the 2011 Consolidated Loan, principal and interest is payable monthly based on a 20 year amortization rate of 5.0%. The 2011 Consolidated Loan is collateralized by a first mortgage covering our corporate headquarters and is secured by a first lien security interest in certain personal property relating to our corporate headquarters.

(2)	In March 2013, we entered into a construction loan agreement for the construction of a second building at our corporate headquarters with Kirkpatrick Bank due May 1, 2015, which allowed for a maximum principal amount of $12.3 million (the “2013 Construction Loan”). Under the terms of the 2013 Construction Loan, the loan will be converted to long-term notes payable at the “Term Loan Commencement Date.” The “Term Loan Commencement Date” is defined as the first day of the first month after all of the following requirements are completed to the satisfaction of the lender: (i) the construction project has been substantially completed; (ii) we have delivered to the lender a final “as-built” survey of the mortgaged property, acceptable to the lender; (iii) we have delivered all necessary and required insurance covering the mortgaged property, acceptable to the lender; (iv) we have delivered the certificates of occupancy for the premises; and (v) we have accepted the building. The 2013 Construction Loan is secured by a first mortgage covering all of the second headquarters building and a first lien security interest in certain personal property relating to the second headquarters building. Under the 2013 Construction Loan, interest accrues monthly at the Wall Street Journal U.S. Prime Rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4.0% per annum. Interest on the 2013 Construction Loan is payable monthly on the first day of each month. We estimate completion of the building will occur in July 2014.

In November 2013, we entered into a loan agreement for the purchase of approximately 18.3 acres for future expansion at our headquarters with Kirkpatrick Bank, which allowed for a maximum principal amount of $3.0 million (“2013 Land Loan”). Under the 2013 Land Loan, interest accrued monthly at the Wall Street Journal U.S. Prime Rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4% per annum.

In December 2013, we consolidated the 2013 Construction Loan and the 2013 Land Loan (“2013 Consolidated Loan”) under a modification agreement that increased the combined maximum principal amount to $14.6 million. The 2013 Consolidated Loan is secured by a first mortgage covering all of the second headquarters building and a first lien security interest in certain personal property relating to the second headquarters building. Under the 2013 Consolidated Loan, interest accrues monthly at the Wall Street Journal U.S. Prime rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4.0% per annum. As of March 31, 2014, the 2013 Consolidated Loan had an outstanding principal amount of $13.5 million and availability of $1.1 million for future borrowings from Kirkpatrick Bank.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

(3)	The 2011 Consolidated Loan and the 2013 Consolidated Loan are subject to certain financial covenants, as defined in the applicable agreement, including maintaining a debt coverage ratio of indebtedness (defined as current maturities of long-term debt, interest expense and distributions) to EBITDA of less than 1.5 to 1.0. As of March 31, 2014 and December 31, 2013, we were not in compliance with the financial covenant related to the debt coverage ratio. We obtained a letter of waiver from the lender that excludes this item from the calculation as of March 31, 2014 and December 31, 2013 and which remains in effect through April 30, 2015.

(4)	In connection with the 2014 Reorganization, we assumed the 2017 Note that was issued by WCAS Holdings payable to Welsh, Carson, Anderson & Stowe X, L.P., a related party (“WCAS X”). As of March 31, 2014, the outstanding principal amount of the 2017 Note was $46.2 million (which excluded accrued interest of $1.6 million). The 2017 Note is due on April 3, 2017 and interest is payable at a rate of 14% per annum, payable semiannually in arrears on June 30 and December 31 of each year. We may, at our option, choose to defer all or a portion of the accrued interest on the note that is due and payable on any payment date, provided that such amount of accrued interest shall be added to the principal amount of the note on such interest payment date (with the accrued but unpaid interest bearing interest at an annual rate of 14.0%). As of March 31, 2014 and December 31, 2013, we had elected to pay accrued interest in cash.

(5)	In April 2012, we entered into a 10% Senior Note due 2022 (the “2022 Note”) with WCAS Capital Partners IV, L.P., a related party (“WCAS CP IV”). As of December 31, 2013 and March 31, 2014, the outstanding principal amount of the 2022 Note was $14.7 million (which included an unamortized discount of $4.1 million). The 2022 Note is due on April 3, 2022 and interest accrues at a rate of 10% per annum, payable semiannually in arrears on December 31st and June 30th of each year. We may, at our option, choose to defer all or a portion of the accrued interest on the note that is due and payable on any payment date, provided that such amount of accrued interest shall be multiplied by 1.3 and added to the principal amount of the note on such interest payment date (with the result that such interest shall have accrued at an effective rate of 13.0% instead of 10.0% through such payment date). As of March 31, 2014 and December 31, 2013, we had elected to pay accrued interest in cash.

The 2022 Note was issued at a discount of $2.4 million. We amortize the discount over the term of the note using the effective interest method. The 2022 Note also contains certain features by which the holder, WCAS CP IV, could require us to redeem the note at principal amount plus any accrued interest upon our completion of a public offering or certain events of default. The 2022 Note also provides for mandatory redemption upon a liquidation event. These features (collectively, the “Prepayment Features”) are required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. At inception, the Prepayment Features were valued at $2.1 million and recorded as a “Derivative liability” on our Condensed Consolidated Balance Sheet. The Prepayment Features are valued at the end of each reporting period with changes recorded as “Change in fair value of derivative liability” on our Condensed Consolidated Statements of Cash Flows. The total unamortized discount related to this note was $4.1 million as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, the carrying value and fair value of our total long-term debt, including current portion were $86.3 million and $89.9 million, respectively. As of December 31, 2013, the carrying value and fair value of our total long-term debt, including current portion were $82.0 million and $84.9 million, respectively. The fair value of variable rate long-term debt approximates market value because the cost of borrowing fluctuates based upon market conditions. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6. EMPLOYEE SAVINGS PLAN

Our employees that are over the age of 21 and have completed 90 days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum of 3.5% of salary each plan year for our employees. We are allowed to make

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. If an employee terminates service prior to completing two years of employment, the employee will not be vested in these contributions. The discretionary contributions are vested over a six year period. Matching contributions amounted to $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client fund obligations, long-term debt and derivative liability. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client fund obligations approximates fair value because of the short-term nature of the instruments.

We measure certain financial assets and liabilities at fair value at each reporting period. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value are as follow:

Level 1—Unadjusted observable inputs that reflect quoted prices in active markets

Level 2—Input other than quoted prices in active markets that are directly or indirectly observable

Level 3—Unobservable inputs that are supported by little or no market activity

We use observable data, when available. During the three months ended March 31, 2014 and 2013, we did not have any transfers between Levels 1, 2 or 3 in the three-tier fair value hierarchy.

The following tables provide a summary of the fair value of financial instruments that are measured on a recurring basis using the above input categories:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$—	$—	$472	$472

	$—	$—	$472	$472

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$—	$—	$1,107	$1,107

	$—	$—	$1,107	$1,107

The derivative liability related to the 2022 Note is classified as a Level 3 derivative due to valuation based upon significant unobservable inputs. See “Note 5. Long-Term Debt” for additional information.

The key inputs used to calculate the fair value of the embedded derivative are: probability of exit, remaining term, yield volatility, credit spread, and risk-free rate. In general, increases in the probability of exit, credit spread, and risk-free rate would increase the value of the embedded derivative. Conversely, increases in the remaining term and yield volatility would decrease the value of the embedded derivative.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments were as follows:

	March 31, 2014
	Valuation Technique	Key Inputs	Range
Derivative Liability	Lattice Model	Probability of exit	95%
		Remaining term	0.3 years - 8 years
		Yield Volatility	21.9%
		Credit Spread	8.30%
		Risk-free rate	0.05% - 2.45%

	December 31, 2013
	Valuation Technique	Key Inputs	Range
Derivative Liability	Lattice Model	Probability of exit	90%
		Remaining term	0.8 years - 8.3 years
		Yield Volatility	21.4% - 31.1%
		Credit Spread	8.90%
		Risk-free rate	0.13% - 2.45%

The following table summarizes the change in fair value of our Level 3 financial instruments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Beginning Balance	$1,107	$1,767
Issuances	—	—
Change in fair value of derivative liability	(635)	(346)

Ending Balance	$472	$1,421

Total change in fair value of derivative liability recognized as “Other income, net” in the Condensed Consolidated Statements of Income was $0.6 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed in a similar manner to basic EPS after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

Under the 2014 Reorganization, all the outstanding common units, Series B Preferred Units and incentive units of Holdings were exchanged for, or converted into, 45,708,573 shares of our common stock and 8,121,101 shares of our restricted stock as of January 1, 2014.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted net earnings per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income	$1,060	$2,635
Net income attributable to non-controlling interest	—	(19)

Net income attributable to Paycom	$1,060	$2,616

Denominator:
Weighted average shares outstanding	45,721,584	44,560,053
Adjustment for vested restricted stock	—	297,735

Shares for calculating basic EPS	45,721,584	44,857,788

Weighted average shares outstanding	45,721,584	44,560,053
Dilutive effect of unvested restricted stock	2,649,585	3,357,958

Shares for calculating diluted EPS	48,371,169	47,918,011

Net income per share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.05

The following is a reconciliation of pro forma net income for the three months ended March 31, 2013 and the shares of restricted stock used in the computation of pro forma basic and diluted net income per share:

Three Months Ended
March 31, 2013
Pro forma numerator:
Net income attributable to Paycom	$2,616
Pro forma additional income tax expense (Note 12)	577

Pro forma net income attributable to Paycom (Note 12)	$2,039

Pro forma denominator:
Pro forma weighted average shares outstanding	44,560,053
Adjustment for vested restricted stock	297,735

Pro forma shares for calculating basic EPS	44,857,788

Pro forma weighted average shares outstanding	44,560,053
Effect of dilutive restricted stock	3,357,958

Pro forma shares for calculating diluted EPS	47,918,011

Pro forma net income per share:
Basic	$0.05
Diluted	$0.04

For the three months ended March 31, 2014, there was no difference between net income and pro forma net income. See “Note 12. Income Taxes” for additional information regarding pro forma income tax expense.

9. STOCKHOLDERS’ EQUITY AND INCENTIVE COMPENSATION

Stockholders’ Equity

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Series B Preferred Units were non-voting units, entitled to receive distributions only after certain conditions were met. Common units were voting units. Incentive units were non-voting units reserved for issuance to our employees, officers, directors and other service providers.

On January 1, 2014, we consummated the 2014 Reorganization, pursuant to which: (i) affiliates of Welsh, Carson, Anderson & Stowe, L.P. contributed WCAS Holdings and CP IV Blocker, which collectively own all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed to Software Series B Preferred Units of Holdings for shares of common stock of Software. Immediately after these contributions, Paycom Software Merger Sub, LLC, a wholly-owned subsidiary of Software, merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software.

The shares of restricted stock were issued subject to various vesting conditions. A portion of the restricted stock is subject to time-based vesting conditions, while the remaining portion is subject to performance-based vesting conditions. The performance-based vesting conditions are based on the Company’s total enterprise value exceeding certain specified thresholds. For additional information concerning the vesting conditions of the restricted stock, see “Executive Compensation—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units and Restricted Stock Awards” included in the Prospectus filed with the SEC on April 15, 2014.

Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. As a result of the 2014 Reorganization, we recorded a one-time reclassification of $29.6 million of historical accumulated deficit to additional paid in capital on January 1, 2014. Software became a holding company with its principal asset being the Series A Preferred Units of Holdings following the 2014 Reorganization.

As of March 31, 2014 and December 31, 2013, there was $1.2 million and $1.3 million, respectively, of total unrecognized compensation costs related to unvested restricted stock issued to employees. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.5 years. On April 21, 2014, 217,378 shares of restricted stock automatically converted into shares of common stock.

10. RELATED-PARTY TRANSACTIONS

During the three months ended March 31, 2014 and 2013, we paid Advantage Benefits Plus (“Advantage”) a total of $4 thousand and $2 thousand, respectively, for administering the Company’s employee cafeteria plan. Employee payroll deductions are sent to Advantage and we are billed monthly for an administrative fee. Advantage is owned by the spouse of Craig E. Boelte, our Chief Financial Officer.

In addition, during the three months ended March 31, 2014 and 2013, we paid rent on our Dallas office space in the amounts of $61 thousand and $67 thousand, respectively. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Jeff York, our Chief Sales Officer, owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

In connection with the corporate reorganization in April 2012, we entered into the 2022 Note with WCAS CP IV, a related party. The 2022 Note is due on April 3, 2022 and interest accrues at a rate of 10% per annum, payable semiannually in arrears on June 30th and December 31st of each year. See “Note 5. Long-Term Debt” for additional information concerning the 2022 Note.

In connection with the 2014 Reorganization, we assumed the 2017 Note that was issued by WCAS Holdings payable to WCAS X. The 2017 Note is due on April 3, 2017 and accrues interest at a rate of 14% per annum, payable semiannually in arrears on June 30th and December 31st of each year. See “Note 5. Long-Term Debt” for additional information concerning the 2017 Note.

We entered into a Limited Liability Company Unit Redemption Agreement, effective as of January 26, 2013, pursuant to which we purchased 2,605 incentive units from a former employee at a purchase price of $260.21 per unit, which price was based on a third party appraisal and an internal appraisal. The incentive units were purchased from the former employee for an aggregate purchase price of approximately $0.7 million. The former employee is the brother of William X. Kerber III, our Chief Information Officer.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES

In March 2010, we entered into a funding agreement with the Oklahoma City Economic Development Trust (the “Trust”) and the city of Oklahoma City. The Trust provided $2.0 million as an up-front job creation payment for the construction of certain public infrastructure improvements related to our new principal executive offices in northwest Oklahoma City. In exchange for the funding, we agreed to create at least 492 jobs over a five year period, with an average first year salary in excess of $37 thousand and make a minimum capital investment in the project of at least $15.0 million. We further agreed that we would be responsible for repayment of any amount that was not offset by earned job creation payments. As of March 31, 2014 and December 31, 2013, we had earned $1.7 million and $1.5 million, respectively. We believe that we will fulfill the obligations under this agreement within the time frame specified.

In July 2013, Dr. Lakshmi Arunachalam filed a complaint against us in the U.S. District Court for the District of Delaware alleging that Paycom infringes on U.S. Patent No. 8,244,833 assigned to her. The complaint seeks a permanent injunction, damages, and attorneys’ fees should Paycom be found to infringe. Dr. Arunachalam has asserted similar claims in Delaware for the alleged infringement of the same patent against other payroll processing companies. Dr. Arunachalam has also accused various other entities of infringing related U.S. patents. On October 4, 2013, Paycom filed an answer, affirmative defenses and counterclaims to the complaint. Paycom denied all claims made against it by Dr. Arunachalam in her complaint, asserted various defenses and counterclaims for non-infringement and challenged the validity and enforceability of U.S. Patent No. 8,244,833. Dr. Arunachalam filed a reply to Paycom’s counterclaim on October 28, 2013 and denied non-infringement and invalidity. Dr. Arunachalam subsequently assigned her patent to Pi-Net International, Inc. The initial lawsuit was dismissed and a complaint was filed by Pi-Net International, Inc. on April 18, 2014, along with the claims of infringement of two additional patents, U.S. Patent No. 5,987,500 and U.S. Patent No. 8,108,492. We believe that this litigation is without merit and intend to vigorously defend ourselves in this matter.

We are involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Operating Leases

We lease office space under several noncancellable operating leases with contractual terms expiring from 2014 to 2019. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability.

Future annual minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more at March 31, 2014 were as follows:

Year Ending December 31,	Operating
2014	$2,391
2015	3,057
2016	2,776
2017	2,382
2018	1,648
Thereafter	751

Total minimum lease payments	$13,005

Rent expense under operating leases for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.4 million, respectively.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

12. INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in estimating operating income in order to determine our estimated effective income tax rate. The effective income tax rate was 42.47% and 32.02% for the three months ended March 31, 2014 and 2013, respectively. The higher effective income tax rate for the three months ended March 31, 2014 is primarily a result of our 2014 Reorganization, as the 2013 effective income tax rate only includes WCAS Holdings which has historically been treated as a consolidated corporation that is taxed under Subchapter C of the United States Internal Revenue Code of 1986, as amended (a “Subchapter C Corporation”).

As a result of the 2014 Reorganization, we are treated as a Subchapter C Corporation and, therefore, subject to both federal and state income taxes. Holdings continues to be recognized as a wholly-owned partnership for income tax purposes. Accordingly, we recorded a one-time non-cash charge to equity of $0.2 million during the three months ended March 31, 2014, for the amount of the deferred tax liability amount resulting from the exchange of common units, incentive units and Series B Preferred Units of Holdings for stock of Software as part of the 2014 Reorganization.

Pro Forma Income Tax Expense

In connection with the 2014 Reorganization, we became taxed as a Subchapter C Corporation effective January 1, 2014. The pro forma net income applied in computing the pro forma EPS for the three months ended March 31, 2013 is based on our historical net income as adjusted to reflect our conversion to a Subchapter C Corporation as if it had occurred as of January 1, 2013. The pro forma net income includes an adjustment to income tax expense, the amount of which was determined at an assumed federal, state and local income tax rate of 46.9%, which resulted in an incremental pro forma income tax expense of $0.6 million for the three months ended March 31, 2013.

13. SUBSEQUENT EVENTS

On April 21, 2014, we closed our initial public offering whereby an aggregate of 7,641,750 shares of the Company’s common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by the Company and 3,034,868 shares of common stock sold by certain named selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $64.3 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 2022 Note and the 2017 Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our final prospectus filed pursuant to Rule 424(b) (the “Prospectus”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus. Aside from certain information as of December 31, 2013, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization (as defined below), to Paycom Payroll Holdings, LLC and its consolidated subsidiaries (“Holdings”) and WCAS Paycom Holdings, Inc. (“WCAS Holdings”) collectively, and, after the 2014 Reorganization to Paycom Software, Inc. (“Software”) and its consolidated subsidiaries. All amounts presented, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs of our management as well as the assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, assumptions and other statements contained in this report that are not historical facts. When used in this document, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan” and “project” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements include, without limitation, that our growth will generally mirror improvements in the labor market, that an increasing percentage of our revenues will come from our non-payroll applications over time and result in improved gross margins, that our total gross margin will gradually improve over time as a result of additional clients, sale of additional applications to existing clients and reduced costs of revenues and administrative expenses, that our capital expenditures and investment activity will continue to increase, that we will fulfill our obligations under the agreement with the Oklahoma City Economic Development Trust, our plan and ability to open additional sales offices in the future, that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next twelve months, and our consideration of accelerating investments in sales and marketing, acquisitions and technology services.

These statements reflect our current views with respect to future events, which are not guarantees of future performance, and involve risks and uncertainties that are difficult to project. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in our Prospectus filed with the SEC on April 15, 2014, and in particular the section entitled “Risk Factors” of the Prospectus. We disclaim any obligation to update any forward looking statements, whether as a result of new information, future events or otherwise. You should not rely upon forward-looking statements as predictions of future events or place undue reliance on such statements.

Overview

We are a leading provider of a comprehensive, cloud-based human capital management (“HCM”) software solution delivered as Software-as-a-Service (“SaaS”). We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We serve a diverse client base in terms of size and industry. We have over 11,000 clients, none of which constituted more than one-half of one percent of our revenues for the three months ended March 31, 2014. We stored data for more than one million persons employed by our clients during the three months ended March 31, 2014.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives (“CRRs”) who sell new applications to existing clients. We have 31 sales teams located in 20 states and plan to open additional sales offices to further expand our presence in the U.S. market. In recent years, we have opened three to four new sales offices in new cities per year and believe that we can increase this annual number to four to six new sales offices in the future. During 2014, we opened five new sales offices in Baltimore, Indianapolis, Philadelphia, Portland and Silicon Valley. Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base. We also expect a portion of our growth to generally mirror improvements in the labor market. Our principal marketing programs include telemarketing and email campaigns, search engine marketing methods and national radio advertising.

Recent Developments

Initial Public Offering

On April 21, 2014, we closed our initial public offering (“IPO”) whereby an aggregate of 7,641,750 shares of the Company’s common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by the Company and 3,034,868 shares of common stock sold by certain named selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $64.3 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 10% Senior Note due 2022 (the “2022 Note”) issued by us to WCAS Capital Partners IV, L. P. and the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”).

The Reorganization

On January 1, 2014, we consummated a reorganization pursuant to which (i) affiliates of Welsh, Carson, Anderson & Stowe L.P. contributed WCAS Holdings and CP IV Blocker, which collectively own all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units for shares of common stock of Software. Immediately after these contributions, a wholly-owned subsidiary of Software merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law, and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 restricted shares of common stock of Software. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. Following the reorganization, Software became a holding company with its principal asset being the Series A Preferred Units of Holdings (collectively, the “2014 Reorganization”).

Software’s acquisition of WCAS Holdings and Holdings under the 2014 Reorganization represented transactions under common control and were required to be retrospectively applied to the financial statements for all prior periods when the financial statements were issued for a period that included the date the transactions occurred. Therefore, our consolidated financial statements are presented as if WCAS Holdings and Holdings were wholly-owned subsidiaries in periods prior to the 2014 Reorganization. The acquisition of CP IV Blocker was not deemed to be a reorganization under common control and our historical consolidated financial statements for periods prior to January 1, 2014 include the ownership of a minority equity interest in CP IV Blocker, which was eliminated upon the acquisition of CP IV Blocker on January 1, 2014.

Trends, Opportunities and Challenges

While we currently derive most of our revenues from payroll and tax management application (“payroll processing”), we expect an increasing percentage of our recurring revenues to come from our additional HCM applications over time. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. We generate revenues from (i) fixed amounts charged per billing period or (ii) fixed amounts charged per billing period plus a fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.

For the three months ended March 31, 2014 and 2013, our gross margin was approximately 81% and 82%, respectively. The decrease in gross margin was primarily related to increased headcount to support our operations. We expect changes in our revenue mix to continue to improve gross margins as our current gross margin for our HCM applications is higher than our gross margin for payroll processing. We expect that our total gross margin will gradually improve over time as (i) we add additional clients, (ii) our existing clients deploy additional HCM applications and (iii) we reduce our costs of revenues and administrative expenses as a percentage of total revenues.

Key Metrics

In addition to financial statement metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Key Performance Indicators:
Sales teams	31	25
Annualized New Recurring Revenue	$12,560	$9,644

•	Sales Teams. We monitor our sales professionals by the number of sales teams and each team is comprised of approximately seven to nine sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe that the number of sales teams is an indicator of revenue for future periods.

•	Annualized New Recurring Revenue. While we do not enter into long-term contractual commitments with our clients, we monitor annualized new recurring revenue as we believe it is an indicator of revenue for future periods. Annualized new recurring revenue is an estimate based on the annualized amount of the first full month of revenue attributable to new clients that were added or existing clients that purchased additional applications during the period presented. Annualized new recurring revenue only includes revenues from clients who have used our solution for at least one month during the period. Since annualized new recurring revenue is only recorded after a client uses our solution for one month, it includes revenue that has been recognized in historical periods.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2014	2013	% Change
Revenues
Recurring	$36,454	$27,204	34.0%
Implementation and other	531	373	42.3%

Total revenues	36,985	27,577	34.1%

Cost of revenues
Operating expenses	6,292	4,434	41.9%
Depreciation	630	411	53.2%

Total cost of revenues	6,922	4,845	42.9%

Administrative expenses
Sales and marketing	15,681	9,858	59.1%
Research and development	882	455	93.8%
General and administrative	9,268	5,996	54.6%
Depreciation and amortization	1,091	884	23.4%

Total administrative expenses	26,922	17,193	56.6%

Total operating expenses	33,844	22,038	53.6%

Operating income	3,141	5,539	-43.3%
Interest expense	(2,067)	(2,274)	-9.1%
Other income, net	769	611	25.9%

Income before income taxes	1,843	3,876	-52.5%
Provision for income taxes	783	1,241	-36.9%

Net income	$1,060	$2,635	-59.8%

Condensed Consolidated Statement of Income Data as a Percentage of Revenues

	Three Months Ended March 31,
	2014	2013
Revenues
Recurring	98.6%	98.6%
Implementation and other	1.4%	1.4%

Total revenues	100.0%	100.0%

Cost of revenues
Operating expenses	17.0%	16.1%
Depreciation	1.7%	1.5%
Total cost of revenues	18.7%	17.6%
Administrative expenses
Sales and marketing	42.4%	35.7%
Research and development	2.4%	1.6%
General and administrative	25.1%	21.7%
Depreciation and amortization	2.9%	3.2%
Total administrative expenses	72.8%	62.3%
Total operating expenses	91.5%	79.9%
Operating income	8.5%	20.1%
Interest expense	-5.6%	-8.2%
Other income, net	2.1%	2.2%
Income before income taxes	5.0%	14.1%
Provision for income taxes	2.1%	4.5%
Net income	2.9%	9.6%

Revenues

Total revenues were $37.0 million for the three months ended March 31, 2014 as compared to $27.6 million for the three months ended March 31, 2013, an increase of $9.4 million, or 34.1%. The increase in revenues was due to a combination of factors, including the addition of clients in mature sales offices (those offices that have been open for at least 24 months), the addition of new clients in more recently opened sales offices, the introduction and sale of additional applications to our existing clients and the growth in the number of employees of our clients. The increase in revenues was also due to an increase in the average revenue per client as we continue to sell our applications to larger clients.

Cost of Revenues

Cost of revenues was $6.9 million for the three months ended March 31, 2014 as compared to $4.8 million for the three months ended March 31, 2013, an increase of $2.1 million, or 42.9%. The increase in cost of revenues was due primarily to increases of $1.0 million in employee costs related to additional operating personnel and $0.4 million in bank fees related to increased sales. In addition, depreciation and amortization expense increased by $0.2 million, an increase of 23.4%, primarily due to additional assets purchased.

Administrative Expenses

Total administrative expenses were $26.9 million for the three months ended March 31, 2014 as compared to $17.2 million for the three months ended March 31, 2013, an increase of $9.7 million, or 56.6%. Sales and marketing expense increased primarily due to a $3.6 million increase in employee-related expenses, resulting from a 42.0% increase in the number of sales personnel, a $1.2 million increase in commission and bonuses resulting from increased sales, and an increase in marketing expense of $0.4 million primarily due to increased radio and print advertising. Research and development expense increased by $0.4 million primarily due to an increase in the number of research and development personnel and related bonus expense. General and administrative expense increased primarily due to a $1.4 million increase in employee-related expenses resulting from a 57.0% increase in the number of general and administrative personnel, an increase in audit expense of $0.4 million, partially related to the IPO and along with $0.8 million of other general and administrative expenses related to the IPO.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of the capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Capitalized portion of research and development	$285	$378
Expensed portion of research and development	882	455

Total research and development	$1,167	$833

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $13.1 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.

We have primarily financed our operations from cash flows generated from operations and through the sale of equity securities. Since inception, we have raised $125.1 million of equity capital, $69.1 million of which was raised in our IPO that closed in April 2014. We have also incurred debt to finance the expansion of our corporate headquarters that is currently under construction, as well as other previously constructed facilities, and incurred related party debt as part of a corporate reorganization in April 2012 and the 2014 Reorganization. As of March 31, 2014, the outstanding principal amount of our debt was $86.3 million, which consisted of a 2011 Consolidated Loan, a 2013 Consolidated Loan, the 2022 Note and the 2017 Note, each of which are defined and discussed in more detail below.

2011 Consolidated Loan. As of March 31, 2014, we had the Amended and Restated Loan Agreement (the “2011 Consolidated Loan”) with an outstanding principal amount of $11.9 million from Kirkpatrick Bank, due December 15, 2018. Under the 2011 Consolidated Loan, principal and interest are payable monthly based on a 20-year amortization at an annual rate of 5.0%.

We are required to comply with certain financial and non-financial covenants under the 2011 Consolidated Loan, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) of not less than 1.5 to 1.0. As of March 31, 2014 and December 31, 2013, we were not in compliance with the financial covenant related to the debt coverage ratio. We obtained a letter of waiver from the lender that excluded certain items from the calculation as of March 31, 2014 and December 31, 2013 and which remains in effect through April 30, 2015. For additional information concerning the ratios, financial and non-financial covenants, events of default and other material terms of our 2011 Consolidated Loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Prospectus filed with the SEC on April 15, 2014.

2013 Consolidated Loan. As of March 31, 2014, we also had the Loan Agreement (the “2013 Consolidated Loan”) with an outstanding principal amount of $13.5 million and a maximum outstanding principal amount of $14.6 million under a modification agreement for future construction from Kirkpatrick Bank, due May 1, 2015. Under the 2013 Consolidated Loan, interest accrues monthly at the Wall Street Journal U.S. Prime Rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4.0% per annum.

We are required to comply with certain financial covenants under the 2013 Consolidated Loan, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) of not less than 1.5 to 1.0. As of March 31, 2014 and December 31, 2013, we were not in compliance with the financial covenant related to the debt coverage ratio. We obtained a letter of waiver from the lender that excluded certain items from the calculation as of March 31, 2014 and December 31, 2013 and which remains in effect through April 30, 2015. For additional information concerning the ratios, financial and non-financial covenants, events of default and other material terms of our 2013 Consolidated Loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Prospectus filed with the SEC on April 15, 2014.

2022 Note. In connection with our corporate reorganization in April 2012, we entered into the 2022 Note with WCAS Capital Partners IV, L.P., a related party. As of March 31, 2014, the outstanding principal amount of the 2022 Note was $14.7 million (which included an unamortized discount of $4.1 million). The 2022 Note was due on April 3, 2022 and interest was payable at an annual rate of 10%, payable semiannually in arrears on June 30th and December 31st of each year. We used the net proceeds received from our IPO for the repayment of the 2022 Note in April 2014.

2017 Note. In connection with the 2014 Reorganization, we assumed the 2017 Note that was issued by WCAS Holdings payable to Welsh, Carson, Anderson & Stowe, X, L.P., a related party. As of March 31, 2014, the outstanding principal balance amount of the 2017 Note was $46.2 million (which excluded accrued interest of $1.6 million). We used the net proceeds received from our IPO and existing cash for the repayment of the 2017 Note in April 2014.

Our cash flows from operating activities have historically been significantly impacted by profitability, implementation revenue received but deferred and our investments in sales and marketing to expand our operations. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Failure to generate sufficient revenue and cash flows from operations could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

As part of our payroll and tax management application, we collect funds for federal, state and local employment taxes from our clients which we remit to the appropriate tax agencies. We invest these funds in short-term certificates of deposit and money market funds from which we earn interest income during the period between their receipt and disbursement. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions and technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

Cash Flow Analysis

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $1.7 million. Net cash provided by operating activities consisted primarily of net income of $1.1 million, depreciation and amortization of $1.7 million, an increase in deferred revenues of $1.0 million, a decrease in accounts receivable of $1.0 million and an increase in accrued expenses and other liabilities of $2.4 million, offset by a decrease in accounts payable of $1.7 million, a decrease in accrued commissions and bonuses of $2.6 million, a decrease in accrued payroll and vacation of $0.9 million, an increase in prepaid expenses of $0.7 million and unrealized change in the fair value of our derivative liability of $0.6 million.

Net cash provided by operating activities for the three months ended March 31, 2013 was $4.5 million. Net cash provided by operating activities consisted primarily of net income of $2.6 million, an increase in accrued expenses and other liabilities of $1.4 million, depreciation and amortization of $1.3 million, a decrease in deferred tax assets of $1.2 million and a decrease in incentive compensation of $0.7 million, offset by a decrease in accrued commissions and bonuses of $1.4 million and an increase in prepaid expenses of $0.7 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014 was $41.4 million and resulted primarily from a decrease in funds held for clients of $46.6 million offset by additions to property, plant and equipment of $5.2 million.

Net cash used in investing activities for the three months ended March 31, 2013 was $27.3 million and resulted primarily from an increase in funds held for clients of $26.0 million and additions to property, plant and equipment of $1.2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was $43.4 million. Cash flows used in financing activities primarily resulted from a decrease in the clients funds obligation of $46.6 million and payments of deferred offering costs of $0.9 million offset by proceeds from the issuance of long-term debt of $4.4 million.

Net cash provided by financing activities for the three months ended March 31, 2013 was $26.5 million. Cash flows provided by financing activities primarily resulted from an increase in the client funds obligation of $26.0 million and distributions paid to members of $1.6 million offset by incentive awards redeemed of $1.0 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and other creditors and leases for office space. For additional information regarding our long-term debt to related parties and our commitments and contingencies, See “Note 5. Long-Term Debt” and “Note 11. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of March 31, 2014, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$25,376	$13,941	$912	$10,523	$—
2022 Note	18,807	—	—	—	18,807
2017 Note	46,193	—	—	—	46,193
Interest on 2022 Note	15,045	1,881	3,761	3,761	5,642
Interest on 2017 Note	19,401	6,467	12,934	—	—
Interest on the 2011 Consolidated Loan	6,156	592	1,118	1,019	3,427
Interest on the 2013 Consolidated Loan(2)	45	45	—	—	—
Operating lease obligations:
Facilities space	11,764	2,853	5,783	2,853	275

Total	$142,787	$25,779	$24,508	$18,156	$74,344

(1)	The amount represents principal amounts of the 2011 Consolidated Loan and the 2013 Consolidated Loan at maturity.
(2)	As we have the option to repay the principal amount of the 2013 Consolidated Loan prior to the maturity date, the amount represents unpaid interest due on the 2013 Consolidated Loan based on the drawn down amount of $13.5 million as of March 31, 2014. Interest is accrued monthly at the Wall Street Journal U.S. Prime Rate plus 0.5%, subject to a minimum interest rate of 4% and will be paid on the first day of each month. The interest amount assumed the interest rate floor of 4% based on the interest rate at March 31, 2014 and does not consider for potential future draw downs and/or additional interest.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we continually evaluate our estimates and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are discussed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus filed with the SEC on April 15, 2014.

Restricted Stock

In connection with the 2014 Reorganization, incentive units in Holdings were converted into shares of common stock and/or restricted stock. Vested incentive units were converted to shares of common stock and restricted stock at various conversion rates, that ranged from approximately 1:0.2 to 1:24. Unvested incentive units were converted to shares of restricted stock at various conversion ratios that ranged from 1:24 to 1:47. The conversion to shares of common stock or restricted stock was determined based on the underlying conditions of the pre-conversion incentive units and reflected any pre-existing vesting conditions. This conversion resulted in the issuance of 1,148,520 and 8,121,101 shares of common stock and restricted stock, respectively, on January 1, 2014. The shares of restricted stock are subject to either time-based or performance-based vesting conditions. FASB Accounting Standards Codification (“ASC”) Section 718-20-53-3 indicates that if the terms and conditions of an existing equity incentive compensation plan are to be modified, then an entity should record additional compensation cost for any incremental value associated with the modification. The incremental compensation cost is measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified. Based on the terms of restricted stock, the Company concluded that there was a modification of the existing equity incentive units. Based upon a valuation by an independent third party, management determined there was no additional compensation cost created in the conversion, as the value of the incentive units given up was less than the value of the restricted stock received. As such, there was no additional compensation recorded.

Given the absence of a public trading market for our common stock prior to our initial public offering, and in accordance with the American Institute of Certified Public Accountants (the “AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Guide”), our board of directors exercised reasonable judgment and considered numerous factors to determine the best estimate of the fair value of our restricted stock, including:

•	Valuation analyses performed by an unrelated third party specialist (including the application of appropriate valuation techniques and inputs);

•	Characteristics and specific terms of the shares as noted in the equity grant agreements;

•	Value of the shares as determined by the absence of a liquidation value on the date of grant, the ability to participate in our future profits, growth and appreciation and the lack of an exercise price for the shares;

•	Lack of marketability of our common shares;

•	Our actual operating and financial performance;

•	Our state of development;

•	Revenue and expense projection;

•	Likelihood of achieving a liquidating event;

•	Market performance of comparable publicly traded companies; and

•	Overall U.S. and global economic and capital market conditions.

Our simulation model requires various subjective assumptions as inputs, including expected life, volatility, risk-free interest rates and the expected dividend yield. The assumptions used in the simulation model represent our best estimates, which involve inherent uncertainties and the application of judgment as follows:

•	Risk-free interest rate – We base the risk-free interest rate used in the Monte Carlo simulation model on the implied yield available on 5 year U.S. Treasury securities with a remaining term equivalent to that of the respective shares as of the valuation date.

•	Volatility – We determine the volatility factor based on the historical volatilities of comparable guideline companies. To determine the comparable guideline companies, we consider cloud-based application providers and select those that are similar in nature to us in nature of services provided. We intend to continue to consistently apply this process using the same or similar public companies until information regarding the volatility of our own pricing becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Expected Term – The expected term represents the period that our restricted stock is expected to be outstanding. We determine the expected term assumption based on the vesting terms and contractual terms of the restricted stock.

•	Expected dividend yield – We have not paid and do not expect to pay dividends in the future and therefore an expected dividend yield of 0% was applied. The directors of the Company will determine if and when dividends will be declared and paid in the future based on the Company’s financial position at the relevant time.

The following table represents a summary of the grant-date fair values of restricted stock based on the Monte Carlo simulation model and the related assumptions as of March 31, 2014:

	Three Months Ended March 31,
	2014	2013
Grant-date fair value
2012 Management Incentive Units	—	$4.67 - $19.32
2014 Restricted Stock	$5.76 - $36.03	—
Risk-free interest rates	1.02%	0.72% - 0.79%
Estimated Volatility	30.0%	50.0%
Expected life (in years)	3.5	5.0

In addition to the assumptions used in the simulation model, we are required to estimate forfeitures and only record compensation costs for restricted stock that is expected to vest. Our forfeiture estimate is based on an analysis of our own actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Non-GAAP Financial Measures

We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, as supplemental measures to review and assess our performance and planning purposes. We define EBITDA as net income, plus interest expense, taxes and depreciation and amortization and Adjusted EBITDA as net income, plus interest expense, taxes, depreciation and amortization, incentive-based compensation expense and certain transaction expenses that are not core to our operations. EBITDA and Adjusted EBITDA are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income, which we consider to be the most directly comparable U.S. GAAP measure. EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA or Adjusted EBITDA in isolation, or as a substitute for net income or other Condensed Consolidated Statements of Income data prepared in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA may not be comparable to similar titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2014	2013
Consolidated statements of income data:
Net income	$1,060	$2,635
Interest expense	2,067	2,274
Taxes	783	1,241
Depreciation and amortization	1,721	1,295

EBITDA	5,631	7,445
Stock-based compensation expense	93	722
Transaction expenses	840	—

Adjusted EBITDA	$6,564	$8,167

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $13.1 million as of March 31, 2014. We consider all highly liquid debt instruments purchased with a maturity date of three months or less and money market mutual funds to be cash equivalents. This amount was invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income that expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates, or we may suffer losses if we are forced to sell securities that decline in market value due to changes in interest rates.

We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition with respect to our cash and cash equivalents.

We are also exposed to changes in interest rates relating to the 2022 Note. As of March 31, 2014 and December 31, 2013, we had recorded $0.5 million and $1.1 million, respectively, as derivative liability relating to the 2022 Note. Changes in interest rates can lead to fluctuations in the fair value of the 2022 Note.

To perform the sensitivity analysis on the derivative liability as of March 31, 2014, we assessed the risk of a change in fair value from the effect of an interest rate change of 100-basis points as of March 31, 2014, which is shown as follows:

		+100 basis	-100 basis
	Fair Value	Point Shift	Point Shift
Derivative Liability	$472	$1,336	$—

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

In July 2013, Dr. Lakshmi Arunachalam filed a complaint against us in the U.S. District Court for the District of Delaware alleging that Paycom Payroll, LLC (“Paycom”) (infringes on U.S. Patent No. 8,244,833 assigned to her. The complaint seeks a permanent injunction, damages, and attorneys’ fees should Paycom be found to infringe. Dr. Arunachalam has asserted similar claims in Delaware for the alleged infringement of the same patent against other payroll processing companies. Dr. Arunachalam has also accused various other entities of infringing related U.S. patents. On October 4, 2013, Paycom filed an answer, affirmative defenses and counterclaims to the complaint. Paycom denied all claims made against it by Dr. Arunachalam in her complaint, asserted various defenses and counterclaims for non-infringement and challenged the validity and enforceability of U.S. Patent No. 8,244,833. Dr. Arunachalam filed a reply to Paycom’s counterclaim on October 28, 2013 and denied non-infringement and invalidity. Dr. Arunachalam subsequently assigned her patent to Pi-Net International, Inc. The initial lawsuit was dismissed and a complaint was filed by Pi-Net International, Inc. on April 18, 2014, along with claims of infringement of two additional patents, U.S. Patent No. 5,987,500 and U.S. Patent No. 8,108,492. We believe that this litigation is without merit and intend to vigorously defend ourselves in this matter.

We are involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Prospectus filed with the SEC on April 15, 2014, which are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-194462) for our IPO was declared effective by the Securities and Exchange Commission on April 10, 2014. The Registration Statement on Form S-1 registered an aggregate of 7,641,750 shares of common stock, including 996,750 shares of common stock registered to cover an option to purchase additional shares of common stock granted by certain selling stockholders to the underwriters of IPO. On April 21, 2014, we closed our IPO pursuant to which the Company and certain selling stockholders sold an aggregate of 7,641,750 shares of common stock at a public offering price of $15.00 per share, before underwriting discounts and commissions. Barclays Capital Inc. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering.

The Company issued and sold 4,606,882 shares of common stock in the IPO, which generated approximately $64.3 million in net offering proceeds after deducting underwriting discounts and commissions of approximately $4.8 million. Certain existing stockholders sold an aggregate of 3,034,868 shares of our common stock in the IPO, which generated approximately $42.3 million in net offering proceeds to such selling stockholders after deducting underwriting discounts and commissions of approximately $3.2 million.

We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 2022 Note issued by us to WCAS Capital Partners IV, L. P. and the 2017 Note issued by WCAS Holdings. In addition, approximately $0.1 million of the offering proceeds for the repayment of the 2017 Note were paid to the Estate of Richard Aiello and Robert J. Levenson and certain of their affiliated or related entities.

Recent Sales of Unregistered Securities

Effective January 1, 2014, we issued 30,452,458 and 136,015 shares of our common stock to Welsh, Carson, Anderson & Stowe X, L.P. and WCAS Management Corporation, respectively, in exchange for the contribution of all of the shares of common stock of WCAS Holdings to Software. In addition, we issued 323,307 shares of our common stock to WCAS Capital Partners IV, L.P. in exchange for the contribution of all of the shares of common stock of WCAS CP IV Blocker, Inc. to Software.

Effective January 1, 2014, we issued 628,745 shares of our common stock to Robert J. Levenson (and certain affiliated entities) in exchange for his contribution of 200 Series B Preferred Units of Holdings to Software and we issued 220,060 shares of our common stock to Richard Aiello in exchange for his contribution of 70 Series B Preferred Units of Holdings to Software.

Effective January 1, 2014, pursuant to the Agreement and Plan of Merger by and among Software, Paycom, Holdings, and Paycom Software Merger Sub, LLC, or Software Merger Sub, Software Merger Sub merged with and into Holdings, with all outstanding common units and incentive units of Holdings being converted into shares of our common stock or restricted stock by operation of Delaware law.

The sales of the above securities were deemed exempt from registration under Section 4(a)(2) or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The recipients of securities in the transactions exempt under Section 4(a)(2) or Regulation D of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to shares of common stock or restricted stock issued in such transactions.

Share Repurchase Program

During the period covered by this Quarterly Report on Form 10-Q, we did not have a share repurchase program in place, and no shares of our common stock were repurchased.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (number in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Merger Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Paycom Merger Sub, LLC, dated December 30, 2013 (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.2	Contribution Agreement, by and between WCAS Capital Partners, IV, L.P. and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.3	Contribution Agreement, by and among Welsh, Carson, Anderson & Stowe X, L.P., WCAS Management Corporation and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.4	Contribution Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated December 30, 2013 (incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

3.1	Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

3.2	Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.2	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

4.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

Exhibit No.	Description

10.1	Form of Indemnification Agreement between Paycom Software, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.2	Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.3	Form of Restricted Stock Award Agreement (Post-IPO) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.4	Form of Restricted Stock Award Agreement for Non-Executives (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.5	Form of Restricted Stock Award Agreement for Executives with Employment Agreements (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.6	Form of Restricted Stock Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.7	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Chad Richison, dated December 30, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.8	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Craig E. Boelte, dated December 30, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.9	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Jeffrey D. York, dated December 30, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.10	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and William X. Kerber III, dated December 30, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Label Linkbase Document.

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paycom Software, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
***	XBRL Interactive Data Files will be filed by amendment to this Quarterly Report on Form 10-Q within thirty days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYCOM SOFTWARE, INC.

Date: May 21, 2014	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 21, 2014	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Financial Officer)