Form 10-Q/A
period 2014-03-31
Paycom Software, Inc.
filed 2014-06-12
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

7501 W. Memorial Road

Oklahoma City, Oklahoma 73142

(Address, zip code of principal executive offices)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed solely to furnish the Interactive Data files as Exhibit 101 to the Company’s Quarterly Report on Form 10-Q that was originally filed with the Securities and Exchange Commission on May 21, 2014 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and no other changes have been made to the Form 10-Q.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

2.1	Merger Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Paycom Merger Sub, LLC, dated December 30, 2013 (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.2	Contribution Agreement, by and between WCAS Capital Partners, IV, L.P. and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.3	Contribution Agreement, by and among Welsh, Carson, Anderson & Stowe X, L.P., WCAS Management Corporation and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.4	Contribution Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated December 30, 2013 (incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

3.1	Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

3.2	Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.2	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

4.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.1	Form of Indemnification Agreement between Paycom Software, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.2	Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.3	Form of Restricted Stock Award Agreement (Post-IPO) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.4	Form of Restricted Stock Award Agreement for Non-Executives (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.5	Form of Restricted Stock Award Agreement for Executives with Employment Agreements (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.6	Form of Restricted Stock Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.7	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Chad Richison, dated December 30, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

Exhibit No.	Description

10.8	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Craig E. Boelte, dated December 30, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.9	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Jeffrey D. York, dated December 30, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.10	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and William X. Kerber III, dated December 30, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Previously filed or furnished, as applicable, as an exhibit to the Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYCOM SOFTWARE, INC.

Date: June 12, 2014	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 12, 2014	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Financial Officer)

5