Form 10-Q
period 2014-06-30
Paycom Software, Inc.
filed 2014-08-08
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, the registrant had 51,041,157 shares of common stock outstanding.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13,968	$13,362
Restricted cash	370	369
Accounts receivable	906	1,705
Prepaid expenses	1,615	2,133
Inventory	519	578
Income tax receivable	15	150
Deferred tax assets	3,470	3,672

Current assets before funds held for clients	20,863	21,969
Funds held for clients	315,629	455,779

Total current assets	336,492	477,748
Property, plant and equipment, net of accumulated depreciation of $14.1 million and $11.5 million, respectively	45,358	38,671
Deposits and other assets	554	461
Goodwill	51,889	51,889
Intangible assets, net of accumulated amortization of $11.3 million and $10.5 million, respectively	5,902	6,709

Total assets	$440,195	$575,478

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,620	$5,020
Accrued commissions and bonuses	1,579	3,598
Accrued payroll and vacation	3,492	3,087
Deferred revenue	1,941	1,582
Current portion of long-term debt	893	9,545
Accrued expenses and other current liabilities	3,244	4,372

Current liabilities before client funds obligation	13,769	27,204
Client funds obligation	315,629	455,779

Total current liabilities	329,398	482,983

Deferred tax liabilities	3,081	2,895
Long-term deferred revenue	13,350	10,990
Long-term debt, less current portion	26,528	11,545
Long-term debt to related parties	—	60,875
Derivative liability	—	1,107

Total long-term liabilities	42,959	87,412

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 51,041,157 and 45,708,573 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	510	457
Additional paid in capital	66,861	33,978
Retained earnings (accumulated deficit)	467	(29,349)

Total parent’s stockholders’ equity	67,838	5,086

Noncontrolling interest	—	(3)

Total stockholders’ equity	67,838	5,083

Total liabilities and stockholders’ equity	$440,195	$575,478

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Recurring	$32,666	$23,394	$69,120	$50,598
Implementation and other	640	520	1,171	893

Total revenues	33,306	23,914	70,291	51,491

Cost of revenues
Operating expenses	5,757	4,353	12,049	8,787
Depreciation	608	415	1,238	826

Total cost of revenues	6,365	4,768	13,287	9,613

Administrative expenses
Sales and marketing	13,700	8,716	29,381	18,574
Research and development	937	324	1,819	779
General and administrative	8,138	6,040	17,406	12,036
Depreciation and amortization	1,072	873	2,163	1,757

Total administrative expenses	23,847	15,953	50,769	33,146

Total operating expenses	30,212	20,721	64,056	42,759

Operating income	3,094	3,193	6,235	8,732
Interest expense	(674)	(2,326)	(2,741)	(4,600)
Net loss on early repayment of debt	(4,044)	—	(4,044)	—
Other income (expense), net	587	(338)	1,356	273

Income (loss) before income taxes	(1,037)	529	806	4,405
Provision (benefit) for income taxes	(444)	169	339	1,410

Net income (loss)	(593)	360	467	2,995
Net income attributable to the noncontrolling interest	—	3	—	22

Net income (loss) attributable to Paycom	$(593)	$357	$467	$2,973

Pro forma additional income tax expense	—	79	—	656

Pro forma net income (loss)	$(593)	$278	$467	$2,317

Net income (loss) per share, basic	$(0.01)	$0.01	$0.01	$0.07
Net income (loss) per share, diluted	$(0.01)	$0.01	$0.01	$0.06
Pro forma net income (loss) per share, basic	$(0.01)	$0.01	$0.01	$0.05
Pro forma net income (loss) per share, diluted	$(0.01)	$0.01	$0.01	$0.05
Weighted average shares outstanding:
Basic	50,284,362	45,621,868	48,015,577	45,241,939

Diluted	50,284,362	47,998,224	50,331,002	47,958,339

Pro forma weighted average shares outstanding:
Basic	50,284,362	45,621,868	48,015,577	45,241,939

Diluted	50,284,362	47,998,224	50,331,002	47,958,339

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share amounts)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$467	$2,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,401	2,583
Amortization of debt discount	74	116
Write off of debt issuance costs	4,051	—
Stock-based compensation	274	844
Change in fair value of derivative liability	(1,107)	(1)
Changes in operating assets and liabilities:
Accounts receivable	799	63
Prepaid expenses	(132)	(467)
Inventory	59	87
Deposits and other assets	(93)	(73)
Income tax receivable, net	135	—
Deferred tax assets	202	1,411
Deferred tax liabilities	186	—
Accounts payable	(2,400)	(635)
Accrued commissions and bonuses	(2,019)	(1,403)
Accrued payroll and vacation	405	262
Deferred revenue	2,719	1,644
Accrued expenses and other liabilities	(1,128)	1,480

Net cash provided by operating activities	5,893	8,906

Investing activities
Decrease in funds held for clients	140,150	38,768
Increase (decrease) in restricted cash	1	(1)
Additions to property, plant and equipment	(9,278)	(2,839)

Net cash provided by investing activities	130,873	35,928

Financing activities
Proceeds from issuance of long-term debt	6,539	—
Proceeds from Initial Public Offering	62,196	—
Payments on long-term debt	(65,207)	(197)
Decrease in client funds obligation	(140,150)	(38,768)
Incentive awards redeemed	—	(1,008)
Payments of deferred offering costs	645	—
Capital impact of reorganization	(183)	—
Distributions received from members	—	(520)

Net cash used in financing activities	(136,160)	(40,493)

Change in cash and cash equivalents	606	4,341
Cash and cash equivalents
Beginning of period	13,362	13,435

End of period	$13,968	$17,776

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. CONSOLIDATION AND BASIS OF PRESENTATION

The Reorganization

Paycom Software, Inc. (“Software”) and its wholly-owned subsidiary, Payroll Software Merger Sub, LLC (“Merger Sub”) were formed as Delaware entities on October 31, 2013, and December 23, 2013, respectively, in anticipation of an initial public offering (“IPO”) and were wholly-owned subsidiaries of Paycom Payroll, LLC (“Paycom”) prior to December 31, 2013.

On January 1, 2014, we consummated a reorganization pursuant to which: (i) affiliates of Welsh, Carson, Anderson & Stowe, L.P. contributed WCAS Paycom Holdings, Inc. (“WCAS Holdings”) and WCAS CP IV Blocker, Inc. (“CP IV Blocker”), which collectively own all of the Series A Preferred Units of Paycom Payroll Holdings, LLC (“Holdings”), to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”). Following the reorganization, Software became a holding company with its principal asset being the Series A Preferred Units of Holdings (collectively, the “2014 Reorganization”).

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

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization, to Holdings, Holdings’ consolidated subsidiaries and WCAS Holdings collectively and, after the 2014 Reorganization, to Software and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2014 and December 31, 2013, our condensed consolidated results of operations for the three and six months ended June 30, 2014 and 2013 and our condensed consolidated cash flows for the six months ended June 30, 2014 and 2013. Such adjustments are of a normal recurring nature. The information in this Quarterly Report on Form 10-Q should be read in in conjunction with our final prospectus filed pursuant to Rule 424(b) (the “Prospectus”) with the SEC on April 15, 2014.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the useful life for long-lived and intangible assets, the life of our client relationships, the fair market value of our equity incentive awards and the fair value of our financial instruments. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under circumstances. As such, actual results could materially differ from these estimates.

Segment Information

We operate in a single operating segment and a single reporting segment and all required financial segment information is presented in the condensed consolidated financial statements.

Anti-Dilutive Securities

We excluded 1,984,938 shares of restricted stock from the diluted earnings per share calculation for the three months ended June 30, 2014 because they were anti-dilutive.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements and determined that no subsequent events would require adjustment to the condensed consolidated financial statements or additional disclosure other than the information disclosed herein. See “Note 13-Subsequent Events.”

Summary of Significant Accounting Policies

Software’s significant accounting policies discussed in Note 2 to its audited consolidated financial statements for the fiscal year December 31, 2013 included in the Prospectus filed with the SEC on April 15, 2014, have not changed.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which added new disclosure requirements to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and disclose the arrangements and the total outstanding amount of obligation for all parties. We adopted this new guidance for the six months ended June 30, 2014, which did not have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued authoritative guidance which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this new guidance for the six months ended June 30, 2014, which did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued authoritative guidance which included a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements.

In June 2014, the FASB issued authoritative guidance for share-based payments which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for us on January 1, 2016. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation were as follows:

	June 30, 2014	December 31, 2013
Property, plant and equipment
Buildings	$27,190	$14,828
Software and capitalized software costs	6,689	5,578
Computer equipment	6,241	4,832
Rental clocks	5,743	4,865
Furniture, fixtures and equipment	4,052	3,189
Vehicles	421	421
Leasehold improvements	159	135

	50,495	33,848
Less: accumulated depreciation	(14,130)	(11,540)

	36,365	22,308
Land	8,993	8,993
Construction in process	—	7,370

Property, plant and equipment, net	$45,358	$38,671

Rental clocks included in property, plant and equipment, net represent time clocks issued to clients under month-to-month operating leases. These items are transferred upon issuance from inventory to fixed assets and depreciated over their estimated useful lives.

Depreciation expense for property, plant and equipment, net was $1.3 million and $2.6 million for the three and six months ended June 30, 2014, respectively. Depreciation expense for property, plant and equipment, net was $0.9 million and $1.8 million for the three and six months ended June 30, 2013, respectively.

We capitalize interest incurred under our indebtedness related to construction of our principal executive offices. For the three months ended June 30, 2014, we paid interest costs of $0.3 million of which $0.1 million was capitalized. For the six months ended June 30, 2014, we paid interest costs of $0.6 million of which $0.4 million was capitalized. For the three and six months ended June 30, 2013, we paid interest costs of $0.2 million and $0.4 million, respectively, of which $18 thousand and $35 thousand, respectively, was capitalized.

3. GOODWILL AND INTANGIBLE ASSETS, NET

We had goodwill of $51.9 million as of June 30, 2014 and December 31, 2013. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2014. For the year ended December 31, 2013, there were no indicators of impairment.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	June 30, 2014
	Weighted Avg. Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Customer relationships	3.0	$13,997	$(9,798)	$4,199
Trade name	8.0	3,194	(1,491)	1,703

Total		$17,191	$(11,289)	$5,902

	December 31, 2013
	Weighted Avg. Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Customer relationships	3.5	$13,997	$(9,098)	$4,899
Trade name	8.5	3,194	(1,384)	1,810

Total		$17,191	$(10,482)	$6,709

The weighted average remaining useful life of our intangible assets was 4.45 years as of June 30, 2014. Amortization of intangible assets for the three and six months ended June 30, 2014 was $0.4 million and $0.8 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2013 was $0.4 million and $0.8 million, respectively. Estimated amortization expense as of June 30, 2014 for our existing intangible assets for the next five years and thereafter was as follows:

Year Ending December 31,	Amortization Expense
2014	$806
2015	1,613
2016	1,613
2017	913
2018	213
Thereafter	744

$5,902

4. FUNDS HELD FOR CLIENTS AND CLIENT FUNDS OBLIGATION

As part of our payroll and tax filing application, we collect funds for federal, state and local employment taxes from clients, handle applicable regulatory tax filings, correspondence and amendments, remit the funds to appropriate tax agencies, and handle other employer-related services. Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in money market funds and certificates of deposit. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. These investments are shown in the Condensed Consolidated Balance Sheets as “Funds held for clients”, and the offsetting liability for the tax filings is shown as “Client funds obligation.” As of June 30, 2014 and December 31, 2013, the funds held for clients were invested in demand deposits, short-term certificates of deposit and money market funds. The interest earned on these funds is included in “Other income (expense), net”, on the Condensed Consolidated Statements of Income.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5. LONG-TERM DEBT

Our long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
Term note to bank due December 15, 2018 (1) (3)	$—	$11,963
Construction note to bank (2)(3)	—	9,127
$27,421 term note to bank due June 1, 2021 (3)	27,421	—
Note to related party due April 3, 2017 (4)	—	46,193
Note to related party due April 3, 2022 (5)	—	18,807
Less: Unamortized debt discounts	—	(4,125)

Total long-term debt (including current portion)	27,421	81,965
Less: Current portion	(893)	(9,545)

Total long-term debt, net	$26,528	$72,420

(1)	In December 2011, we consolidated pre-existing construction loans for the construction of a new corporate headquarters, processing center and gymnasium into a term note (the “2011 Consolidated Loan”). Under the 2011 Consolidated Loan, principal and interest was payable monthly based on a 20 year amortization rate of 5.0%. The 2011 Consolidated Loan was collateralized by a first mortgage covering our original corporate headquarters building and was secured by a first lien security interest in certain personal property relating to our original corporate headquarters building. As of June 30, 2014, the 2011 Consolidated Loan was consolidated into the 2021 Consolidated Loan. See note (3) below for more information on, and the definition of, the 2021 Consolidated Loan.

(2)	In March 2013, we entered into a construction loan agreement for the construction of a second building at our corporate headquarters with Kirkpatrick Bank due May 1, 2015, which allowed for a maximum principal amount of $12.3 million (the “2013 Construction Loan”). The 2013 Construction Loan was secured by a first mortgage covering the second headquarters building and a first lien security interest in certain personal property relating to the second headquarters building. Under the 2013 Construction Loan, interest accrued monthly at the Wall Street Journal U.S. Prime Rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4.0% per annum. Interest on the 2013 Construction Loan was payable monthly on the first day of each month. This loan, along with the 2011 Consolidated Loan, was converted into a term loan in July 2013.

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

In December 2013, we consolidated the 2013 Construction Loan and the 2013 Land Loan (“2013 Consolidated Loan”) under a modification agreement that increased the combined maximum principal amount of the 2013 Consolidated Loan to $14.6 million. The 2013 Consolidated Loan was secured by a first mortgage covering all of the second headquarters building and a first lien security interest in certain personal property relating to the second headquarters building. Under the 2013 Consolidated Loan, interest accrued monthly at the Wall Street Journal U.S. Prime rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4.0% per annum. As of June 30, 2014, the 2013 Consolidated Loan was consolidated into the 2021 Consolidated Loan. See note (3) below for more information on, and the definition of, the 2021 Consolidated Loan.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The 2011 Consolidated Loan and the 2013 Consolidated Loan were subject to certain financial covenants, as defined in the applicable agreement, including maintaining a debt coverage ratio of indebtedness (defined as current maturities of long-term debt, interest expense and distributions) to EBITDA of less than 1.5 to 1.0. As of December 31, 2013, we were not in compliance with the financial covenant related to the debt coverage ratio. We obtained a letter of waiver from the lender that excluded this item from the calculation as of December 31, 2013 and which remains in effect through April 30, 2015. We were in compliance with the financial covenant related to the debt coverage ratio as of June 30, 2014.

(3)	In June 2014, our only outstanding indebtedness consisted of a term note under a Loan Agreement (the “2021 Consolidated Loan”) with an outstanding principal balance of $27.4 million as of June 30, 2014. The 2021 Consolidated Loan is due to Kirkpatrick Bank and matures on May 30, 2021. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

(4)	In April 2014, we paid off the balance of the 2017 Note that was issued by WCAS Holdings and was payable to Welsh, Carson, Anderson & Stowe X, L.P., a related party (“WCAS X”) with proceeds from our IPO. The 2017 Note accrued interest at a rate of 14% per annum. As of December 31, 2013, the outstanding principal balance of the 2017 Note was $46.2 million.

(5)	In April 2014, we paid off the balance of the 10% Senior Note due 2022 (the “2022 Note”) with WCAS Capital Partners IV, L.P., a related party (“WCAS CP IV”) with proceeds from our IPO and from existing cash. The 2022 Note accrued interest at a rate of 10% per annum. As of December 31, 2013, the outstanding principal amount of the 2022 Note was $18.8 million.

The 2022 Note was issued at a discount of $2.4 million. In conjunction with the payoff of this note, we wrote off the remaining, unamortized discount of $0.5 million. The total unamortized discount related to this note was $4.1 million as of December 31, 2013.

As of June 30, 2014, the carrying value and fair value of our total long-term debt, including the current portion were $27.4 million. As of December 31, 2013, the carrying value and fair value of our total long-term debt, including the current portion, were $82.0 million and $84.9 million, respectively. The fair value of variable rate long-term debt approximates its market value because the cost of borrowing fluctuates based upon market conditions. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6. EMPLOYEE SAVINGS PLAN

Our employees that are over the age of 21 and have completed 90 days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year for our employees. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. If an employee terminates service prior to completing two years of employment, the employee will not be vested in these contributions. The discretionary contributions are vested over a six year period. Matching contributions amounted to $0.4 million and $0.9 million for the three and six months ended June 30, 2014, respectively. Matching contributions amounted to $0.2 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation, long-term debt and derivative liability. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client fund obligations approximates fair value because of the short-term nature of the instruments.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

Level 1—Unadjusted observable inputs that reflect quoted prices in active markets

Level 2—Input other than quoted prices in active markets that are directly or indirectly observable

Level 3—Unobservable inputs that are supported by little or no market activity

We use observable data, when available. During the three and six months ended June 30, 2014 and 2013, we did not have any transfers between Levels 1, 2 or 3 in the three-tier fair value hierarchy.

We had no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2014. The following tables provide a summary of the fair value of financial instruments that are measured on a recurring basis using the above input categories as of December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$—	$—	$1,107	$1,107

	$—	$—	$1,107	$1,107

The derivative liability related to the 2022 Note was classified as a Level 3 financial instrument due to valuation being based upon significant unobservable inputs. See “Note 5 Long-Term Debt” for additional information.

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments were as follows as of December 31, 2013:

	Significant unobservable input(s) / sensitivity of the fair value to the changes in the unobservable inputs
	December 31, 2013
	Valuation Technique	Key Inputs	Range
Derivative Liability	Lattice Model	Probability of exit	90%
		Remaining term	0.8 years - 8.3 years
		Yield Volatility	21.4% - 31.1%
		Credit Spread	8.90%
		Risk-free rate	0.13% - 2.45%

The following table summarizes the changes in fair value of our Level 3 financial instruments for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning Balance	$1,421	$1,767
Issuances	—	—
Change in fair value of derivative liability	345	(1)

Ending Balance	$1,766	$1,766

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Six Months
	Ended June 30, 2014	Ended June 30, 2014
Beginning Balance	$472	$1,107
Issuances	—	—
Change in fair value of derivative liability	—	(635)
Write-off to Other income (expense)	(472)	(472)

Ending Balance	$—	$—

Total change in fair value of derivative liability recognized as “Other income (expense), net” in the Condensed Consolidated Statements of Income was $0.3 million and less than $(0.1 million) for the three and six months ended June 30, 2013, respectively. Total change in fair value of derivative liability, including write-off of the balance due to payoff of the associated loan, recognized as “Other income (expense), net” in the Condensed Consolidated Statements of Income, was $(0.5 million) and $(1.1 million) for the three and six months ended June 30, 2014, respectively.

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

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income	$(593)	$360	$467	$2,995
Net income attributable to non-controlling interest	—	(3)	—	(22)

Net income attributable to Paycom	$(593)	$357	$467	$2,973

Denominator:
Weighted average shares outstanding	50,284,362	44,560,053	48,015,577	44,560,053
Adjustment for vested restricted stock	—	1,061,815	—	681,886

Shares for calculating basic EPS	50,284,362	45,621,868	48,015,577	45,241,939

Weighted average shares outstanding	50,284,362	44,560,053	48,015,577	44,560,053
Dilutive effect of unvested restricted stock	—	3,438,171	2,315,425	3,398,286

Shares for calculating diluted EPS	50,284,362	47,998,224	50,331,002	47,958,339

Net income (loss) per share:
Basic	$(0.01)	$0.01	$0.01	$0.07
Diluted	$(0.01)	$0.01	$0.01	$0.06

We excluded 1,984,938 shares of restricted stock from the diluted earnings per share calculation for the three months ended June 30, 2014 because they were anti-dilutive.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

There is no difference in net income and pro forma net income for either the three or six months ended June 30, 2014. The following is a reconciliation of pro forma net income for the three and six months ended June 30, 2013 and the shares of stock used in the computation of pro forma basic and diluted net income per share:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Pro forma numerator:
Net income attributable to Paycom	$357	$2,973
Pro forma additional income tax expense (Note 12)	79	656

Pro forma net income attributable to Paycom (Note 12)	$278	$2,317

Pro forma denominator:
Pro forma weighted average shares outstanding	44,560,053	44,560,053
Adjustment for vested restricted stock	1,061,815	681,886

Pro forma shares for calculating basic EPS	45,621,868	45,241,939

Pro forma weighted average shares outstanding	44,560,053	44,560,053
Effect of dilutive restricted stock	3,438,171	3,398,286

Pro forma shares for calculating diluted EPS	47,998,224	47,958,339

Pro forma net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

For the three and six months ended June 30, 2014, there was no difference between net income and pro forma net income. See “Note 12 Income Taxes” for additional information regarding pro forma income tax expense.

9. STOCKHOLDERS’ EQUITY AND INCENTIVE COMPENSATION

Prior to the 2014 Reorganization, Holdings had four authorized classes of limited liability company interests (each a “unit”). Series A Preferred Units were voting units with first priority of distribution, entitled to a preferred yield (as defined within our limited liability company agreement) of 9% with regard to certain future asset distributions and conversion features. Series B Preferred Units were non-voting units, entitled to receive distributions only after certain conditions were met. Common units were voting units. Incentive units were non-voting units reserved for issuance to our employees, officers, directors and other service providers.

On January 1, 2014, we consummated the 2014 Reorganization, pursuant to which: (i) affiliates of Welsh, Carson, Anderson & Stowe, L.P., contributed WCAS Holdings and CP IV Blocker, which collectively own all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted common stock of Software.

The shares of restricted stock were issued subject to various vesting conditions. A portion of the restricted stock is subject to time-based vesting conditions, while the remaining portion is subject to performance-based vesting conditions. The performance-based vesting conditions are based on our total enterprise value exceeding certain specified thresholds. For additional information concerning the vesting conditions of the restricted stock, see “Executive Compensation—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units and Restricted Stock Awards” included in the Prospectus filed with the SEC on April 15, 2014.

Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. As a result of the 2014 Reorganization, we recorded a one-time reclassification of $29.6 million of historical accumulated deficit to additional paid in capital on January 1, 2014. Following the 2014 Reorganization, Software became a holding company with its principal asset being the Series A Preferred Units of Holdings.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As of June 30, 2014 and December 31, 2013, there was $1.1 million and $1.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock issued to employees. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years. On April 21, 2014, 217,378 shares of restricted stock automatically vested and converted into shares of common stock.

10. RELATED-PARTY TRANSACTIONS

During the three months ended June 30, 2014 and 2013, we paid Advantage Benefits Plus (“Advantage”) a total of $5 thousand and $3 thousand, respectively, for administering our employee cafeteria plan. During the six months ended June 30, 2014 and 2013, we paid Advantage a total of $8 thousand and $5 thousand, respectively, for administering our employee cafeteria plan. Employee payroll deductions are sent to Advantage and we are billed monthly for an administrative fee. Advantage is owned by the spouse of Craig E. Boelte, our Chief Financial Officer.

Our Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Jeff York, our Chief Sales Officer, owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP. During the three months ended June 30, 2014 and 2013, we paid rent on our Dallas office space in the amounts of $71 thousand and $64 thousand, respectively. During the six months ended June 30, 2014 and 2013, we paid rent on our Dallas office space in the amounts of $133 thousand and $131 thousand, respectively.

In connection with the corporate reorganization in April 2012, we entered into the 2022 Note with WCAS CP IV, a related party. We paid off the balance of this note in April 2014 with proceeds from our IPO and with existing cash on hand.

In connection with the 2014 Reorganization, we assumed the 2017 Note that was issued by WCAS Holdings and was payable to WCAS X. We paid off the balance of this note in April 2014 with proceeds from our IPO.

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

11. COMMITMENTS AND CONTINGENCIES

Funding Agreement

In March 2010, we entered into a funding agreement with the Oklahoma City Economic Development Trust (the “Trust”) and the city of Oklahoma City. The Trust provided $2.0 million as an up-front job creation payment for the construction of certain public infrastructure improvements related to our new principal executive offices in northwest Oklahoma City. In exchange for the funding, we agreed to create at least 492 jobs over a five year period, with an average first year salary in excess of $37 thousand and make a minimum capital investment in the project of at least $15.0 million. We further agreed that we would be responsible for repayment of any amount that was not offset by earned job creation payments. As of June 30, 2014 and December 31, 2013, we had earned $1.8 million and $1.5 million of job creation payments, respectively. We believe that we will fulfill the obligations under this agreement within the time frame specified.

Legal Proceedings

In July 2013, Dr. Lakshmi Arunachalam filed a complaint against Paycom Payroll, LLC (“Paycom”) in the U.S. District Court for the District of Delaware alleging that Paycom infringes on U.S. Patent No. 8,244,833 assigned to her. Paycom denied all claims made against it by Dr. Arunachalam in her complaint, asserted various defenses and counterclaims for non-infringement and challenged the validity and enforceability of U.S. Patent No. 8,244,833. The initial lawsuit was dismissed and a complaint was filed by Pi-Net International, Inc. on April 18, 2014, along with the claims of infringement of two additional patents, U.S. Patent No. 5,987,500 and U.S. Patent No. 8,108,492.

On July 1, 2014, Paycom, Webexchange, Inc., Dr. Arunachalam, and Pi-Net International, Inc. entered into a confidential settlement agreement. As part of this settlement agreement, Pi-Net International, Inc. and Paycom entered a stipulation of dismissal with prejudice on July 1, 2014.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

Future annual minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more at June 30, 2014 were as follows:

Year Ending December 31,	Operating
2014	$1,566
2015	3,281
2016	3,000
2017	2,606
2018	2,015
Thereafter	1,192

Total minimum lease payments	$13,660

On July 3, 2014, we entered into a new lease for our Boston sales office. This new lease replaces the lease that had previously been in place. The new lease increases total future minimum lease payments by $1.3 million and is not included in the table above.

Rent expense under operating leases for the three and six months ended June 30, 2014 was $0.8 million and $1.4 million, respectively. Rent expense under operating leases for the three and six months ended June 30, 2013 was $0.5 million and $0.9 million, respectively.

12. INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in estimating operating income in order to determine our estimated effective income tax rate. The effective income tax rate was 42.82% and 31.95% for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rate was 42.06% and 32.01% for the six months ended June 30, 2014 and 2013, respectively. The higher effective income tax rate for the three and six months ended June 30, 2014 is primarily a result of our 2014 Reorganization, as the 2013 effective income tax rate only includes WCAS Holdings which has historically been treated as a consolidated corporation that is taxed under Subchapter C of the United States Internal Revenue Code of 1986, as amended (a “Subchapter C Corporation”).

As a result of the 2014 Reorganization, we are treated as a Subchapter C Corporation and, therefore, subject to both federal and state income taxes. Holdings continues to be recognized as a wholly-owned partnership for income tax purposes. Accordingly, we recorded a one-time non-cash charge to equity of $0.2 million during the six months ended June 30, 2014, respectively, for the amount of the deferred tax liability resulting from the exchange of common units, incentive units and Series B Preferred Units of Holdings for common stock and restricted stock of Software as part of the 2014 Reorganization.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Pro Forma Income Tax Expense

In connection with the 2014 Reorganization, we became taxed as a Subchapter C Corporation effective January 1, 2014.The pro forma net income applied in computing the pro forma EPS for the three and six months ended June 30, 2013 is based on our historical net income as adjusted to reflect our conversion to a Subchapter C Corporation as if it had occurred as of January 1, 2013. The pro forma net income includes an adjustment to income tax expense, the amount of which was determined at an effective tax rate of 46.9%, which resulted in an incremental pro forma income tax expense of $0.1 million and $0.7 million for the three and six months ended June 30, 2013, respectively.

13. SUBSEQUENT EVENTS

We had no material subsequent events that have not already been disclosed in the notes to these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our final prospectus filed pursuant to Rule 424(b) (the “Prospectus”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus. Aside from certain information as of December 31, 2013, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization (as defined below), to Paycom Payroll Holdings, LLC and its consolidated subsidiaries (“Holdings”) and WCAS Paycom Holdings, Inc. (“WCAS Holdings”) collectively, and, after the 2014 Reorganization, to Paycom Software, Inc. (“Software”) and its consolidated subsidiaries. All amounts presented, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs of our management as well as the assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, assumptions and other statements contained in this report that are not historical facts. When used in this document, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan” and “project” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements include, without limitation, that our growth will generally mirror improvements in the labor market, that an increasing percentage of our recurring revenues will come from our additional HCM applications over time and result in improved gross margins, that our total gross margin will gradually improve over time as a result of additional clients, sale of additional applications to existing clients and reduced costs of revenues and administrative expenses, that our capital expenditures and investment activity will continue to increase, that we will fulfill our obligations under the agreement with the Oklahoma City Economic Development Trust, our plan and ability to open additional sales offices in the future, that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next twelve months, and our expectation of increasing our capital expenditures and investment activity as our business grows.

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

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2014. We stored data for more than one million persons employed by our clients during the six months ended June 30, 2014.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives (“CRRs”) who sell new applications to existing clients. We have 31 sales teams located in 20 states and plan to open additional sales offices to further expand our presence in the U.S. market. In recent years, we have opened three to four new sales offices in new cities per year and believe that we can increase this annual number to four to six new sales offices per year beginning in 2015. During the first six months of 2014, we opened five new sales offices in Baltimore, Indianapolis, Philadelphia, Portland and Silicon Valley. Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base. We also expect a portion of our growth to generally mirror improvements in the labor market. Our principal marketing programs include telemarketing and email campaigns, search engine marketing methods and national radio advertising.

Recent Developments

Initial Public Offering

On April 21, 2014, we closed our initial public offering (“IPO”) whereby an aggregate of 7,641,750 shares of our common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by us and 3,034,868 shares of common stock sold by certain named selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $64.3 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 10% Senior Note due 2022 (the “2022 Note”) issued by us to WCAS Capital Partners IV, L. P. and the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”).

The Reorganization

On January 1, 2014, we consummated a reorganization pursuant to which (i) affiliates of Welsh, Carson, Anderson & Stowe L.P. contributed WCAS Holdings and WCAS CP IV Blocker, Inc. (“CP IV Blocker”), which collectively own all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units for shares of common stock of Software. Immediately after these contributions, Paycom Software Merger Sub, LLC (“Merger Sub”), a wholly-owned subsidiary of Software merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law, and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. Following the reorganization, Software became a holding company with its principal asset being the Series A Preferred Units of Holdings (collectively, the “2014 Reorganization”).

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

Trends, Opportunities and Challenges

While we currently derive most of our revenues from our payroll and tax management application (“payroll processing”), we expect an increasing percentage of our recurring revenues to come from our additional HCM applications over time. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. We generate revenues from (i) fixed amounts charged per billing period or (ii) fixed amounts charged per billing period plus a fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.

For each of the six months ended June 30, 2014 and 2013, our gross margin was approximately 81%. We expect changes in our revenue mix to gradually improve gross margins over time as our current gross margin for our HCM applications is higher than our gross margin for payroll processing. We expect that our total gross margin will gradually improve over time as (i) we add additional clients, (ii) our existing clients deploy additional HCM applications and (iii) we reduce our costs of revenues and administrative expenses as a percentage of total revenues.

Key Metrics

In addition to the financial statement metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Key Performance Indicators:
Sales teams	31	25
Annualized New Recurring Revenue	$24,090	$17,933

•	Sales Teams. We monitor our sales professionals by the number of sales teams and each team is comprised of approximately seven to nine sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe that the number of sales teams is an indicator of revenue for future periods.

•	Annualized New Recurring Revenue. While we do not enter into long-term contractual commitments with our clients, we monitor annualized new recurring revenue as we believe it is an indicator of revenue for future periods. Annualized new recurring revenue is an estimate based on the annualized amount of the first full month of revenue attributable to new clients that were added or existing clients that purchased additional applications during the period presented. Annualized new recurring revenue only includes revenues from clients who have used our solution for at least one month during the period. Since annualized new recurring revenue is only recorded after a client uses our solution for one month, it includes revenue that has been recognized in historical periods.

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,
	2014	2013	% Change
Revenues
Recurring	$32,666	$23,394	39.6%
Implementation and other	640	520	23.1%

Total revenues	33,306	23,914	39.3%

Cost of revenues
Operating expenses	5,757	4,353	32.3%
Depreciation	608	415	46.5%

Total cost of revenues	6,365	4,768	33.5%

Administrative expenses
Sales and marketing	13,700	8,716	57.2%
Research and development	937	324	189.2%
General and administrative	8,138	6,040	34.7%
Depreciation and amortization	1,072	873	22.8%

Total administrative expenses	23,847	15,953	49.5%

Total operating expenses	30,212	20,721	45.8%

Operating income	3,094	3,193	-3.1%
Interest expense	(674)	(2,326)	-71.0%
Net loss on early repayment of debt	(4,044)	—	N/A
Other income (expense), net	587	(338)	N/A

Income (loss) before income taxes	(1,037)	529	N/A
Provision (benefit) for income taxes	(444)	169	N/A

Net income (loss)	$(593)	$360	N/A

	Three Months Ended June 30,
	2014	2013
Revenues
Recurring	98.2%	97.8%
Implementation and other	1.8%	2.2%

Total revenues	100.0%	100.0%

Cost of revenues
Operating expenses	17.3%	18.2%
Depreciation	1.8%	1.7%

Total cost of revenues	19.1%	19.9%
Administrative expenses
Sales and marketing	41.1%	36.4%
Research and development	2.8%	1.4%
General and administrative	24.4%	25.3%
Depreciation and amortization	3.2%	3.7%

Total administrative expenses	71.6%	66.7%

Total operating expenses	90.7%	86.6%

Operating income	9.3%	13.4%
Interest expense	-2.0%	-9.7%
Net loss on early repayment of debt	-12.1%	0.0%
Other income (expense), net	1.8%	-1.4%

Income (loss) before income taxes	-3.1%	2.2%
Provision (benefit) for income taxes	-1.3%	0.7%

Net income (loss)	-1.8%	1.5%

Revenues

Total revenues were $33.3 million for the three months ended June 30, 2014 as compared to $23.9 million for the three months ended June 30, 2013, an increase of $9.4 million, or 39.3%. The increase in revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months). A combination of factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices, the introduction and sale of additional applications to our existing clients and the growth in the number of employees of our clients. The increase in revenues was also due to an increase in the average revenue per client as we continue to sell our applications to larger clients.

Cost of Revenues

Cost of revenues was $6.4 million for the three months ended June 30, 2014 as compared to $4.8 million for the three months ended June 30, 2013, an increase of $1.6 million, or 33.5%. The increase in cost of revenues was due primarily to increases of $1.1 million in employee costs related to additional operating personnel, $0.2 million in increased shipping fees related to increased sales and $0.1 million in bank fees related to increased sales. In addition, depreciation expense increased by $0.2 million, an increase of 46.5%, primarily due to technology and other additional assets purchased.

Administrative Expenses

Total administrative expenses were $23.8 million for the three months ended June 30, 2014 as compared to $16.0 million for the three months ended June 30, 2013, an increase of $7.8 million, or 49.5%. Sales and marketing expense increased by $5.0 million primarily due to a $3.1 million increase in employee-related expenses, resulting from a 42.0% increase in the number of sales personnel, a $0.9 million increase in commission and bonuses resulting from increased sales, a $0.6 million increase in building rent and security related to new offices and additional leased space in existing offices, and an increase in marketing expense of $0.3 million primarily due to increased radio and print advertising. Research and development expense increased by $0.6 million, primarily due to an increase in the number of research and development personnel and related bonus expense. General and administrative expense increased by $2.1 million primarily due to a $1.0 million increase in employee-related expenses, an increase in accounting and compliance expense of $0.5 million, related to the IPO and costs of operating as a public company and $0.4 million of other general and administrative expenses related to the IPO. In addition, depreciation and amortization expense increased by $0.2 million, an increase of 22.8%, primarily due to additional assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Capitalized portion of research and development	$451	$290
Expensed portion of research and development	938	323

Total research and development	$1,389	$613

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Six Months Ended June 30,
	2014	2013	% Change
Revenues
Recurring	$69,120	$50,598	36.6%
Implementation and other	1,171	893	31.1%

Total revenues	70,291	51,491	36.5%

Cost of revenues
Operating expenses	12,049	8,787	37.1%
Depreciation	1,238	826	49.9%

Total cost of revenues	13,287	9,613	38.2%

Administrative expenses
Sales and marketing	29,381	18,574	58.2%
Research and development	1,819	779	133.5%
General and administrative	17,406	12,036	44.6%
Depreciation and amortization	2,163	1,757	23.1%

Total administrative expenses	50,769	33,146	53.2%

Total operating expenses	64,056	42,759	49.8%

Operating income	6,235	8,732	-28.6%
Interest expense	(2,741)	(4,600)	-40.4%
Net loss on early repayment of debt	(4,044)	—	N/A
Other income (expense), net	1,356	273	N/A

Income (loss) before income taxes	806	4,405	N/A
Provision (benefit) for income taxes	339	1,410	N/A

Net income (loss)	$467	$2,995	N/A

	Six Months Ended June 30,
	2014	2013
Revenues
Recurring	98.3%	98.3%
Implementation and other	1.7%	1.7%

Total revenues	100.0%	100.0%

Cost of revenues
Operating expenses	17.1%	17.1%
Depreciation	1.8%	1.6%

Total cost of revenues	18.9%	18.7%
Administrative expenses
Sales and marketing	41.8%	36.1%
Research and development	2.6%	1.5%
General and administrative	24.8%	23.4%
Depreciation and amortization	3.1%	3.4%

Total administrative expenses	72.2%	64.4%

Total operating expenses	91.1%	83.0%

Operating income	8.9%	17.0%
Interest expense	-3.9%	-8.9%
Net loss on early repayment of debt	-5.8%	0.0%
Other income (expense), net	1.9%	0.5%

Income (loss) before income taxes	1.1%	8.6%
Provision (benefit) for income taxes	0.5%	2.7%

Net income (loss)	0.7%	5.8%

Revenues

Total revenues were $70.3 million for the six months ended June 30, 2014 as compared to $51.5 million for the six months ended June 30, 2013, an increase of $18.8 million, or 36.5%. The increase in revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months). A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices, the introduction and sale of additional applications to our existing clients and the growth in the number of employees of our clients. The increase in revenues was also due to an increase in the average revenue per client as we continue to sell our applications to larger clients.

Cost of Revenues

Cost of revenues was $13.3 million for the six months ended June 30, 2014 as compared to $9.6 million for the six months ended June 30, 2013, an increase of $3.7 million, or 38.2%. The increase in cost of revenues was due primarily to increases of $2.1 million in employee costs related to additional operating personnel, $0.4 million in increased shipping fees related to increased sales and $0.4 million in banking fees related to increased sales. In addition, depreciation expense increased by $0.4 million, an increase of 49.9%, primarily due to additional technology and other assets purchased.

Administrative Expenses

Total administrative expenses were $50.8 million for the six months ended June 30, 2014 as compared to $33.1 million for the six months ended June 30, 2013, an increase of $17.7 million, or 53.2%. Sales and marketing expense increased by $10.8 million primarily due to a $6.0 million increase in employee-related expenses, resulting from a 42.0% increase in the number of sales personnel, a $2.1 million increase in commission and bonuses resulting from increased sales, a $0.9 million increase in building rent and security related to new offices and additional leased space in existing offices, a $0.4 million increase in travel expense related to additional travel from the new offices, and an increase in marketing expense of $0.7 million primarily due to increased radio and print advertising. Research and development expense increased by $1.0 million, primarily due to an increase in the number of research and development personnel and related bonus expense. General and administrative expense increased by $5.4 million primarily due to a $2.4 million increase in employee-related expenses resulting from a 21.0% increase in the number of general and administrative personnel, an increase in accounting and compliance expense of $0.9 million, related to the IPO and costs of operating as a public company, a $0.4 million increase in expense related to the new corporate headquarters building, along with $1.2 million of other increased general and administrative expenses related to the IPO. In addition, depreciation and amortization expense increased by $0.4 million, an increase of 23.1%, primarily due to additional assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Capitalized portion of research and development	$736	$668
Expensed portion of research and development	1,820	778

Total research and development	$2,556	$1,446

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $14.0 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.

We have historically financed our operations from cash flows generated from operations, cash from the sale of debt and equity securities and borrowings under our consolidated loans. Since inception, we have raised $125.1 million of equity capital, $64.3 million of which was the net proceeds raised in our IPO that closed in April 2014. We have also incurred debt to finance the expansion of our corporate headquarters which was completed June 2014, as well as other previously constructed facilities, and incurred related party debt as part of a corporate reorganization in April 2012 and the 2014 Reorganization. As of June 30, 2014, our only outstanding indebtedness consisted of the 2021 Consolidated Loan, which is defined and discussed in more detail below. In June 2014, we consolidated outstanding amounts under the 2011 Consolidated Loan and 2013 Consolidated Loan into the 2021 Consolidated Loan under a modification agreement.

2021 Consolidation Loan. As of June 30, 2014, we had a term note under a Loan Agreement (the “2021 Consolidated Loan”), with an outstanding principal amount of $27.4 million due to Kirkpatrick Bank that matures on May 30, 2021. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) of not less than 1.5 to 1.0. As of June 30, 2014, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

Pursuant to the terms of the 2021 Consolidated Loan, we may not, subject to certain exceptions, until amounts under the 2021 Consolidated Loan are repaid: (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with any affiliate or enter into any other transaction with any affiliate, (iii) lease any mortgaged property, (iv) make any distributions to members as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt.

An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of a bankruptcy, reorganization, liquidation or receivership.

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

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing and technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Cash Flow Analysis

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $5.9 million. Net cash provided by operating activities consisted primarily of net income of $0.5 million, write off of debt issuance costs of $4.1 million, depreciation and amortization of $3.4 million, an increase in deferred revenues of $2.7 million and a decrease in accounts receivable of $0.8 million, offset by a decrease in accounts payable of $2.4 million, a decrease in accrued commissions and bonuses of $2.0 million, a decrease in accrued expenses and other liabilities of $1.1 million and unrealized change in the fair value of our derivative liability of $1.1 million.

Net cash provided by operating activities for the six months ended June 30, 2013 was $8.9 million. Net cash provided by operating activities consisted primarily of net income of $3.0 million, depreciation and amortization of $2.6 million, an increase in deferred revenue of $1.6 million, an increase in accrued expenses and other liabilities of $1.5 million, a decrease in deferred tax assets of $1.4 million and a decrease in stock-based compensation of $0.8 million, offset by a decrease in accrued commissions and bonuses of $1.4 million and an increase in prepaid expenses of $0.5 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2014 was $130.9 million and resulted primarily from a decrease in funds held for clients of $140.2 million offset by additions to property, plant and equipment of $9.3 million.

Net cash provided by investing activities for the six months ended June 30, 2013 was $35.9 million and resulted primarily from a decrease in funds held for clients of $38.8 million and additions to property, plant and equipment of $2.8 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was $136.2 million. Cash flows used in financing activities primarily resulted from a decrease in the clients funds obligation of $140.2 million and payments on long-term debt of $65.2 million offset by proceeds from the IPO of $62.2 million and proceeds from the issuance of long-term debt of $6.5 million.

Net cash used in financing activities for the six months ended June 30, 2013 was $40.5 million. Cash flows used in financing activities primarily resulted from a decrease in the client funds obligation of $38.8 million, incentive awards redeemed of $1.0 million and distributions received from members of $0.5 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and other creditors and leases for office space. For additional information regarding our long-term debt to related parties and our commitments and contingencies, see “Note 5 Long Term Debt” and Note 11 Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of June 30, 2014, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$27,421	$893	$1,791	$1,976	$22,761
Interest on the 2021 Consolidated Loan	8,109	1,242	2,477	2,293	2,097
Operating lease obligations:
Facilities space	13,090	3,078	6,269	3,472	271

Total	$48,620	$5,213	$10,537	$7,741	$25,129

(1)	The amount represents principal amounts of the 2021 Consolidated Loan at maturity.

On July 3, 2014, we entered into a new lease for our Boston sales office. This new lease replaces the lease that had previously been in place. The new lease increases total future operating lease obligations by $1.3 million and is not included in the table above.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

Restricted Stock

In connection with the 2014 Reorganization, incentive units in Holdings were converted into shares of common stock and/or restricted stock. Vested incentive units were converted to shares of common stock and restricted stock at various conversion ratios that ranged from approximately 1:0.2 to 1:24. Unvested incentive units were converted to shares of restricted stock at various conversion ratios that ranged from 1:24 to 1:47. The conversion to shares of common stock or restricted stock was determined based on the underlying conditions of the pre-conversion incentive units and reflected any pre-existing vesting conditions. This conversion resulted in the issuance of 1,148,520 and 8,121,101 shares of common stock and restricted stock, respectively, on January 1, 2014. The shares of restricted stock are subject to either time-based or performance-based vesting conditions. FASB Accounting Standards Codification (“ASC”) Section 718-20-53-3 indicates that if the terms and conditions of an existing equity incentive compensation plan are to be modified, then an entity should record additional compensation cost for any incremental value associated with the modification. The incremental compensation cost is measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified. Based on the terms of restricted stock, the Company concluded that there was a modification of the existing equity incentive units. Based upon a valuation by an independent third party, management determined there was no additional compensation cost created in the conversion, as the value of the incentive units given up was less than the value of the restricted stock received. As such, there was no additional compensation recorded.

Given the absence of a public trading market for our common stock prior to our IPO, and in accordance with the American Institute of Certified Public Accountants (the “AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Guide”), our board of directors exercised reasonable judgment and considered numerous factors to determine the best estimate of the fair value of our restricted stock, including:

•	Valuation analyses performed by an unrelated third party specialist (including the application of appropriate valuation techniques and inputs);

•	Characteristics and specific terms of the shares as noted in the equity grant agreements;

•	Value of the shares as determined by the absence of a liquidation value on the date of grant, the ability to participate in our future profits, growth and appreciation and the lack of an exercise price for the shares;

•	Lack of marketability of our common stock;

•	Our actual operating and financial performance;

•	Our state of development;

•	Revenue and expense projection;

•	Likelihood of achieving a liquidating event;

•	Market performance of comparable publicly traded companies; and

•	Overall U.S. and global economic and capital market conditions.

Our simulation model requires various subjective assumptions as inputs, including expected life, volatility, risk-free interest rates and the expected dividend yield. The assumptions used in the simulation model represent our best estimates, which involve inherent uncertainties and the application of judgment as follows:

•	Risk-free interest rate – We base the risk-free interest rate used in the Monte Carlo simulation model on the implied yield available on 5 year U.S. Treasury securities with a remaining term equivalent to that of the respective shares as of the valuation date.

•	Volatility – We determine the volatility factor based on the historical volatilities of comparable guideline companies. To determine the comparable guideline companies, we consider cloud-based application providers and select those that are similar in nature to us in nature of services provided. We intend to continue to consistently apply this process using the same or similar public companies until information regarding the volatility of our own pricing becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Expected Term – The expected term represents the period that our restricted stock is expected to be outstanding. We determine the expected term assumption based on the vesting terms and contractual terms of the restricted stock.

•	Expected dividend yield – We have not paid and do not expect to pay dividends in the future and therefore an expected dividend yield of 0% was applied. Our directors will determine if and when dividends will be declared and paid in the future based on our financial position at the relevant time.

The following table represents a summary of the grant-date fair values of restricted stock based on the Monte Carlo simulation model and the related assumptions as of June 30, 2014:

	Six Months Ended June 30,
	2014	2013
Grant-date fair value
2012 Management Incentive Units	—	$4.67 - $19.49
2014 Restricted Stock	$5.76 - $36.03	—
Risk-free interest rates	1.02%	0.71% - 0.79%
Estimated Volatility	30.0%	50.0%
Expected life (in years)	3.5	5.0

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

Non-GAAP Financial Measures

We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, as supplemental measures to review and assess our performance and planning purposes. We define EBITDA as net income, plus interest expense, taxes and depreciation and amortization and Adjusted EBITDA as net income, plus interest expense, taxes, depreciation and amortization, stock-based compensation expense, net loss on early extinguishment of debt and certain transaction expenses that are not core to our operations. EBITDA and Adjusted EBITDA are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated statements of income data:
Net income (loss)	$(593)	$360	$467	$2,995
Interest expense	674	2,326	2,741	4,600
Taxes	(444)	169	339	1,410
Depreciation and amortization	1,680	1,288	3,401	2,583

EBITDA	1,317	4,143	6,948	11,588
Stock-based compensation expense	181	126	274	848
Transaction expenses	523	131	1,363	131
Net loss on early extinguishment of debt	4,044	—	4,044	—

Adjusted EBITDA	$6,065	$4,400	$12,629	$12,567

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $14.0 million as of June 30, 2014. We consider all highly liquid debt instruments purchased with a maturity date of three months or less and money market mutual funds to be cash equivalents. This amount was invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2013, Dr. Lakshmi Arunachalam filed a complaint against Paycom Payroll, LLC (“Paycom”) in the U.S. District Court for the District of Delaware alleging that Paycom infringes on U.S. Patent No. 8,244,833 assigned to her. Paycom denied all claims made against it by Dr. Arunachalam in her complaint, asserted various defenses and counterclaims for non-infringement and challenged the validity and enforceability of U.S. Patent No. 8,244,833. The initial lawsuit was dismissed and a complaint was filed by Pi-Net International, Inc. on April 18, 2014, along with the claims of infringement of two additional patents, U.S. Patent No. 5,987,500 and U.S. Patent No. 8,108,492.

On July 1, 2014, Paycom, Webexchange, Inc., Dr. Arunachalam, and Pi-Net International, Inc. entered into a confidential settlement agreement. As part of this settlement agreement, Pi-Net International, Inc. and Paycom entered a stipulation of dismissal with prejudice on July 1, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Effective January 1, 2014, we issued 30,452,458 and 136,015 shares of our common stock to Welsh, Carson, Anderson & Stowe X, L.P. and WCAS Management Corporation, respectively, in exchange for the contribution of all of the shares of common stock of WCAS Holdings to Software. In addition, we issued 323,307 shares of our common stock to WCAS Capital Partners IV, L.P. in exchange for the contribution of all of the shares of common stock of CP IV Blocker to Software.

Effective January 1, 2014, we issued 628,745 shares of our common stock to Robert J. Levenson (and certain affiliated entities) in exchange for his contribution of 200 Series B Preferred Units of Holdings to Software and we issued 220,060 shares of our common stock to Richard Aiello in exchange for his contribution of 70 Series B Preferred Units of Holdings to Software.

Effective January 1, 2014, pursuant to the Agreement and Plan of Merger by and among Software, Paycom, Holdings and Merger Sub, Merger Sub merged with and into Holdings, with all outstanding common units and incentive units of Holdings being converted into shares of our common stock or restricted stock by operation of Delaware law.

The sales of the above securities were deemed exempt from registration under Section 4(a)(2) or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The recipients of securities in the transactions exempt under Section 4(a)(2) or Regulation D of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to shares of common stock or restricted stock issued in such transactions.

Share Repurchase Program

During the period covered by this Quarterly Report on Form 10-Q, we did not have a share repurchase program in place, and no shares of our common stock were repurchased.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Appointment of Director

On August 5, 2014, our board of directors increased the number of directors serving on the board from six (6) to seven (7) directors and appointed Jason D. Clark as a director, effective immediately. Mr. Clark was appointed to Class III of the board of directors and will serve as a director until our annual meeting of stockholders in 2016 and his successor is elected and qualified or until his earlier resignation, removal from office or death. In connection with his appointment, Mr. Clark was also appointed to serve on the audit committee of the board of directors.

Mr. Clark will receive an annual fee for his service on our board of directors in the amount of $75,000 per year, payable two-thirds in shares of common stock and one-third in cash, and is eligible to participate in the Paycom Software, Inc. 2014 Long-Term Incentive Plan, in each case in a manner consistent with our other non-employee directors. There are no arrangements or understandings between Mr. Clark and any other persons pursuant to which he was selected as a director. In addition, there are no transactions between us and Mr. Clark or his immediate family members requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Clark has served as President and Chief Executive Officer of CompSource Oklahoma, a statutorily created insurance company that serves the Oklahoma business community and residual market, since March 2009. Mr. Clark is overseeing the conversion of CompSource Oklahoma into a private mutual insurance company by January 1, 2015. Mr. Clark is a member of the Board of Director of the Oklahoma State Chamber of Commerce, a Vice President of the American Association of State Compensation Insurance Funds (AASCIF), an Executive Member of the National Association of Mutual Insurance Carriers, a Member of the Workers’ Compensation Electronic Interchange Advisory Committee for the State of Oklahoma and has previously served in leadership positions for multiple industry and trade associations. Mr. Clark has over 25 years of experience in the insurance industry specializing in workers’ compensation insurance. Mr. Clark earned a Bachelor’s degree in Business Administration from the University of Central Oklahoma.

Appointment of Chief Accounting Officer

On August 5, 2014, our board of directors also appointed Robin L. Waters as our Chief Accounting Officer, effective immediately. As our Chief Accounting Officer, Ms. Waters will continue to report to our Chief Financial Officer and she will continue to serve as our Secretary and Controller, positions she has held with us since May 2014 and January 2008, respectively.

Ms. Waters joined us in January 2008 as our Controller. Prior to joining us, Ms. Waters served as Vice President, Secretary, Treasurer, Chief Financial Officer and a director of AMS Health Sciences, Inc. from February 2006 until January 2008 and held various other positions with AMS Health Sciences, Inc. from May 2001 to February 2006. Ms. Waters has over 26 years of accounting and public company regulatory reporting experience. Ms. Waters holds a Bachelor of Science degree in Accounting, a Masters of Business Administration degree in Finance, and is a licensed Certified Public Accountant in the State of Oklahoma.

As our Chief Accounting Officer, Ms. Waters will be entitled to participate in the Paycom Software, Inc. 2014 Long-Term Incentive Plan and our 401(k), medical, dental, group life insurance, accidental death and dismemberment insurance and disability insurance plans. There are no arrangements or understandings between Ms. Waters and any other persons pursuant to which she was elected as Chief Accounting Officer. In addition, there are no transactions between us and Ms. Waters or her immediate family members requiring disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (number in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Merger Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Paycom Merger Sub, LLC, dated December 30, 2013 (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.2	Contribution Agreement, by and between WCAS Capital Partners, IV, L.P. and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.3	Contribution Agreement, by and among Welsh, Carson, Anderson & Stowe X, L.P., WCAS Management Corporation and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.4	Contribution Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated December 30, 2013 (incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

3.1	Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

3.2	Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.2	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

4.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.1*	First Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 31, 2013.

10.2*	Second Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014.

10.3*	4.75% Consolidated, Amended, Restated and Increased Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paycom Software, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYCOM SOFTWARE, INC.

Date: August 8, 2014	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Financial Officer)