Form 10-Q
period 2014-09-30
Paycom Software, Inc.
filed 2014-11-07
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2014, the registrant had 51,112,429 shares of common stock outstanding.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$18,473	$13,362
Restricted cash	370	369
Accounts receivable	1,468	1,705
Prepaid expenses	1,581	2,133
Inventory	384	578
Income tax receivable	—	150
Deferred tax assets	2,422	3,672

Current assets before funds held for clients	24,698	21,969
Funds held for clients	393,633	455,779

Total current assets	418,331	477,748
Property, plant and equipment, net of accumulated depreciation of $15.5 million and $11.5 million, respectively	46,642	38,671
Deposits and other assets	595	461
Goodwill	51,889	51,889
Intangible assets, net of accumulated amortization of $11.7 million and $10.5 million, respectively	5,499	6,709

Total assets	$522,956	$575,478

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,976	$5,020
Income tax payable	148	—
Accrued commissions and bonuses	2,568	3,598
Accrued payroll and vacation	2,665	3,087
Deferred revenue	2,186	1,582
Current portion of long-term debt	845	9,545
Accrued expenses and other current liabilities	3,871	4,372

Current liabilities before client funds obligation	14,259	27,204
Client funds obligation	393,633	455,779

Total current liabilities	407,892	482,983

Deferred tax liabilities	3,059	2,895
Long-term deferred revenue	15,048	10,990
Long-term debt, less current portion	26,341	11,545
Long-term debt to related parties	—	60,875
Derivative liability	—	1,107

Total long-term liabilities	44,448	87,412

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 51,056,462 and 45,708,573 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	510	457
Additional paid in capital	66,949	33,978
Retained earnings (accumulated deficit)	3,157	(29,349)

Total parent’s stockholders’ equity	70,616	5,086

Noncontrolling interest	—	(3)

Total stockholders’ equity	70,616	5,083

Total liabilities and stockholders’ equity	$522,956	$575,478

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Recurring	$35,910	$25,210	$105,030	$75,808
Implementation and other	688	620	1,859	1,513

Total revenues	36,598	25,830	106,889	77,321

Cost of revenues
Operating expenses	5,798	4,846	17,847	13,633
Depreciation	638	494	1,876	1,320

Total cost of revenues	6,436	5,340	19,723	14,953

Administrative expenses
Sales and marketing	14,856	10,339	44,237	28,913
Research and development	1,059	538	2,878	1,317
General and administrative	8,410	6,815	25,816	18,851
Depreciation and amortization	1,159	959	3,322	2,716

Total administrative expenses	25,484	18,651	76,253	51,797

Total operating expenses	31,920	23,991	95,976	66,750

Operating income	4,678	1,839	10,913	10,571
Interest expense	(338)	(2,329)	(3,079)	(6,929)
Net loss on early repayment of debt	—	—	(4,044)	—
Other income (expense), net	39	(133)	1,395	140

Income (loss) before income taxes	4,379	(623)	5,185	3,782
Provision (benefit) for income taxes	1,689	(199)	2,028	1,211

Net income (loss)	2,690	(424)	3,157	2,571
Net income (loss) attributable to noncontrolling interest	—	(3)	—	19

Net income (loss) attributable to the Company	$2,690	$(421)	$3,157	$2,552

Pro forma additional income tax expense (benefit)	—	(93)	—	563

Pro forma net income (loss)	$2,690	$(328)	$3,157	$1,989

Net income (loss) per share, basic	$0.05	$(0.01)	$0.06	$0.06
Net income (loss) per share, diluted	$0.05	$(0.01)	$0.06	$0.05
Pro forma net income (loss) per share, basic	$0.05	$(0.01)	$0.06	$0.04
Pro forma net income (loss) per share, diluted	$0.05	$(0.01)	$0.06	$0.04
Weighted average shares outstanding:
Basic	51,056,462	45,707,802	49,040,344	45,398,933

Diluted	52,978,051	45,707,802	51,223,048	47,975,548

Pro forma weighted average shares outstanding:
Basic	51,056,462	45,707,802	49,040,344	45,398,933

Diluted	52,978,051	45,707,802	51,223,048	47,975,548

See accompanying notes to the condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share amounts)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$3,157	$2,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,198	4,036
Amortization of debt discount	67	178
Write off of debt issuance costs	4,051	—
Stock-based compensation	362	925
Change in fair value of derivative liability	(1,107)	257
Changes in operating assets and liabilities:
Accounts receivable	237	(85)
Prepaid expenses	(94)	(753)
Inventory	195	(121)
Deposits and other assets	(145)	(53)
Income tax receivable	150	—
Deferred tax assets	1,250	1,211
Deferred tax liabilities	164	—
Income tax payable	148	—
Accounts payable	(3,044)	(159)
Accrued commissions and bonuses	(1,030)	(1,195)
Accrued payroll and vacation	(422)	(170)
Deferred revenue	4,662	2,775
Accrued expenses and other liabilities	(498)	2,679

Net cash provided by operating activities	13,301	12,096

Investing activities
Decrease in funds held for clients	62,146	82,294
Increase (decrease) in restricted cash	1	(1)
Additions to property, plant and equipment	(11,948)	(6,243)

Net cash provided by investing activities	50,199	76,050

Financing activities
Proceeds from issuance of long-term debt	6,539	—
Proceeds from initial public offering	62,842	—
Payments on long-term debt	(65,442)	1,750
Decrease in client funds obligation	(62,146)	(82,294)
Incentive awards redeemed	—	(1,061)
Capital impact of reorganization	(183)	—
Capital contribution	1	1,162

Net cash used in financing activities	(58,389)	(80,443)

Change in cash and cash equivalents	5,111	7,703
Cash and cash equivalents
Beginning of period	13,362	13,435

End of period	$18,473	$21,138

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

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization, to Holdings, Holdings’ consolidated subsidiaries and WCAS Holdings collectively, and after the 2014 Reorganization, to Software and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2014 and December 31, 2013, our condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 and our condensed consolidated cash flows for the nine months ended September 30, 2014 and 2013. Such adjustments are of a normal recurring nature. The information in this Quarterly Report on Form 10-Q should be read in conjunction with our final prospectus filed pursuant to Rule 424(b) (the “Prospectus”) with the SEC on April 15, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Significant estimates include the useful life for long-lived and intangible assets, the life of our client relationships, the fair market value of our equity incentive awards and the fair value of our financial instruments. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under the circumstances. As such, actual results could materially differ from these estimates.

Segment Information

We operate in a single operating segment and a single reporting segment and all required financial segment information is presented in the condensed consolidated financial statements.

Anti-Dilutive Securities

We excluded 2,301,603 shares of restricted stock from the diluted earnings per share calculation for the three months ended September 30, 2013 because the shares were anti-dilutive.

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

Summary of Significant Accounting Policies

Software’s significant accounting policies are discussed in Note 2 to its audited consolidated financial statements for the fiscal year December 31, 2013 included in the Prospectus filed with the SEC on April 15, 2014, and have not changed.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this new guidance during the nine months ended September 30, 2014, which did not have a material impact on our condensed consolidated financial statements.

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

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation were as follows:

	September 30,	December 31,
	2014	2013
Property, plant and equipment
Buildings	$28,154	$14,828
Software and capitalized software costs	7,635	5,578
Computer equipment	6,613	4,832
Rental clocks	6,111	4,865
Furniture, fixtures and equipment	4,073	3,189
Vehicles	421	421
Leasehold improvements	159	135

	53,166	33,848
Less: accumulated depreciation	(15,517)	(11,540)

	37,649	22,308
Land	8,993	8,993
Construction in process	—	7,370

Property, plant and equipment, net	$46,642	$38,671

Rental clocks included in property, plant and equipment, net represent time clocks issued to clients under month-to-month operating leases. These items are transferred upon issuance from inventory to fixed assets and depreciated over their estimated useful lives.

Depreciation expense for property, plant and equipment, net was $1.4 million and $4.0 million for the three and nine months ended September 30, 2014, respectively. Depreciation expense for property, plant and equipment, net was $1.0 million and $2.8 million for the three and nine months ended September 30, 2013, respectively.

We capitalize interest incurred under our indebtedness related to construction of our principal executive offices. For the three months ended September 30, 2014, we paid interest costs of $0.3 million, none of which was capitalized. For the nine months ended September 30, 2014, we paid interest costs of $0.9 million, of which $0.4 million was capitalized. For the three and nine months ended September 30, 2013, we paid interest costs of $0.2 million and $0.6 million, respectively, of which less than $0.1 million was capitalized for each respective time period.

3. GOODWILL AND INTANGIBLE ASSETS, NET

We had goodwill of $51.9 million as of September 30, 2014 and December 31, 2013. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2014. For the year ended December 31, 2013, there were no indicators of impairment.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	September 30, 2014
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	2.8	$13,997	$(10,147)	$3,850
Trade name	7.8	3,194	(1,545)	1,649

Total		$17,191	$(11,692)	$5,499

	December 31, 2013
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	3.5	$13,997	$(9,098)	$4,899
Trade name	8.5	3,194	(1,384)	1,810

Total		$17,191	$(10,482)	$6,709

The weighted average remaining useful life of our intangible assets was 4.3 years as of September 30, 2014. Amortization of intangible assets for the three and nine months ended September 30, 2014 was $0.4 million and $1.2 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2013 was $0.4 million and $1.2 million, respectively. Estimated amortization expense as of September 30, 2014 for our existing intangible assets for the next five years and thereafter was as follows:

Year Ending December 31,	Amortization Expense
2014	$403
2015	1,613
2016	1,613
2017	913
2018	213
Thereafter	744

$5,499

4. FUNDS HELD FOR CLIENTS AND CLIENT FUNDS OBLIGATION

As part of our payroll and tax filing application, we collect funds for federal, state and local employment taxes from clients, handle applicable regulatory tax filings, correspondence and amendments, remit the funds to appropriate tax agencies, and handle other employer-related services. Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in money market funds and certificates of deposit. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. These investments are shown in the Condensed Consolidated Balance Sheets as “Funds held for clients”, and the offsetting liability for the tax filings is shown as “Client funds obligation.” As of September 30, 2014 and December 31, 2013, the funds held for clients were invested in demand deposits, short-term certificates of deposit and money market funds. The interest earned on these funds is included in “Other income (expense), net”, on the Condensed Consolidated Statements of Income.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5. LONG-TERM DEBT

Our long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
Term note to bank due December 15, 2018 (1)	$—	$11,963
Construction note to bank (2)	—	9,127
Term note to bank due June 1, 2021 (3)	27,186	—
Note to related party due April 3, 2017 (4)	—	46,193
Note to related party due April 3, 2022 (5)	—	18,807
Less: Unamortized debt discounts	—	(4,125)

Total long-term debt (including current portion)	27,186	81,965
Less: Current portion	(845)	(9,545)

Total long-term debt, net	$26,341	$72,420

(1)	In March 2013, we entered into a construction loan agreement for the construction of a second building at our corporate headquarters with Kirkpatrick Bank due May 1, 2015, which allowed for a maximum principal amount of $12.3 million (the “2013 Construction Loan”). The 2013 Construction Loan was secured by a first mortgage covering the second headquarters building and a first lien security interest in certain personal property relating to the second headquarters building. Under the 2013 Construction Loan, interest accrued monthly at the Wall Street Journal U.S. Prime Rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4.0% per annum. Interest on the 2013 Construction Loan was payable monthly on the first day of each month. The 2013 Construction Loan, along with the 2011 Consolidated Loan, was converted into a term loan in July 2013 (the “2013 Term Loan”).

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

In December 2013, we consolidated the 2013 Term Loan and the 2013 Land Loan (“2013 Consolidated Loan”) under a modification agreement that increased the combined maximum principal amount of the 2013 Consolidated Loan to $14.6 million. The 2013 Consolidated Loan was secured by a first mortgage covering all of the second headquarters building and a first lien security interest in certain personal property relating to the second headquarters building. Under the 2013 Consolidated Loan, interest accrued monthly at the Wall Street Journal U.S. Prime rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of 4.0% per annum. In the second quarter of 2014, the 2013 Consolidated Loan was consolidated into the 2021 Consolidated Loan.

The 2011 Consolidated Loan and the 2013 Consolidated Loan were subject to certain financial covenants, as defined in the applicable agreement, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) of greater than 1.5 to 1.0. As of December 31, 2013, we were not in compliance with the financial covenant related to the debt coverage ratio. We obtained a letter of waiver from the lender that excluded certain items from the calculation as of December 31, 2013 and which remains in effect through April 30, 2015.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

(2)	In December 2011, we consolidated pre-existing construction loans for the construction of a new corporate headquarters, processing center and gymnasium into a term note (the “2011 Consolidated Loan”). Under the 2011 Consolidated Loan, principal and interest were payable monthly based on a 20 year amortization rate of 5.0%. The 2011 Consolidated Loan was collateralized by a first mortgage covering our original corporate headquarters building and was secured by a first lien security interest in certain personal property relating to our original corporate headquarters building. In the second quarter of 2014, the 2011 Consolidated Loan was consolidated into the 2021 Consolidated Loan. See Note (3) below for the definition of, and more information about, the 2021 Consolidated Loan.

(3)	At September 30, 2014, our outstanding indebtedness consisted of a term note under a Loan Agreement (the “2021 Consolidated Loan”) with an outstanding principal balance of $27.2 million as of September 30, 2014. In June 2014, we consolidated outstanding amounts under the 2011 Consolidated Loan and 2013 Consolidated Loan into the 2021 Consolidated Loan under a modification agreement. The 2021 Consolidated Loan is due to Kirkpatrick Bank and matures on May 30, 2021. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

The 2021 Consolidated Loan includes certain financial covenants, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions), as defined in the applicable agreement, of greater than 1.5 to 1.0. We were in compliance with the financial covenant related to the debt coverage ratio as of September 30, 2014.

(4)	In April 2014, we paid off the balance of the 2017 Note that was issued by WCAS Holdings and was payable to Welsh, Carson, Anderson & Stowe X, L.P., a related party (“WCAS X”) with proceeds from our IPO. The 2017 Note accrued interest at a rate of 14% per annum. As of December 31, 2013, the outstanding principal balance of the 2017 Note was $46.2 million.

(5)	In April 2014, we paid off the balance of the 10% Senior Note due 2022 (the “2022 Note”) with WCAS Capital Partners IV, L.P., a related party (“WCAS CP IV”) with proceeds from our IPO and from existing cash. The 2022 Note accrued interest at a rate of 10% per annum. As of December 31, 2013, the outstanding principal amount of the 2022 Note was $18.8 million. The 2022 Note was issued at a discount of $2.4 million. The total unamortized discount related to this note was $4.1 million. As of December 31, 2013, in conjunction with the payoff of this note, we wrote off the remaining unamortized discount of $0.5 million.

As of September 30, 2014, the carrying value and fair value of our total long-term debt, including the current portion, were each $27.2 million. As of December 31, 2013, the carrying value and fair value of our total long-term debt, including the current portion, were $82.0 million and $84.9 million, respectively. The fair value of variable rate long-term debt approximates its market value because the cost of borrowing fluctuates based upon market conditions. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6. EMPLOYEE SAVINGS PLAN

Our employees that are over the age of 21 and have completed 90 days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year for our employees. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. If an employee terminates service prior to completing two years of employment, the employee will not be vested in these contributions. The discretionary contributions are vested over a six year period. Matching contributions amounted to $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively. Matching contributions amounted to $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively.

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

Level 1—Unadjusted observable inputs that reflect quoted prices in active markets

Level 2—Input other than quoted prices in active markets that are directly or indirectly observable

Level 3—Unobservable inputs that are supported by little or no market activity

We use observable data, when available. During the three and nine months ended September 30, 2014 and 2013, we did not have any transfers between Levels 1, 2 or 3 in the three-tier fair value hierarchy.

We had no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2014. The following tables provide a summary of the fair value of financial instruments that are measured on a recurring basis using the above input categories as of December 31, 2013:

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

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the changes in fair value of our Level 3 financial instruments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Beginning Balance	$—	$1,107
Issuances	—	—
Change in fair value of derivative liability	—	(635)
Write-off to Other income (expense)	—	(472)

Ending Balance	$—	$—

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning Balance	$1,766	$1,767
Issuances	—	—
Change in fair value of derivative liability	(659)	(660)

Ending Balance	$1,107	$1,107

Total change in fair value of derivative liability recognized as “Other income (expense), net” in the Condensed Consolidated Statements of Income was $(0.7 million) for each of the three and nine months ended September 30, 2013. Total change in fair value of derivative liability, including write-off of the balance due to payoff of the associated loan, recognized as “Other income (expense), net” in the Condensed Consolidated Statements of Income, was $0 and $(1.1 million) for the three and nine months ended September 30, 2014, respectively.

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

The following is a reconciliation of net income (loss) and the shares of common stock used in the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net income (loss)	$2,690	$(424)	$3,157	$2,571
Net income (loss) attributable to non-controlling interest	—	(3)	—	19

Net income (loss) attributable to the Company	$2,690	$(421)	$3,157	$2,552

Denominator:
Weighted average shares outstanding	51,056,462	44,560,053	49,040,344	44,560,053
Adjustment for vested restricted stock	—	1,147,749	—	838,880

Shares for calculating basic EPS	51,056,462	45,707,802	49,040,344	45,398,933

Weighted average shares outstanding	51,056,462	45,707,802	49,040,344	44,560,053
Dilutive effect of unvested restricted stock	1,921,589	—	2,182,704	3,415,495

Shares for calculating diluted EPS	52,978,051	45,707,802	51,223,048	47,975,548

Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.06	$0.06
Diluted	$0.05	$(0.01)	$0.06	$0.05

We excluded 2,301,603 shares of restricted stock from the diluted earnings per share calculation for the three months ended September 30, 2013 because the shares were anti-dilutive.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

There is no difference in net income and pro forma net income for either the three or nine months ended September 30, 2014. The following is a reconciliation of pro forma net income for the three and nine months ended September 30, 2013 and the shares of stock used in the computation of pro forma basic and diluted net income per share:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Pro forma numerator:
Net income (loss) attributable to the Company	$(421)	$2,552
Pro forma additional income tax expense (benefit) (Note 12)	(93)	563

Pro forma net income (loss) attributable to the Company (Note 12)	$(328)	$1,989

Pro forma denominator:
Pro forma weighted average shares outstanding	44,560,053	44,560,053
Adjustment for vested restricted stock	1,147,749	838,880

Pro forma shares for calculating basic EPS	45,707,802	45,398,933

Pro forma weighted average shares outstanding	45,707,802	44,560,053
Effect of dilutive restricted stock	—	3,415,495

Pro forma shares for calculating diluted EPS	45,707,802	47,975,548

Pro forma net income per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

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

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As of September 30, 2014 and December 31, 2013, there was $1.0 million and $1.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock issued to employees. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years. On April 21, 2014, 217,378 shares of restricted stock automatically vested and converted into shares of common stock.

10. RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2014 and 2013, we paid Advantage Benefits Plus (“Advantage”) a total of $31 thousand and $3 thousand, respectively, for administering our employee cafeteria plan. During the nine months ended September 30, 2014 and 2013, we paid Advantage a total of $39 thousand and $8 thousand, respectively, for administering our employee cafeteria plan. Employee payroll deductions are sent to Advantage and we are billed monthly for an administrative fee. Advantage is owned by the spouse of Craig E. Boelte, our Chief Financial Officer.

Our Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Jeff York, our Chief Sales Officer, owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP. During each of the three months ended September 30, 2014 and 2013, we paid rent on our Dallas office space in the amounts of less than $0.1 million. During each of the nine months ended September 30, 2014 and 2013, we paid rent on our Dallas office space in the amounts of $0.2 million.

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

11. COMMITMENTS AND CONTINGENCIES

Funding Agreement

In March 2010, we entered into a funding agreement with the Oklahoma City Economic Development Trust (the “Trust”) and the city of Oklahoma City. The Trust provided $2.0 million as an up-front job creation payment for the construction of certain public infrastructure improvements related to our new principal executive offices in northwest Oklahoma City. In exchange for the funding, we agreed to create at least 492 jobs over a five year period, with an average first year salary in excess of $37 thousand and make a minimum capital investment in the project of at least $15.0 million. We further agreed that we would be responsible for repayment of any amount that was not offset by earned job creation payments. As of September 30, 2014 and December 31, 2013, we had earned $1.9 million and $1.5 million of job creation payments, respectively. We believe that we will fulfill the obligations under this agreement within the time frame specified.

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

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

On September 23, 2014, we filed a complaint against National Financial Partners Corp. in the United States District Court for the Western District of Oklahoma (Civil Action No. 5:14-cv-01029-R) seeking a declaratory judgment that we have not engaged in any trademark infringement or unfair competition in connection with the use of our logo. On September 23, 2014, National Financial Partners Corp. filed a complaint against Software in the United States District Court for the Northern District of Illinois (Civil Action No. 1:14-cv-07424). The complaint alleges trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and seeks an injunction prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. On October 20, 2014, we filed a motion to transfer the action from the Northern District of Illinois to the Western District of Oklahoma, and a memorandum in support of the motion to transfer, in the Northern District of Illinois. We intend to vigorously defend this litigation. In the event that a court ultimately determines that we have infringed any of the asserted trademarks, we may be subject to damages, which may include treble damages, and/or an injunction that could cause us to modify our logo and/or undergo a rebranding of our solution and applications. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

We are involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Operating Leases

We lease office space under several noncancellable operating leases with contractual terms expiring from 2014 to 2019. Minimum rent expense is recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability.

Future annual minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more at September 30, 2014 were as follows:

Year Ending December 31,	Operating
2014	$927
2015	3,811
2016	3,542
2017	3,181
2018	2,622
Thereafter	1,772

Total minimum lease payments	$15,855

Rent expense under operating leases for the three and nine months ended September 30, 2014 was $1.0 million and $2.4 million, respectively. Rent expense under operating leases for the three and nine months ended September 30, 2013 was $0.5 million and $1.4 million, respectively.

12. INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in estimating operating income in order to determine our estimated effective income tax rate. The effective income tax rate was 38.57% and 31.94% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rate was 39.11% and 32.02% for the nine months ended September 30, 2014 and 2013, respectively. The higher effective income tax rate for the three and nine months ended September 30, 2014 is primarily a result of our 2014 Reorganization, as the 2013 effective income tax rate only includes WCAS Holdings which has historically been treated as a consolidated corporation that is taxed under Subchapter C of the United States Internal Revenue Code of 1986, as amended (a “Subchapter C Corporation”).

As a result of the 2014 Reorganization, we are treated as a Subchapter C Corporation and, therefore, subject to both federal and state income taxes. Holdings continues to be recognized as a wholly-owned partnership for income tax purposes. Accordingly, we recorded a one-time non-cash charge to equity of $0.2 million during the nine months ended September 30, 2014 for the amount of the deferred tax liability resulting from the exchange of common units, incentive units and Series B Preferred Units of Holdings for common stock and restricted stock of Software as part of the 2014 Reorganization.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Pro Forma Income Tax Expense

In connection with the 2014 Reorganization, we became taxed as a Subchapter C Corporation effective January 1, 2014. The pro forma net income applied in computing the pro forma EPS for the three and nine months ended September 30, 2013 is based on our historical net income as adjusted to reflect our conversion to a Subchapter C Corporation as if it had occurred as of January 1, 2013. The pro forma net income includes an adjustment to income tax expense, the amount of which was determined at an effective income tax rate of 46.9%, which resulted in an incremental pro forma income tax expense (benefit) of ($0.1 million) and $0.6 million for the three and nine months ended September 30, 2013, respectively.

13. SUBSEQUENT EVENTS

We had no material subsequent events that have not already been disclosed in the notes to these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our final prospectus filed pursuant to Rule 424(b) (the “Prospectus”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus. Aside from certain information as of December 31, 2013, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization (as defined below), to Paycom Payroll Holdings, LLC and its consolidated subsidiaries (“Holdings”) and WCAS Paycom Holdings, Inc. (“WCAS Holdings”) collectively, and, after the 2014 Reorganization, to Paycom Software, Inc. (“Software”) and its consolidated subsidiaries. All amounts presented, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs of our management as well as the assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, assumptions and other statements contained in this report that are not historical facts. When used in this document, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan” and “project” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements include, without limitation, that our growth will generally mirror improvements in the labor market, that an increasing percentage of our recurring revenues will come from the sale of non-payroll and tax management human capital management (“HCM”) applications over time and result in improved gross margins, that our total gross margin will gradually improve over time as a result of additional clients, sale of additional applications to existing clients and reduced costs of revenues and administrative expenses, that our capital expenditures and investment activity will continue to increase, that we will fulfill our obligations under the agreement with the Oklahoma City Economic Development Trust, our plan and ability to open additional sales offices in the future, that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next twelve months, and our expectation of increasing our capital expenditures and investment activity as our business grows.

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

Overview

We are a leading provider of a comprehensive, cloud-based HCM software solution delivered as Software-as-a-Service (“SaaS”). We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2014. We stored data for more than one million persons employed by our clients during the nine months ended September 30, 2014.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives (“CRRs”) who sell new applications to existing clients. We have 31 sales teams located in 20 states and plan to open additional sales offices to further expand our presence in the U.S. market. In recent years, we have opened three to four new sales offices in new cities per year and believe that we can increase this annual number to four to six new sales offices per year beginning in 2015. During the first nine months of 2014, we opened five new sales offices, with one sales office located in each of Baltimore, Indianapolis, Philadelphia, Portland and Silicon Valley. Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base. We also expect a portion of our growth to generally mirror improvements in the labor market. Our principal marketing programs include telemarketing and email campaigns, search engine marketing methods and national radio advertising.

Recent Developments

Initial Public Offering

On April 21, 2014, we closed our initial public offering (“IPO”) whereby an aggregate of 7,641,750 shares of our common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by us and 3,034,868 shares of common stock sold by certain selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $64.3 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 10% Senior Note due 2022 (the “2022 Note”) issued by us to WCAS Capital Partners IV, L.P. and the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”).

The Reorganization

On January 1, 2014, we consummated a reorganization pursuant to which (i) affiliates of Welsh, Carson, Anderson & Stowe L.P. contributed WCAS Holdings and WCAS CP IV Blocker, Inc. (“CP IV Blocker”), which collectively own all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units for shares of common stock of Software. Immediately after these contributions, Paycom Software Merger Sub, LLC (“Merger Sub”), a wholly-owned subsidiary of Software, merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law, and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. Following the reorganization, Software became a holding company with its principal asset being the Series A Preferred Units of Holdings (collectively, the “2014 Reorganization”).

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

For the nine months ended September 30, 2014 and 2013, our gross margins were approximately 82% and 81%, respectively. We expect changes in our revenue mix to gradually improve gross margin over time as our current gross margin for our other HCM applications is higher than our gross margin for payroll processing. We expect that our total gross margin will gradually improve over time as (i) we add additional clients, (ii) our existing clients deploy additional HCM applications and (iii) we reduce our costs of revenues and administrative expenses as a percentage of total revenues.

Key Metrics

In addition to the financial statement metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Key Performance Indicators:
Sales teams	31	25
Annualized new recurring revenue	$39,017	$27,734

•	Sales Teams. We monitor our sales professionals by the number of sales teams and each team is comprised of approximately seven to nine sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe that the number of sales teams is an indicator of revenue for future periods.

•	Annualized New Recurring Revenue. While we do not enter into long-term contractual commitments with our clients, we monitor annualized new recurring revenue as we believe it is an indicator of revenue for future periods. Annualized new recurring revenue is an estimate based on the annualized amount of the first full month of revenue attributable to new clients that were added or existing clients that purchased additional applications during the period presented. Annualized new recurring revenue only includes revenues from clients who have used our solution for at least one month during the period. Since annualized new recurring revenue is only recorded after a client uses our solution for one month, it includes revenue that has been recognized in historical periods.

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,
	2014	2013	% Change
Revenues
Recurring	$35,910	$25,210	42.4%
Implementation and other	688	620	11.0%

Total revenues	36,598	25,830	41.7%

Cost of revenues
Operating expenses	5,798	4,846	19.6%
Depreciation	638	494	29.1%

Total cost of revenues	6,436	5,340	20.5%

Administrative expenses
Sales and marketing	14,856	10,339	43.7%
Research and development	1,059	538	96.8%
General and administrative	8,410	6,815	23.4%
Depreciation and amortization	1,159	959	20.9%

Total administrative expenses	25,484	18,651	36.6%

Total operating expenses	31,920	23,991	33.0%

Operating income	4,678	1,839	154.4%
Interest expense	(338)	(2,329)	-85.5%
Net loss on early repayment of debt	—	—	n/a
Other income (expense), net	39	(133)	-129.3%

Income (loss) before income taxes	4,379	(623)	-802.9%
Provision (benefit) for income taxes	1,689	(199)	-948.7%

Net income (loss)	$2,690	$(424)	-734.4%

	Three Months Ended September 30,
	2014	2013
Revenues
Recurring	98.1%	97.6%
Implementation and other	1.9%	2.4%

Total revenues	100.0%	100.0%

Cost of revenues
Operating expenses	15.8%	18.8%
Depreciation	1.7%	1.9%

Total cost of revenues	17.5%	20.7%
Administrative expenses
Sales and marketing	40.6%	40.0%
Research and development	2.9%	2.1%
General and administrative	23.0%	26.4%
Depreciation and amortization	3.2%	3.7%

Total administrative expenses	69.7%	72.2%

Total operating expenses	87.2%	92.9%

Operating income	12.8%	7.1%
Interest expense	-0.9%	-9.0%
Net loss on early repayment of debt	0.0%	0.0%
Other income (expense), net	0.1%	-0.5%

Income (loss) before income taxes	12.0%	-2.4%
Provision (benefit) for income taxes	4.6%	-0.8%

Net income (loss)	7.4%	-1.6%

Revenues

Total revenues were $36.6 million for the three months ended September 30, 2014 as compared to $25.8 million for the three months ended September 30, 2013, an increase of $10.8 million, or 41.7%. The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months). A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices, the introduction and sale of additional applications to our existing clients and the growth in the number of employees of our clients. The increase in revenues was also due to an increase in the average revenue per client as we continue to sell our applications to larger clients.

Cost of Revenues

Cost of revenues was $6.4 million for the three months ended September 30, 2014 as compared to $5.3 million for the three months ended September 30, 2013, an increase of $1.1 million, or 20.5%. The increase in cost of revenues was due primarily to increases of $0.8 million in employee costs related to additional operating personnel and $0.2 million in increased shipping fees related to increased sales, which was partially offset by a decrease in bank fees of $0.1 million due to a renegotiation of rates on bank fees for the third quarter of 2014. In addition, depreciation expense increased by $0.1 million, an increase of 29.1%, primarily due to technology and other additional assets purchased.

Administrative Expenses

Total administrative expenses were $25.5 million for the three months ended September 30, 2014 as compared to $18.7 million for the three months ended September 30, 2013, an increase of $6.8 million, or 36.6%. Sales and marketing expense increased by $4.5 million primarily due to a $2.2 million increase in employee-related expenses, resulting from a 31.0% increase in the number of sales personnel, a $1.6 million increase in commission and bonuses resulting from increased sales, a $0.5 million increase in building rent and security related to new offices and additional leased space in existing offices, a $0.1 million increase in communications expense and a $0.1 million increase in marketing and advertising. Research and development expense increased by $0.6 million, primarily due to an increase in the number of research and development personnel and related bonus expense. We anticipate a gradual increase in research and development expense over time as we increase the number of research and development personnel. General and administrative expense increased by $1.6 million primarily due to a $1.1 million increase in employee-related expenses and an increase in accounting and compliance expense of $0.5 million, related to the IPO and costs of operating as a public company. In addition, depreciation and amortization expense increased by $0.1 million, an increase of 20.9%, primarily due to additional assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Capitalized portion of research and development	$580	$246
Expensed portion of research and development	1,059	538

Total research and development	$1,639	$784

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Nine Months Ended September 30,
	2014	2013	% Change
Revenues
Recurring	$105,030	$75,808	38.5%
Implementation and other	1,859	1,513	22.9%

Total revenues	106,889	77,321	38.2%

Cost of revenues
Operating expenses	17,847	13,633	30.9%
Depreciation	1,876	1,320	42.1%

Total cost of revenues	19,723	14,953	31.9%

Administrative expenses
Sales and marketing	44,237	28,913	53.0%
Research and development	2,878	1,317	118.5%
General and administrative	25,816	18,851	36.9%
Depreciation and amortization	3,322	2,716	22.3%

Total administrative expenses	76,253	51,797	47.2%

Total operating expenses	95,976	66,750	43.8%

Operating income	10,913	10,571	3.2%
Interest expense	(3,079)	(6,929)	-55.6%
Net loss on early repayment of debt	(4,044)	—	n/a
Other income (expense), net	1,395	140	896.4%

Income (loss) before income taxes	5,185	3,782	37.1%
Provision (benefit) for income taxes	2,028	1,211	67.5%

Net income (loss)	$3,157	$2,571	22.8%

	Nine Months Ended September 30,
	2014	2013
Revenues
Recurring	98.3%	98.0%
Implementation and other	1.7%	2.0%

Total revenues	100.0%	100.0%

Cost of revenues
Operating expenses	16.7%	17.6%
Depreciation	1.8%	1.7%

Total cost of revenues	18.5%	19.3%
Administrative expenses
Sales and marketing	41.4%	37.4%
Research and development	2.7%	1.7%
General and administrative	24.2%	24.4%
Depreciation and amortization	3.1%	3.5%

Total administrative expenses	71.4%	67.0%

Total operating expenses	89.9%	86.3%

Operating income	10.2%	13.7%
Interest expense	-2.9%	-9.0%
Net loss on early repayment of debt	-3.8%	0.0%
Other income (expense), net	1.3%	0.2%

Income (loss) before income taxes	4.8%	4.9%
Provision (benefit) for income taxes	1.9%	1.6%

Net income (loss)	2.9%	3.3%

Revenues

Total revenues were $106.9 million for the nine months ended September 30, 2014 as compared to $77.3 million for the nine months ended September 30, 2013, an increase of $29.6 million, or 38.2%. The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months). A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices, the introduction and sale of additional applications to our existing clients and the growth in the number of employees of our clients. The increase in revenues was also due to an increase in the average revenue per client as we continue to sell our applications to larger clients.

Cost of Revenues

Cost of revenues was $19.7 million for the nine months ended September 30, 2014 as compared to $15.0 million for the nine months ended September 30, 2013, an increase of $4.7 million, or 31.9%. The increase in cost of revenues was due primarily to increases of $3.0 million in employee costs related to additional operating personnel and $0.5 million in increased shipping fees related to increased sales. In addition, depreciation expense increased by $0.6 million, an increase of 42.1%, primarily due to additional technology and other assets purchased.

Administrative Expenses

Total administrative expenses were $76.3 million for the nine months ended September 30, 2014 as compared to $51.8 million for the nine months ended September 30, 2013, an increase of $24.5 million, or 47.2%. Sales and marketing expense increased by $15.3 million primarily due to a $8.1 million increase in employee-related expenses, resulting from a 31.0% increase in the number of sales personnel, a $3.7 million increase in commission and bonuses resulting from increased sales, a $1.4 million increase in building rent and security related to new offices and additional leased space in existing offices, a $0.7 million increase in travel expense related to additional travel from the new offices, and an increase in marketing expense of $0.8 million primarily due to increased radio and print advertising. Research and development expense increased by $1.6 million, primarily due to an increase in the number of research and development personnel and related bonus expense. We anticipate a gradual increase in research and development expense over time as we increase the number of research and development personnel. General and administrative expense increased by $7.0 million primarily due to a $3.4 million increase in employee-related expenses resulting from an increase in the number of general and administrative personnel, an increase in accounting and compliance expense of $1.3 million related to the IPO and costs of operating as a public company, a $0.2 million increase in expense related to the new corporate headquarters building, along with $0.7 million of other increased general and administrative expenses related to the IPO. In addition, depreciation and amortization expense increased by $0.6 million, an increase of 22.3%, primarily due to additional assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Capitalized portion of research and development	$1,125	$713
Expensed portion of research and development	2,878	1,315

Total research and development	$4,003	$2,028

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $18.5 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.

We have historically financed our operations from cash flows generated from operations, cash from the sale of debt and equity securities and borrowings under our consolidated loans. Since inception, we have raised $125.1 million of equity capital, $64.3 million of which was the net proceeds raised in our IPO that closed in April 2014. We have also incurred debt to finance the expansion of our corporate headquarters which was completed June 2014, as well as other previously constructed facilities, and incurred related party debt as part of a corporate reorganization in April 2012 and the 2014 Reorganization. As of September 30, 2014, our only outstanding indebtedness consisted of the 2021 Consolidated Loan, which is defined and discussed in more detail below.

2021 Consolidated Loan. As of September 30, 2014, we had a term note under a Loan Agreement (the “2021 Consolidated Loan”), with an outstanding principal amount of $27.2 million due to Kirkpatrick Bank that matures on May 30, 2021. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) greater than 1.5 to 1.0. As of September 30, 2014, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

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

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing and technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash provided by operating activities and the level of expenditures in all areas of our business. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Cash Flow Analysis

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $13.3 million. Net cash provided by operating activities consisted primarily of net income of $3.2 million, depreciation and amortization of $5.2 million, an increase in deferred revenues of $4.7 million, a write off of debt issuance costs of $4.1 million and deferred tax assets of $1.3 million, offset by a decrease in accounts payable of $3.0 million, unrealized change in the fair value of our derivative liability of $1.1 million and a decrease in accrued commissions and bonuses of $1.0 million.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $12.1 million. Net cash provided by operating activities consisted primarily of net income of $2.6 million, depreciation and amortization of $4.0 million, an increase in deferred revenue of $2.8 million, an increase in accrued expenses and other liabilities of $2.7 million, a decrease in deferred tax assets of $1.2 million and a decrease in stock-based compensation of $0.9 million, offset by a decrease in accrued commissions and bonuses of $1.2 million and an increase in prepaid expenses of $0.8 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2014 was $50.2 million and resulted primarily from a decrease in funds held for clients of $62.1 million offset by additions to property, plant and equipment of $11.9 million.

Net cash provided by investing activities for the nine months ended September 30, 2013 was $76.1 million and resulted primarily from a decrease in funds held for clients of $82.3 million and additions to property, plant and equipment of $6.2 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 was $58.4 million. Net cash used in financing activities primarily resulted from payments on long-term debt of $65.4 million and a decrease in the clients funds obligation of $62.1 million offset by proceeds from the IPO of $62.8 million and proceeds from the issuance of long-term debt of $6.5 million.

Net cash used in financing activities for the nine months ended September 30, 2013 was $80.4 million. Net cash used in financing activities primarily resulted from a decrease in the client funds obligation of $82.3 million and incentive awards redeemed of $1.1 million, offset by payments on long-term debt of $1.8 million and a capital contribution of $1.2 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and other creditors and leases for office space. For additional information regarding our long-term debt to related parties and our commitments and contingencies, see “Note 5 Long Term Debt” and “Note 11 Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of September 30, 2014, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$27,186	$845	$1,813	$2,000	$22,528
Interest on the 2014 Consolidated Loan	7,773	1,289	2,456	2,269	1,759
Operating lease obligations:
Facilities space	15,298	3,554	7,261	4,277	205

Total	$50,257	$5,688	$11,530	$8,546	$24,492

(1)	The amount represents principal of the 2021 Consolidated Loan due at maturity.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position, are discussed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus filed with the SEC on April 15, 2014.

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

Our simulation model requires various subjective assumptions as inputs, including expected life, volatility, risk-free interest rates and the expected dividend yield. The assumptions used in the simulation model represent our best estimates, which involve inherent uncertainties and the application of judgment as follows:

•	Risk-free interest rate – We base the risk-free interest rate used in the Monte Carlo simulation model on the implied yield available on 5 year U.S. Treasury securities with a remaining term equivalent to that of the respective shares as of the valuation date.

•	Volatility – We determine the volatility factor based on the historical volatilities of comparable guideline companies. To determine the comparable guideline companies, we consider cloud-based application providers and select those that are similar in nature to us in the nature of services provided. We intend to continue to consistently apply this process using the same or similar public companies until information regarding the volatility of our own pricing becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Expected Term – The expected term represents the period that our restricted stock is expected to be outstanding. We determine the expected term assumption based on the vesting terms and contractual terms of the restricted stock.

•	Expected dividend yield – We have not paid and do not expect to pay dividends in the future and therefore an expected dividend yield of 0% was applied. Our directors will determine if and when dividends will be declared and paid in the future based on our financial position at the relevant time.

The following table represents a summary of the grant-date fair values of restricted stock based on the Monte Carlo simulation model and the related assumptions as of September 30, 2014:

	Nine Months Ended September 30,
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

Non-GAAP Financial Measures

We use earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA and non-GAAP net income (loss), as supplemental measures to review and assess our performance and planning purposes. We define: (i) EBITDA as net income (loss), plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income (loss), plus interest expense, taxes, depreciation and amortization, stock-based compensation expense, net loss on early extinguishment of debt and certain transaction expenses that are not core to our operations and (iii) non-GAAP net income (loss) as pro forma net income plus tax adjusted stock-based compensation expense, tax adjusted net loss on early extinguishment of debt and certain tax adjusted transaction expenses that are not core to our operations. EBITDA, Adjusted EBITDA and non-GAAP net income (loss) are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

EBITDA, Adjusted EBITDA and non-GAAP net income (loss) are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income (loss) or pro forma net income (loss), as applicable, which we consider to be the most directly comparable U.S. GAAP measures. EBITDA, Adjusted EBITDA and non-GAAP net income (loss) have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA, Adjusted EBITDA or non-GAAP net income (loss) in isolation, or as a substitute for net income (loss), pro forma net income (loss) or other Condensed Consolidated Statements of Income data prepared in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and non-GAAP net income (loss) may not be comparable to similar titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income (loss) to EBITDA and Adjusted EBITDA and pro forma net income (loss) to non-GAAP net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated statements of income data:
Net income (loss)	$2,690	$(424)	$3,157	$2,571
Interest expense	338	2,329	3,079	6,929
Taxes	1,689	(199)	2,028	1,211
Depreciation and amortization	1,797	1,453	5,198	4,036

EBITDA	6,514	3,159	13,462	14,747
Stock-based compensation expense	88	81	362	925
Transaction expenses	—	532	1,363	663
Net loss on early extinguishment of debt	—	—	4,044	—

Adjusted EBITDA	$6,602	$3,772	$19,231	$16,335

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated statements of income data:
Pro forma net income (loss)	$2,690	$(328)	$3,157	$1,989
Tax adjusted stock-based compensation expense	51	43	211	491
Tax adjusted transaction expenses	—	282	795	352
Tax adjusted net loss on early extinguishment of debt	—	—	2,358	—

Non-GAAP net income (loss)	$2,741	$(3)	$6,521	$2,832

Non-GAAP net income (loss) per share, basic	$0.05	$(0.00)	$0.13	$0.06
Non-GAAP net income (loss) per share, diluted	$0.05	$(0.00)	$0.13	$0.06

Pro Forma weighted average shares outstanding:
Basic	51,056,462	45,707,802	49,040,344	45,398,933
Diluted	52,978,051	45,707,802	51,223,048	47,975,548

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $18.5 million as of September 30, 2014. We consider all highly liquid debt instruments purchased with a maturity date of three months or less and money market mutual funds to be cash equivalents. This amount was invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses if we are forced to sell securities that decline in market value due to changes in interest rates.

We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition with respect to our cash and cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2014, we filed a complaint against National Financial Partners Corp. in the United States District Court for the Western District of Oklahoma (Civil Action No. 5:14-cv-01029-R) seeking a declaratory judgment that we have not engaged in any trademark infringement or unfair competition in connection with the use of our logo. On September 23, 2014, National Financial Partners Corp. filed a complaint against Software in the United States District Court for the Northern District of Illinois (Civil Action No. 1:14-cv-07424). The complaint alleges trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and seeks an injunction prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. On October 20, 2014, we filed a motion to transfer the action from the Northern District of Illinois to the Western District of Oklahoma, and a memorandum in support of the motion to transfer, in the Northern District of Illinois. We intend to vigorously defend this litigation. In the event that a court ultimately determines that we have infringed any of the asserted trademarks, we may be subject to damages, which may include treble damages, and/or an injunction that could cause us to modify our logo and/or undergo a rebranding of our solution and applications. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

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

Item 5.  Other Information.

None.

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (number in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Merger Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Paycom Merger Sub, LLC, dated December 30, 2013 (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.2	Contribution Agreement, by and between WCAS Capital Partners, IV, L.P. and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.3	Contribution Agreement, by and among Welsh, Carson, Anderson & Stowe X, L.P., WCAS Management Corporation and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.4	Contribution Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated December 30, 2013 (incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

3.1	Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

3.2	Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.2	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

4.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

Exhibit No.	Description

10.1	First Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.2	Second Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.3	4.75% Consolidated, Amended, Restated and Increased Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paycom Software, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYCOM SOFTWARE, INC.

Date: November 7, 2014	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Financial Officer)