Form 10-K
period 2014-12-31
Paycom Software, Inc.
filed 2015-02-26
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36393

Paycom Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0957485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7501 W. Memorial Road

Oklahoma City, Oklahoma 73142

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (405) 722-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 30, 2015, 53,848,094 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, excluding 4,524,708 shares of restricted stock. The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2014, the last day of registrant’s most recently completed second fiscal quarter, was approximately $199,792,761 (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

PAYCOM SOFTWARE, INC.

2014 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategy; anticipated future operating results and operating expenses; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to increase the number of sales personnel or sales teams; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; alternate ways of addressing human capital management (“HCM”) needs or new technologies generally by us and our competitors; continued acceptance of Software –as-a-Service (“SaaS”) as an effective method for delivering HCM solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solution and alternatives to our solution, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

Item 1.	Business

Unless we state otherwise or the context otherwise requires, the terms “Paycom,” “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—The 2014 Reorganization,” to Paycom Payroll Holdings, LLC (“Holdings”), Holdings’ consolidated subsidiaries and solely with respect to the financial statements and related notes thereto, WCAS Paycom Holdings, Inc. (“WCAS Holdings”), and, as of and after the 2014 Reorganization, to Paycom Software, Inc. (“Software”), a Delaware corporation formed in anticipation of our initial public offering, and Software’s consolidated subsidiaries, including Holdings. Accordingly, all financial and other information herein relating to periods prior to the 2014 Reorganization is that of, or derived from, Holdings. For additional information concerning the 2014 Reorganization, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—The 2014 “Reorganization,” which description is hereby incorporated by reference.

Overview

We are a leading provider of a comprehensive, cloud-based HCM software solution delivered as SaaS. We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their

HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

Organizations need sophisticated, flexible and intuitive applications that can quickly adapt to their evolving HCM requirements, streamline their HR processes and systems and enable them to control costs. We believe that the HCM needs of most organizations are currently served either by legacy providers offering outdated on-premise products or multiple providers that partner together in an attempt to replicate a comprehensive product. These approaches often result in large up-front capital requirements, extended delivery times, high costs, low scalability and challenges with system integration.

Because our solution was developed in-house and is based on a single platform, there is no need to integrate, update or access multiple databases, which are common issues with competitor offerings that use multiple third-party systems in order to link together their HCM offerings. Additionally, our solution maintains data integrity for accurate, actionable and real-time analytics and business intelligence and helps clients minimize the risk of compliance errors due to inaccurate or missing information. We deliver feature-rich applications while maintaining excellence in information security and quality management standards as evidenced by our International Organization for Standardization (“ISO”) certifications. As part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading personalized service.

The key benefits of our differentiated solution as compared to competing products include:

•	Comprehensive HCM solution. Our solution offers functionality that manages the entire employment life cycle for employers and employees, from recruitment to retirement. Our user-friendly applications help clients identify candidates, onboard employees, manage time and labor, administer payroll deductions and benefits, manage performance, off board employees and administer post-termination health benefits such as COBRA. Our solution also has the advantage of being built in-house by our highly trained and skilled team of software developers;

•	Core system of record enabling data analytics maintained on a single database. Our solution is based on a core system of record that contains payroll and HR information in one convenient database, thereby reducing costs by eliminating the need for multiple software products and vendors and the maintenance of employee data in numerous databases that have to be merged or synchronized. This core system of record allows our clients the ability to access and analyze accurate employee information to make business decisions based upon actionable, real-time, point-and-click analytics provided on our client dashboard;

•	Personalized support provided by trained personnel. Our solution is supported by one-on-one personal assistance from trained specialists. Services specialists are assigned to specific clients and are trained across all of our applications, ensuring they provide comprehensive, expert-level service;

•	Software-as-a-Service delivery model. Our SaaS delivery model allows clients with a geographically dispersed workforce to operate more efficiently and allows these clients to access and use our client-oriented Internet solution on demand and remotely through a standard web browser, smart phones, tablets and other web-enabled devices, which lowers the total cost of ownership as compared to on-premise products;

•	Cloud-based architecture. Our cloud-based architecture allows our solution to be implemented remotely and software enhancements and newly developed applications to be deployed without client disruption and involvement, which requires smaller investments in hardware, personnel, implementation time and consulting; and

•	Scalability to grow with our clients. Our solution offers improved scalability as our clients are able to use the same solution as their businesses grow by deploying applications as-needed in real-time, which allows clients to align HCM spending with evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow, but retain fixed costs even if the client shrinks in size.

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have over 12,000 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2014. We believe that as a result of our focus on client retention, we enjoy high client satisfaction as evidenced by an average annual revenue retention rate of 91% from existing clients for the three years ended December 31, 2014. We believe our revenue retention rate understates our client loyalty because this rate also includes former clients that were acquired or otherwise ceased operations.

We were founded in 1998. Since our founding, we have focused on providing an innovative SaaS HCM solution. As of December 31, 2014, we had 1,021 employees across the United States. For the years ended December 31, 2014, 2013 and 2012, our revenues were $150.9 million $107.6 million and $76.8 million, respectively, representing year-over-year growth in revenues of approximately 40% and 40%, respectively. We currently derive the majority of our revenues from payroll processing. We are able to determine revenues from payroll processing because all of our clients are required to utilize our payroll application in order to access our other applications. We do not separately track our revenues across our other applications because we often sell applications in various groupings and configurations for a single price. We realized net income (loss) of $5.7 million, $0.6 million and ($0.4) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Industry Background

Large Market Opportunity for HCM Technologies

According to the International Data Corporation (“IDC”), the U.S. market for HCM applications is comprised of software that automates business processes covering the entire span of an employee’s relationship with his or her employer. IDC estimates that the U.S. market, excluding payroll services, will total $7.0 billion in 2015. These applications include maintenance of HR records, recruiting applications, performance management, time and labor management tracking, compliance, compensation management and other HR functions. According to IDC, the U.S. market for payroll services will be an estimated $16.8 billion in 2015. The payroll services market includes transactional activities associated with paying employees, maintaining accounting records and administrating payroll taxes while payroll accounting applications offer the functionality to effectively track these various payments and transfers.

IDC estimates that the international market for HCM applications (excluding the United States and payroll services) will be $5.2 billion in 2015.

Economic and Technological Trends Are Driving Demand for HCM Solutions

Organizations operating in today’s global economy are continually under pressure to reduce operating costs in order to maintain or improve their competitive positions. One tactic used by organizations is to utilize information technology (“IT”), provided by external resources in order to automate internal processes, reduce internal administrative burdens and more effectively manage capital expenditures and labor costs. As a result, businesses are increasingly making the strategic decision to leverage HCM technologies in order to improve the effectiveness and efficiency of their internal HR and accounting functions and capture opportunities for cost savings.

Organizations are also managing internal costs and administrative burdens by transitioning technological assets from on-premise to the cloud. By shifting HR systems to the cloud, businesses seek to avoid the difficulties associated with maintaining software and security updates, and storage needs as well as other maintenance issues. The rise of cloud computing has supported the SaaS delivery model. According to IDC, the global SaaS market is projected to grow from $39 billion in 2013 to $103 billion in 2018, at a compound annual growth rate (“CAGR”) of 21%.

We believe that businesses increasingly view data concerning their human capital as a critical strategic resource that can result in more informed decision-making concerning employee recruitment, retention and compensation. This revolution in data analytics and its extension to HR functions has increased the number of employees within an organization that can benefit from, and who regularly interface with, information technologies. As a result, organizations seek intuitive technologies that do not require extensive training or advanced technological credentials to be effectively utilized. The user experience of business applications is changing to emulate the consumer experience as HR buyers increasingly seek applications that are intuitive and available anywhere on any web-enabled device.

Incumbent HCM Products Struggle To Meet the Needs of Businesses

We believe that a majority of businesses and organizations in the United States are using multiple HCM systems from more than one vendor, thereby impeding their ability to share data across these systems. Several incumbent payroll and HCM vendors offer product sets that are comprised of separate systems that require integration. In certain cases, this disparate product offering across several vendors is the result of several acquisitions which often leads to a loosely coupled product set that is marked by significant architectural differences and weak data integration. We believe that this type of offering increases the risk of user or system error and reduces overall effectiveness.

A comprehensive HCM solution leverages the same data, process and workflow management, security model, reporting and analytics tools, and user portals to provide a uniform user experience. We believe that significant analytical power remains trapped within the data that organizations are accessing across multiple applications and databases but are unable to analyze in a unified context.

We believe that vendors who pursue market segmentation strategies based on organization size or industry create difficulties for clients who grow, either in size or industry scope, beyond the confines of those vendors’ offerings. A scalable HCM solution based on a core system of record allows for an organization to grow in size and scope without transitioning to a new user interface or back-end database.

The Paycom Solution

We offer an end-to-end SaaS HCM solution that provides our clients and their employees with immediate access to accurate and secure information and analytics 24 hours a day, seven days a week from any location. We believe that our solution delivers the following benefits:

Comprehensive HCM Solution

Our solution offers functionality that manages the entire employment life cycle for employers and employees, from recruitment to retirement. Our user-friendly applications streamline client processes and provide clients and their employees with the ability to directly access and manage administrative processes, including applications that identify candidates, onboard employees, manage time and labor, administer payroll deductions and benefits, manage performance, off board employees and administer post-termination health benefits such as COBRA. The widespread employee usage of our applications helps further integrate our solution into the administrative processes of our clients. Our solution also has the advantage of being built in-house by our highly trained and skilled team of software developers, thereby minimizing data integrity issues across applications.

Core System of Record

Our solution is based on a core system of record that contains payroll and HR information in one convenient database, thereby reducing costs and eliminating the need for multiple software products and vendors and the maintenance of employee data in numerous databases. This core system of record enables our clients to input employee data one time and enjoy seamless functionality across our applications. When a revision is made to the file of an employee, all appropriate personnel have access to the change in real time. In addition, our core system of record helps clients minimize the risk of compliance errors due to inaccurate or missing information that results from maintaining multiple databases. Through accurate tracking and management of employee payroll and other HR data, such information can be compiled for comprehensive and consistent reporting for our clients.

Data Analytics

Our solution allows clients to analyze accurate employee information to make business decisions based upon actionable, real-time, point-and-click analytics provided through our client dashboard. This functionality helps our clients operate with a more complete and accurate picture of their organization as our solution’s embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from any location. The employees of our clients also benefit from our analytics platform as they are able to model in real-time the impact of their HCM decisions on their compensation, benefits and rewards.

Personalized Support Provided by Trained Personnel

Our applications are supported by one-on-one personal assistance from trained specialists. Services specialists are assigned to specific clients and are trained across all of our applications, ensuring they provide comprehensive, expert- level service. Our client service is ISO 9001:2008 certified on the basis of its quality and consistency. We strive to provide our clients with high levels of service and support to ensure their continued use of our solution for all of their HCM needs. We have maintained high client satisfaction, as evidenced by an average annual revenue retention rate of 91% from existing clients for the three years ended December 31, 2014.

Software-as-a-Service Delivery Model

Our SaaS delivery model allows clients with a geographically dispersed and mobile workforce to operate more efficiently, and allows these clients to implement, access and use our client-oriented Internet solution on demand and remotely through standard web browsers, smart phones, tablets and other web-enabled devices. Our SaaS solution reduces the time, risk, headcount and costs associated with installing and maintaining applications for on-premise products within the information technology infrastructure of our clients.

Secure Cloud-Based Architecture

Our cloud-based architecture allows our solution to be implemented remotely with minimal client interaction. Updates such as software enhancements and newly developed applications can be deployed without client interaction, disruption or involvement, allowing our clients to make a smaller investment in hardware, personnel, implementation time and consulting. Additionally, we own and maintain all of the infrastructure technology to host our solution and to maximize system availability for clients. Our focus and investment in technology and data security has been recognized with ISO/IEC 27001:2005 certified security standards that provide our clients with a “best-in-class” level of data security.

Scalability to Grow with our Clients

Our solution is highly scalable. We have served a diversified client base ranging in size from one to more than 8,000 employees. We calculate the number of clients’ employees based on parent company grouping. Our clients are able to use the same solution while their businesses grow by deploying applications as-needed in real-time. Pricing is determined by employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow but retain fixed costs even if the client shrinks in size.

Efficient and Productive Research and Development

We believe that we benefit from a competitive advantage with our research and development investments, people and processes. Early investments in our proprietary, cloud-based architecture enables us to develop and deploy applications in a timely and cost-efficient manner. We have also chosen to base our research and development team in Oklahoma and Texas, which we believe provides us with high-quality talent at a lower cost compared to other locations in the United States with a need for technology talent. These strategic decisions have enabled us to have a highly productive research and development function while our research and development expenses grew 102%, 31% and 33% from the comparable year period, for 2014, 2013 and 2012, respectively.

Our Strategy for Growth

Our strategy is to continue to establish our solution as the HCM industry standard. To accomplish this, we intend to:

Increase Our Presence in Existing Markets

Although we have clients in all 50 states, we believe a significant opportunity exists to expand our presence within markets where we currently have a sales office. We have a sales office in 29 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on 2010 U.S. census data, only one of which is served by multiple sales teams. We believe that the 50 largest MSAs in the United States could collectively support at least 100 additional sales teams. Each sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to nine other sales professionals. We plan to increase our presence in existing markets by adding sales offices and increasing the number of our sales teams to further penetrate and effectively capture these markets.

Expand Into Additional Markets

We plan to continue expanding our sales capability by opening sales offices in certain metropolitan areas where we currently have no sales teams. We have identified 50 untapped metropolitan areas where we could potentially open a new sales office staffed with at least one sales team. Since September 2012, we have opened sales offices in Baltimore, Brooklyn, Cincinnati, Detroit, Indianapolis, Kansas City, Minneapolis, Nashville, New York, Philadelphia, Pittsburgh, Portland, San Francisco, Seattle and Silicon Valley. We intend to open eight to twelve additional offices over the next two years, as well as potentially expand over the longer term into international markets.

Enlarge our Existing Client Relationships

We dedicate our resources to helping our clients facilitate their goals, whether through helping them execute better hiring decisions, manage compensation more effectively or simply operate more efficiently. We believe a significant growth opportunity exists in selling additional applications to our current clients. Many clients have subsequently deployed additional applications as they recognize the benefits of our comprehensive solution. As we extend and enhance the functionality of our solution, we will continue to invest in initiatives to increase the adoption of our solution and maintain our high levels of client satisfaction.

Target Larger Clients

As we have organically grown our operations and increased the number of our applications, the average size of our clients has also grown significantly. Based on our total revenues, we have grown at an approximately 38% CAGR from January 1, 2009 through December 31, 2014. Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of clients and to increase our revenue per client, with limited incremental cost to us. To further capitalize on this opportunity, we intend to target larger businesses opportunistically where our current sales model is effective.

Maintain Our Leadership in Innovation by Strengthening and Extending our Solution

Our ability to develop and deploy new applications and updates rapidly and cost-effectively has been integral to the results that we have achieved to date. We intend to continue extending the functionality and range of our solution in the future. Our development efforts are performed exclusively in-house and are heavily based upon proactive research and client input. In the near-term, we intend to focus our investments on further developing applications within our higher margin HR and talent management applications. Over the long term, we intend to increase our investment in the development of new applications that are responsive to the needs of our clients, which are garnered through ongoing client interaction and collaboration.

Our Applications

Our HCM solution offers a full suite of applications that generally fall within the following categories: talent acquisition, time and labor management, payroll, talent management and HR management.

Talent Acquisition

Applicant Tracking. Our applicant tracking application simplifies the recruiting processes needed to hire the most qualified employees. By using our all-in-one system, our clients can move candidates from the application process through new employee on-boarding without re-keying data.

Candidate Tracker. Our candidate tracker application enables recruiters to track and stay connected to potential talent through an online database of top candidates. This application helps clients fill future positions faster without the cost of professional recruiting firms.

Background Checks. Our background check application helps to ensure that prospective new hires are qualified candidates. We provide clients with the tools for authorizing background checks, creating pre-adverse and adverse action letters and securely storing results as required by the Fair Credit Reporting Act.

On-Boarding. Our on-boarding application streamlines the hiring and termination processes for employees of our clients by creating online checklists of tasks to be assigned to an employee or group of employees.

E-Verify®. Our E-Verify® application automates employment verification and reduces our clients’ exposure to audits and penalties that could result from I-9 violations.

Tax Credit Services. Our tax credit services application helps employers process and calculate the available federal tax credits associated with hiring employees who meet various qualifications.

Time and Labor Management

Time and Attendance. Our time and attendance application allows our clients to accurately and efficiently manage when, where and how employees report their hours worked. Clients can apply customized rules, use batch editing and use timecard management tools to manage complex time and attendance needs. Our web time clocks feature allows employees to clock in and out online, which automatically updates the payroll application when approved, eliminating the need to manually calculate timesheets and rekey information into payroll systems. We also offer several different types of hardware terminals that are ideal for single or multi-clock environments.

Scheduling/Schedule Exchange. Our scheduling application helps managers with employee scheduling through automated functionality that provides for a seamless workflow with the payroll and time and attendance applications. Our schedule exchange application allows employees and managers access to their schedules at any time and employees can approve, decline or swap their schedules and see what shifts are available for pickup.

Time-Off Requests. Our time-off requests application automates and standardizes the time off request procedure and helps employers remain effectively staffed. Managers can view an online time-off calendar to easily monitor and approve or deny time-off requests. Our employee self-service tool allows employees to view the time-off they have available, submit requests and view blackout dates, the status of requests and any manager comments.

Labor Allocation. Our labor allocation application simplifies the process of setting up and tracking employee hours based on the job the employee is working.

Labor Management Reports/Push Reporting. Our labor management reports application helps clients get up-to-the-minute reports on the information they need to better manage their labor force, such as overtime and labor distribution. Our push reporting application also gives clients the ability to set up recurring reports and to schedule them to be run automatically and sent to users on either a daily, weekly, monthly, quarterly or yearly basis.

Payroll

Payroll and Tax Management. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Our payroll application is automatically updated with changes in employee information and offers other time saving functionality such as batch editing and effective dating. The application can be accessed at any time to make changes, run payroll and generate custom reports. We also help our clients by handling their payroll taxes and deposits, regulatory correspondence, amendments, and penalty and interest disputes.

Paycom Pay. Our Paycom Pay application eliminates the tedious job of check reconciliation by issuing checks to our clients’ employees that clear from a Paycom bank account, which helps clients eliminate potential liability and simplifies the reconciliation process.

Expense Management. Our expense management application eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload receipts when submitting their expenses and access an expense dashboard where they can view the status of their submitted expenses.

Garnishment Management. Our garnishment management application allows us to handle communications with garnishment payees and agencies and to calculate and track garnishment payments.

Talent Management

Employee Self-Service. Our employee self-service application improves employee engagement by empowering our clients’ employees to self-manage certain transactions, obtain quick answers to frequent payroll and HR questions, access their pay history and view performance goals and reviews and total compensation reports to review their compensation and benefits package. Benefits information and paid time off accruals also give employees the ability to make informed decisions regarding their benefit selections and time-off requests.

Compensation Budgeting. Our compensation budgeting application provides compensation and performance information in one system, giving clients with valuable workforce insight to help manage and formulate salary budgets and helping establish merit-based compensation increases.

Performance Management. Our performance management application allows for standardized positions across a company with set pay grades and performance goals. It also helps streamline the performance review process with online facilitation of the review process.

Executive Dashboard. Our executive dashboard offers powerful workforce insight for executives to access information on demand in a variety of report formats. Because we offer an all-in-one solution in a single database, the comprehensive report data provides the workforce intelligence needed to drive human capital decisions at an executive level.

Paycom Learning. Our learning management application formalizes and standardizes our clients’ training processes. Employers can create customized content utilizing videos, presentations, quizzes and surveys. It provides our clients’ employees “anytime, anywhere” access to a central knowledge base where the employee can access content, share expertise and measure his or her professional development progress. Our clients can track the activity and success of their training programs with pre-defined reports and an analytics dashboard.

HR Management

Document and Task Management. Our document and task management application manages employee files, including the ability to have employees digitally sign and view company documents. We securely store client records to meet retention requirements and protect documents from unauthorized access and other disasters that can threaten businesses. In addition, clients can assign checklists to employees for the completion of certain tasks associated with processes such as on-boarding and off-boarding.

Government and Compliance. Our government and compliance application helps clients reduce exposure to violations, audits and penalties with respect to the employment laws impacting their business, such as the Family Medical Leave Act, Equal Employment Opportunity Commission and other state and federal regulations. A single database keeps our clients’ employee data consistent and enhances reporting capabilities by providing better accuracy and real-time insight.

Benefits Administration/Benefits to Carrier. Our benefits administration application allows clients to customize benefit plan setup, deduction amounts, enrollment dates and new-hire waiting periods. Employers are provided census and reconciliation reports to ensure they do not overpay for benefits, can update deduction amounts for all employees or groups of employees at once and automatically updates all insurance carriers for any changes. This application also provides employees with online enrollment and helps educate them and drive informed enrollment decisions for greater employee satisfaction.

COBRA Administration. Our COBRA administration application protects employers from COBRA violations and their associated fines and penalties by automatically initiating compliance measures with the entry of qualifying events into the application. This application also tracks important dates, collects and remits premiums and reports on all COBRA activity.

Personnel Action Forms. Our personnel action forms application helps our clients reduce the amount of time and paperwork required with employee changes such as pay rate, position and title changes by allowing managers to complete and approve online personnel action forms.

Surveys. Our surveys application allows clients to create employee surveys to help identify and resolve workplace matters that otherwise may remain undisclosed. Clients can analyze results by the demographics of the workforce and compare how results change over time.

ACA Dashboard. Our Affordable Care Act (“ACA”) dashboard application tracks employee count, employee status, health care plan affordability and ACA periods all in one convenient location and enables Paycom to file Forms 1094 and 1095 on behalf of clients. For those with Paycom’s full ACA application suite that includes payroll, time and attendance, benefits administration and document and task management, the dashboard populates automatically.

Our Clients

We serve a diverse client base in terms of size and industry. We have over 12,000 clients, or nearly 8,000 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2014. We stored data for more than 1.6 million persons employed by our clients during the year ended December 31, 2014.

Many of our clients that are small to mid-sized companies can typically make the decision to adopt our solution more quickly than larger companies, which we believe results in a shorter sales cycle, which more closely corresponds to our target sales cycle of 30 to 90 days. As a result of the nature and size of our clientele, we maintain a diversified client base and very low revenue concentration among our clients. We believe, however, that larger employers represent a substantial opportunity to increase the number of clients and to increase our revenue per client with limited incremental cost.

Competition

The market for HCM solutions is rapidly evolving, highly competitive and subject to changing technology, shifting client needs and frequent introduction of new products and services. Our competitors range from small, regional firms to large, well-established international firms with multiple product offerings.

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications offered by our solution. Our talent acquisition and talent management applications compete primarily with Cornerstone OnDemand, Inc., Oracle Corporation, SAP AG and Workday, Inc. Our payroll applications, including payroll processing, compete primarily with Automatic Data Processing, Inc. (“ADP”), Ceridian Corporation, Concur Technologies, Inc., Intuit, Inc., Paychex, Inc., Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our HR management applications compete primarily with ADP, Ceridian Corporation, Oracle Corporation, Paychex, Inc., SAP AG, and Workday, Inc. Our time and labor management applications compete primarily with ADP, Ceridian Corporation, Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our larger competitors compete with us across multiple segments. In addition, our HCM solution continues to face competition from in-house payroll and HR systems and departments as well as HR systems and software sold by third-party vendors.

Competition in the HCM solutions market is primarily based on service responsiveness, product quality and reputation, breadth of service and application offering and price. The importance of these factors depends on the size of the business. Price tends to be the most important factor of competition for smaller businesses with fewer employees while the scope of features and customization is more important to larger businesses. We believe that our SaaS delivery model allows us to be most competitive in the HCM solutions market across this spectrum.

Sales and Marketing

We sell our solution exclusively through our sales force, substantially all of whom have a four-year college degree. Our sales force is comprised of inside sales and field sales personnel who are organized geographically and client relations representatives (“CRRs”), who sell additional applications to existing clients. We have 34 sales teams located in 23 states and plan to open additional sales offices to further expand our presence in the U.S. market.

We provide our sales force with an intensive four-week training course that includes at least one week of training at our headquarters in Oklahoma City. Our unique training program includes instruction in accounting, business metrics, application features and tax matters relevant to our target market. Our training continues for our sales force through weekly in-office strategy sessions and leadership development training. Executive sales representatives are also required to attend in-person quarterly conferences to share best practices and receive legal and business updates.

When a new client processes with us for an entire month, our sales representative receives a commission based upon annualized new recurring revenue. This commission is only paid once per new customer. Executive sales representatives receive a higher commission rate and base salary based upon both current year and life-to-date realized sales, respectively.

We generate client leads, accelerate sales opportunities and build brand awareness through our marketing programs that target finance and HR executives, technology professionals and senior business leaders of companies that perform HCM functions in-house or outsource these functions to one of our competitors. Our principal marketing programs include:

•	Direct mail campaigns, email campaigns, personalized URLs, industry-specific print advertising and tradeshow exhibiting;

•	Search engine marketing methods that include site optimization and pay-per-click searches; and

•	National radio advertising on Sirius/XM Radio and specifically on the Fox News, Fox Talk, Bloomberg and MSNBC stations.

Our CRRs are focused on expanding the number of applications our clients purchase from us by introducing them to additional applications. Our CRRs call upon select clients periodically and are paid a non-recurring commission on any additional sales they generate.

Technology, Operations and Security

Technology

Our multi-tenant architecture enables us to deliver our solution across our client base with a single instance of our solution, while securely partitioning access to our clients’ respective application data. Because a single version of our solution is developed, supported and deployed across all of our clients, updates are delivered to all of our clients at the same time, making it easier to scale our solution as the number of our clients and their employee headcount increases.

We maintain diverse load-balanced Internet lines serviced by multiple networks to provide our clients continuous access to our solution and their stored data. We back up our client data at regular intervals utilizing live replication, snapshots and cold archive methods of backup and manually monitor backup success and failure regularly. Our server cluster and database servers have redundant “hot swappable” disks to ensure continuous service in the event of a disk failure.

Operations

We physically host our solution for our clients in two secure data center facilities located in Oklahoma and Texas. All of our critical systems are fully redundant and backed-up in real-time to these facilities. Physical security includes ID-oriented access control, alarm systems and manned 24 hour a day camera monitoring by our security guards. Server facilities also have environmental monitoring and extensive environmental controls such as heat and fire protection, moisture, temperature, and humidity sensors, backup power supply and exterior reinforced concrete walls.

Security

We maintain a formal and comprehensive security program designed to ensure the confidentiality, integrity and availability of our clients’ data. During the regular course of business, we receive client data through our online system that we in turn process, record and store following ISO/IEC 270001:2005 certified controls and procedures. All communications with our servers that might contain sensitive information are encrypted before they leave the network and our servers are configured to only allow high-grade encryption algorithms.

We strictly regulate and limit all access to servers and networks at each of our facilities. Local network access is restricted by our authenticated server, using access control lists and remote network access is restricted by a firewall, which provides no accessible route from external networks to systems within our local network. We also employ network and host intrusion detection and prevention sensors throughout our infrastructure, systems that monitor and alert on insecure installations of third-party applications, a full system for managing and installing patches for those applications and highly restricted access to the Internet for anyone who has access to client data. We retain a third-party penetration testing company to conduct penetration tests and periodic audits to identify and remediate any issues.

Our applications are secured using multiple libraries and secure coding practices. We engage in regular penetration testing performed by both our information security department as well as by a third party testing companies. Our information technology infrastructure is secured and monitored using a number of best practices and tools at multiple layers of the physical and logical network. This security is also continually monitored by our information security department.

Software Development

Our application development team works closely with our clients to improve and enhance our application offerings and develop new applications. Our application development process consists of a focused innovation and development timeframe in order to deliver well-developed applications and enhancements desired by our clients. A key element of our development process is the one-on-one personal interaction between clients and our CRRs through which our clients suggest new applications and features.

We develop our solution from the “ground up” with our internal development and engineering teams. Our development and engineering teams and our employees conceive of new applications and enhancements, review requests, schedule development in order of priority and subsequently develop the applications or enhancements. Our new applications and enhancements are independently reviewed by the quality assurance team, in accordance with our software development process, before being fully implemented. Any enhancements to our applications are released on a monthly scheduled release date to coordinate the communication and release to our clients.

Capitalized development expenses, which include compensation for employees directly associated with development projects, were $2.2 million, $1.2 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Client Service

We are committed to providing industry-leading, client-centered service. For this reason, we assign each client a specialist within a dedicated team. This one-to-one service is a key part of our client service model and helps to ensure that we are delivering an industry-leading solution and maintaining high client satisfaction. The primary elements of our client service model include the following:

Streamlined Setup and Onboarding

After a client elects to deploy our solution, that client goes through our onboarding process with assistance from a team of new client setup specialists and the sales professional responsible for obtaining the client’s business. This team works closely with the client until the client is capable of managing our solution independently, in which case it is transferred to our dedicated services specialists.

Dedicated Service Specialists

After completing the onboarding process, each client is assigned to a specialist within a dedicated team that provides primary support for the remainder of the client’s time with the Company. Clients can then contact their dedicated services specialist or a team member if any issues or questions arise. These specialists provide personalized service with actual knowledge of the clients’ business needs. When appropriate, client questions can be elevated to the specialists with the appropriate application, regulatory or tax expertise. In addition, our CRRs proactively contact our clients to ensure satisfaction with our solution and introduce additional applications.

Expert Level Service

Our client specialists are trained across all of our applications to ensure that they can provide comprehensive, expert-level service. Our client service is ISO 9001:2008 certified on the basis of its quality consistency and helps support a high client retention rate.

Regulatory and Certifications

We are subject to varying degrees of regulations in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws cover, among others, information disclosure.

Personal privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the Patient Protection and Affordable Care Act and state breach notification laws.

We voluntarily obtain third party security examinations relating to security and data privacy in accordance with Statement on Standards for Attestation Engagements (“SSAE”), No. 16, Reporting on Controls at a Service Organization. Our SSAE examination is conducted every six months by an independent third party auditor, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures.

In January 2014, we renewed a certification based on ISO/IEC 27001:2005 criteria, a security standard for Information Security Management Systems published by ISO covering our production, quality assurance and implementation environments. This independent assessment of our conformity to the ISO 27001 standard includes assessing security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. The certification is valid until February 2017, with continuing assessments taking place annually.

In March 2014, we renewed a certification based on ISO/IEC 9001:2008 criteria, a standard for the implementation of quality management processes published by ISO, covering our activities required to create and deliver our solution. This independent assessment of our conformity to the ISO 9001 standard includes assessing the design and implementation of quality objectives to meet delivery standards on an ongoing basis. The certification is valid until April 2017, with continuing assessments taking place annually.

Intellectual Property

We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property rights. We also have a number of registered and unregistered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We do not have any patents or patent applications pending.

Seasonality

Our revenues are seasonal in nature. Recurring revenues include revenues relating to the annual processing of payroll forms such as Form W-2 and Form 1099 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because these forms are typically processed in the first quarter of the year, first quarter revenue and margins are generally higher than in subsequent quarters. In addition, we often experience increased revenue during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. We believe this seasonality is driven by several factors, most notably the number of our clients that use our payroll application, as compared to the other applications that we offer. As our clients use additional applications in the future, we believe that the seasonality in revenues will gradually diminish.

Employees

Our ability to recruit and retain qualified employees is critical to our continued success. We invest heavily in our training and leadership development programs to encourage the development and promotion of our employees. As of December 31, 2014, we employed 1,021 people. None of our employees were covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters is located in Oklahoma City, Oklahoma on a 170,000 square foot corporate campus that includes a 2,271 square foot disaster recovery site located in Oklahoma City. We own over 30 acres in Oklahoma City upon which our facilities are located. We also own and operate a 1,500 square foot fully redundant data center located at our corporate headquarters in Oklahoma We also lease a 16,870 square foot corporate campus in Dallas, Texas that includes an approximately 300 square foot fully redundant data center.

We also lease offices in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. We believe that these facilities are suitable for our current operations and upon the expiration of the terms of the leases we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief executive officer in deciding how to allocate resources and assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the consolidated level. Since we operate in one operating segment, all required financial segment information is presented in the consolidated financial statements.

Available Information

Our internet address is www.paycom.com and our investor relations website is located at investors.paycom.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our Investor Relations website, free of charge. These reports are also electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issues that file electronically with the SEC.

Additionally, the information that we file with the SEC may be read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information about the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report on Form 10-K, including those risks identified in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry

Our business depends substantially on our clients’ continued use of our applications, their purchases of additional applications from us and our ability to add new clients. Any decline in our clients’ continued use of our applications or purchases of additional applications could adversely affect our business, operating results or financial condition.

In order for us to maintain or improve our operating results, it is important that our current clients continue to use our applications and purchase additional applications from us, and that we add new clients. Our clients have no obligation to continue to use our applications, and may choose not to continue to use our applications at the same or higher level of service, if at all. In the past, some of our clients have elected not to continue to use our applications. Moreover, our clients generally have the right to cancel their agreements with us for any or no reason by providing 30 days prior written notice.

Our client retention rates may fluctuate as a result of a number of factors, including the level of client satisfaction with our applications, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not continue to use our applications, renew on less favorable terms, fail to purchase additional applications, or if we fail to add new clients, our revenues may decline, and our business, operating results or financial condition could be adversely affected.

The market in which we participate is highly competitive, and if we do not compete effectively, our business, operating results or financial condition could be adversely affected.

The market for HCM software is highly competitive, rapidly evolving and fragmented. We expect competition to intensify in the future with the introduction of new technologies and market entrants. Many of our current and potential competitors are larger and have greater brand name recognition, longer operating histories, more established relationships in the industry and significantly greater financial, technical and marketing resources than we do. As a result, some of these competitors may be able to:

•	adapt more rapidly to new or emerging technologies and changes in client requirements;

•	develop superior products or services, gain greater market acceptance and expand their product and service offerings more efficiently or rapidly;

•	bundle products and services that we may not offer or in a manner that provides our competitors with a price advantage;

•	take advantage of acquisition and other opportunities for expansion more readily;

•	maintain a lower cost basis;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their products and services; and

•	devote greater resources to the research and development of their products and services.

Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and our billing terms, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solution to achieve or maintain widespread market acceptance, any of which could adversely affect our business, operating results or financial condition.

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that overlap with one, several or all categories of applications offered by our solution. Our talent acquisition and talent management applications compete primarily with Cornerstone OnDemand, Inc., Oracle Corporation, SAP AG and Workday, Inc. Our payroll applications, including payroll processing, compete primarily with ADP, Ceridian Corporation, Concur Technologies, Inc., Intuit, Inc., Paychex, Inc., Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our HR management applications compete primarily with ADP, Ceridian Corporation, Oracle Corporation, Paychex, Inc., SAP AG, and Workday, Inc. Our time and labor management applications compete primarily with ADP, Ceridian Corporation, Paylocity Holding Corporation and The Ultimate Software Group, Inc. All of our larger competitors compete with us across multiple application categories. In addition, our HCM solution continues to face competition from in-house payroll and HR systems and departments as well as HR systems and software sold by third-party vendors.

Competition in the HCM solutions market is primarily based on service responsiveness, application quality and reputation, breadth of service and product offering and price. Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger client bases and major distribution agreements with consultants, software vendors and distributors. In addition, some competitors may offer software that addresses one or a limited number of HCM functions at a lower price point or with greater depth than our solution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. Further, some potential clients, particularly large enterprises, may elect to develop their own internal solutions. If we are unable to compete effectively, our business, operating results or financial condition could be adversely affected.

We have historically derived a majority of our revenues from payroll processing and our efforts to increase the use of our other HCM applications may not be successful and may reduce our revenue growth rate.

To date we have derived a majority of our revenues from payroll processing. Compared to payroll processing, our participation in other HCM applications markets is relatively new, and it is uncertain whether our revenue from other HCM applications will continue to grow. The relatively limited extent to which our other HCM applications have been adopted by our clients, and the uncertainty regarding the adoption of any new applications beyond our existing applications, may make it difficult to evaluate our business because the potential market for such applications remains uncertain. Our HCM solution may not achieve and sustain the high level of market acceptance that is critical for the success of our business. The failure to increase the use of our HCM applications and any new applications developed by us may reduce our revenue growth rate, which could adversely affect our business, operating results or financial condition.

If our security measures are breached, or unauthorized access to data of our clients or their employees is otherwise obtained, our solution may not be perceived as being secure, clients may reduce the use of or stop using our solution and we may incur significant liabilities.

Our solution involves the collection, storage and transmission of clients’ and their employees’ confidential and proprietary information, including personal or identifying information, as well as financial and payroll data.

Unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place to protect client and employee information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise and someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. Cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Any actual or perceived breach of our security could damage our reputation, cause existing clients to discontinue the use of our solution, prevent us from attracting new clients, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could adversely affect our business, operating results or financial condition.

If the SaaS market develops more slowly than we expect or declines, our growth may slow or stall, and our business could be adversely affected.

The SaaS market is not as mature as the market for on-premise enterprise software, and it is uncertain whether SaaS will achieve and sustain high levels of demand and market acceptance. Our success will depend not only on strong demand for HCM services in general, but also to a substantial extent on the widespread adoption of SaaS. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS. It is difficult to predict client adoption rates and demand for our solution, the future growth rate and size of the SaaS market or the entry of competitive products. The expansion of the SaaS market depends on a number of factors, including the cost, performance and perceived value associated with SaaS, as well as the ability of SaaS providers to address security and privacy concerns. If other SaaS providers experience security incidents, loss of client data, disruptions in delivery or other problems, the market for SaaS applications as a whole, including our solution, may be negatively affected. If SaaS does not achieve widespread adoption, or there is a reduction in demand for SaaS caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our growth may slow or stall, and our business could be adversely affected.

Any interruption or failure of our data centers could impair our ability to effectively provide our solution and adversely affect our business.

We serve all of our clients from our two data centers located in Oklahoma and Texas. These locations are vulnerable to damage or interruption from severe weather, tornados, terrorist attacks, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses or cyber-attacks. They are also subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. Our solution depends on the continuing operation of our data centers and any damage to or failure of our data centers could result in interruptions in our services. Any interruption in our service could damage our reputation, cause our clients to terminate their use of our solution and prevent us from gaining new or additional business from current clients, which could have an adverse effect on our business, operating results or financial condition.

Any significant disruption in our SaaS network infrastructure could harm our reputation and expose us to significant costs.

Our SaaS network infrastructure is a critical part of our business operations. Our clients access our solution through standard web browsers, smart phones, tablets and other web-enabled devises, and depend on us for fast and reliable access to our solution. In the future, we may experience disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error;

•	security breaches;

•	telecommunications failures or outages from third-party providers;

•	computer viruses or cyber-attacks;

•	acts of terrorism, sabotage or other intentional acts of vandalism;

•	unforeseen interruption or damages;

•	tornados, fires, earthquakes, floods and other natural disasters; and

•	power loss.

If our SaaS network infrastructure or our clients’ ability to access to our solution is interrupted, client and employee data from recent transactions may be permanently lost and we could be exposed to significant claims by clients, particularly if the access interruption is associated with problems in the timely delivery of funds due to employees. Any significant instances of system downtime could negatively affect our reputation and ability to retain clients and sell our solution, which would adversely impact our revenues.

We have also experienced significant growth in the number of clients, transactions and client and employee data that our network infrastructure supports. We seek to maintain sufficient excess capacity in our network infrastructure to meet the needs of all of our clients and their employees and to facilitate the rapid provision of new client deployments and the expansion of existing client deployments. Any changes in the service levels at our data centers or any errors, defects, disruptions or other performance problems with our network infrastructure could adversely affect our reputation and may result in lengthy interruptions in the availability of our solution. Any interruptions in the availability of our solution might reduce our revenues, cause us to issue refunds to clients or adversely affect our retention of existing clients.

If our solution fails to perform properly, our reputation could be adversely affected and our market share could decline.

Our solution is inherently complex and may in the future contain, or develop, undetected defects or errors. Any defects in our applications could adversely affect our reputation, impair our ability to sell our applications in the future and result in significant costs to us. The costs incurred in correcting any application defects may be substantial and could adversely affect our business, operating results or financial condition. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales of our applications;

•	termination of service agreements or loss of clients;

•	credits or refunds to clients;

•	breach of contract, breach of warranty or indemnification claims against us, which may result in litigation;

•	diversion of development and service resources; and

•	injury to our reputation.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant. Furthermore, the availability or performance of our solution could be adversely affected by a number of factors, including the failure of our network system or solution or security breaches. We may be liable to our clients for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our solution, our reputation could be adversely affected and we could lose clients.

Our clients might assert claims against us in the future alleging that they suffered damages due to a defect, error, or other failure of our solution. Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If we do not effectively expand and train our sales force and our support teams, we may be unable to add new clients and retain existing clients.

We need to continue to expand our sales force and support team members in order to grow our client base and increase our revenues. Identifying and recruiting qualified personnel and training them in the use of our applications requires significant time, expense and attention and it can take a substantial amount of time before our sales representatives and support team members are fully-trained and productive. We may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we currently, or intend in the future to do business, and our recent hires and planned hires may not achieve desired productivity levels in a reasonable period of time or become as productive as we expect. If our expansion efforts are unsuccessful or do not generate a corresponding increase in revenues, our business, operating results or financial condition could be adversely affected.

If we are not able to develop enhancements and new applications, keep pace with technological developments or respond to future disruptive technologies, we might not remain competitive and our business could be adversely affected.

Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenues from existing clients, we need to enhance, add new features to and improve our existing applications and introduce new applications. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. We may expend significant time and resources developing and pursuing sales of a particular application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. If we are unable to successfully develop enhancements, new features or new applications to meet client needs, our business and operating results could be adversely affected.

In addition, because our applications are designed to operate on a variety of network, hardware and software platforms using Internet tools and protocols, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our current and future applications may become less marketable and less competitive or even obsolete.

Our success is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver HCM solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.

The market for our solution among large companies may be limited if these companies demand customized features and functions that we do not offer.

Prospective clients, especially larger companies, may require customized features and functions unique to their business processes that we do not offer. In order to ensure we meet these requirements, we may devote a significant amount of support and services resources to larger prospective clients, increasing the cost and time required to complete sales with no guarantee that these clients will continue to use our solution. Further, we may not be successful in implementing any customized features or functions. If prospective clients require customized features or functions that we do not offer, or that would be difficult for them to deploy themselves, then the market for our solution will be more limited and our business could be adversely affected.

Our business and operations are experiencing rapid growth and organizational change. If we fail to manage such growth and change effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 523 employees as of December 31, 2011 to 1,021 employees as of December 31, 2014 and we have expanded from 18 offices as of December 31, 2011 to 29 offices as of December 31, 2014. We have also experienced significant growth in the number of clients, transactions and client and employee data that our infrastructure supports. Finally, our organizational structure and recording systems and procedures are becoming more complex as we improve our operational, financial and management controls. Our success will depend in part on our ability to manage this growth and organizational change effectively. To manage the expected growth of our headcount and operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Our ability to add additional offices may be constrained by the willingness and availability of qualified personnel to help staff and manage any new offices. The failure to effectively manage growth could result in difficulties or delays in obtaining clients, selling additional applications to our clients, declines in quality or client satisfaction of our applications, increases in costs, and difficulties in introducing new applications or other operational difficulties, any of which could adversely affect our ability to retain and attract clients or sell additional applications to our existing clients.

Our business, operating results or financial condition could be adversely affected if our clients are not satisfied with our deployment or technical support services.

Our business depends on our ability to satisfy our clients, both with respect to our applications and the technical support provided to help clients use the applications that address the needs of their businesses. We use our in-house deployment personnel to implement and configure our solution and provide support to our clients. If a client is not satisfied with the quality of our solution or the applications delivered or the support provided, we could be required to incur additional costs to address the situation, the profitability of our solution might be negatively affected, and the client’s dissatisfaction with our deployment service could damage our ability to sell additional applications to that client. In addition, our sales process is highly dependent on the reputation of our solution and applications and on positive recommendations from our existing clients. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality technical support, could adversely affect our reputation, our ability to sell our applications to existing and prospective clients, and our business, operating results or financial condition.

If we fail to retain key employees and recruit qualified technical and sales personnel, our business could be adversely affected.

We believe that our success depends on the continued services of our senior management and other key employees, including Chad Richison, Craig E. Boelte, Jeffrey D. York and William X. Kerber III. In addition, because our future success is dependent on our ability to continue to enhance and introduce new applications, we are heavily dependent on our ability to attract and retain qualified software developers and IT personnel with the requisite education, background and industry experience. To continue to execute our growth strategy, we must also attract and retain qualified sales, marketing and operational personnel capable of supporting a larger and more diverse client base. The loss of the services of a significant number of our developers or sales professionals could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose clients or increase operating expenses or divert management’s attention to recruit replacements for the departed key employees.

Our financial results may fluctuate due to many factors, some of which may be beyond our control.

Our results of operations, including the levels of our revenues, costs of revenues, administrative expenses, operating income, cash flow and deferred revenue, may vary significantly in the future and the results of any one period should not be relied upon as an indication of future performance. Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in our financial results may negatively impact the value of our common stock. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

•	our ability to attract new clients or sell additional applications to our existing clients;

•	the number of new clients and their employees, as compared to the number of existing clients and their employees in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	the extent to which we retain existing clients and the expansion or contraction of our relationship with them;

•	the mix of applications sold during a period;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting payroll processing, demand for our applications or potential clients’ purchasing decisions;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new applications introduced by us and the timing of expenses related to the development of new applications and technologies;

•	the timing and success of current and new competitive products and services by our competitors;

•	economic conditions affecting our clients, including their ability to outsource HCM solutions and hire employees;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors or clients;

•	our ability to manage our existing business and future growth, including expenses related to our data centers and the expansion of such data centers and the addition of new offices;

•	the effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	network outages or security breaches; and

•	general economic, industry and market conditions.

Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.

We have historically experienced seasonality in our revenues because a significant portion of our recurring revenues relate to the annual processing of payroll forms such as Form W-2 and Form 1099. Because these forms are typically processed in the first quarter of the year, first quarter revenues are generally higher than subsequent quarters. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus make such results and metrics difficult to predict.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired and we may lose valuable assets, generate reduced revenue or incur costly litigation to protect our rights.

Our success is dependent in part upon our intellectual property. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our applications and use information that we regard as proprietary to create products or services that compete with ours.

We may be required to spend significant resources to monitor and protect our intellectual property. We have been involved in litigation in the past and litigation may be necessary in the future to protect and enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We may not be able to secure, protect and enforce our intellectual property rights or control access to, and the distribution of, our solution and proprietary information.

We may be sued by third parties for alleged infringement of their proprietary rights.

Considerable intellectual property development activity exists in our industry, and we expect that software developers will increasingly be subject to infringement claims as the number of applications and competitors grows and the functionality of applications in different industry segments overlaps. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property in technology areas relating to our solution or applications. In addition, we may increasingly be subject to trademark infringement claims as our presence grows in the marketplace. From time to time, third parties have asserted and may in the future assert that we are infringing on their intellectual property rights, and we may be found to be infringing upon such rights. A claim of infringement may also be made relating to technology that we acquire or license from third parties. However, we may be unaware of the intellectual property rights of others that may cover, or may be alleged to cover, some or all of our solution, applications or brands.

For example, on September 23, 2014, in anticipation of an alleged trademark infringement claim, we filed a complaint against National Financial Partners Corp. in the United States District Court for the Western District of Oklahoma (Civil Action No. 5:14-cv-01029-R) seeking a declaratory judgment that we have not engaged in any trademark infringement or unfair competition in connection with the use of our logo. On September 23, 2014, National Financial Partners Corp. filed a complaint against us in the United States District Court for the Northern District of Illinois (Civil Action No. 1:14-cv-07424). The complaint alleges trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and seeks preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. On October 16, 2014, National Financial Partners Corp. filed a motion to dismiss the action pending in the Western District of Oklahoma. On October 20, 2014, we filed a motion to transfer the action from the Northern District of Illinois to the Western District of Oklahoma, and a memorandum in support of the motion to transfer, in the Northern District of Illinois. On December 12, 2014, the United States District Court for the Western District of Oklahoma granted National Financial Partners Corp.’s motion to dismiss. National Financial Partners Corp. has moved for an order preliminarily enjoining us from using our logo in the Northern District of Illinois. On January 5, 2015, we filed an answer, affirmative defenses and counterclaim in the Northern District of Illinois denying the material allegations in National Financial Corp.’s complaint and seeking a declaratory judgment that we have not engaged in any trademark infringement with respect to the use of our logo. On February 15, 2015, the Northern District of Illinois denied our motion to transfer the venue and scheduled the lawsuit for trial in the Northern District of Illinois in February 2016. The Northern District of Illinois has not yet

ruled on National Financial Partners Corp.’s motion for a preliminary injunction. The Northern District of Illinois will set a briefing schedule on the motion filed by NFP asking the Court to enter a preliminary injunction prohibiting our use of our logo pending the outcome of the action. NFP’s motion for a preliminary injuction will be heard in the Western District of Oklahoma. We intend to vigorously defend this litigation. In the event that a court ultimately determines that we have infringed any of the asserted trademarks or grants National Financial Partners Corp.’s motion for a preliminary injunction, we may be subject to damages, which may include treble damages, be enjoined from using our current logo while the parties are litigating the merits of the claims or be required to modify our logo and/or undergo a rebranding of our solution and applications. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

The outcome of the foregoing litigation matter is inherently unpredictable, and therefore as a result of this litigation matter or any future claim of infringement, a claim could (i) cause us to enter into an unfavorable royalty or license agreement, pay ongoing royalties or require that we comply with other unfavorable terms, (ii) require us to discontinue the sale of our solution or applications, (iii) require us to indemnify our clients or third-party service providers or (iv) require us to expend additional development resources to redesign our solution or applications. Any of these outcomes could harm our business. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business and operations.

We employ third-party licensed software for use in our applications and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and substantial investment of our time and resources. Also, to the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications and harm our reputation.

The use of open source software in our applications may expose us to additional risks and harm our intellectual property rights.

Some of our applications use software covered by open source licenses. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate such software into their products or applications. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional development resources to change our applications. In addition, if we were to combine our applications with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our applications. If we inappropriately use open source software, we may be required to redesign our applications, discontinue the sale of our applications or take other remedial actions.

We may not receive significant revenues from our current research and development activities for several years, if at all.

Developing SaaS-based applications is expensive and the investment in the development of these applications often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development activities. Accelerated application introductions and short software life cycles require increased levels of research and development expenditures that could adversely affect our operating results if not offset by increased revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development activities to maintain our competitive position. We may not receive significant revenues from these investments however, for several years, if at all.

The failure to develop our brand cost-effectively could have an adverse effect on our business.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving the widespread acceptance of our solution and is an important element in attracting new clients and retaining existing clients. Successful promotion of our brand depends largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful applications at competitive prices. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts, which could have an adverse effect on our business.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception through cash flows generated from operations, cash from the sale of debt and equity securities and borrowings under consolidated loans. In the future, we may require additional capital to support our growth and respond to operational challenges, including the need to develop new features and applications or enhance our existing applications, improve our infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our growth and respond to challenges could be significantly limited.

Our outstanding indebtedness is subject to certain operating and financial covenants that may restrict our business and financing activities and may adversely affect our cash flow and our ability to operate our business.

As of December 31, 2014, we had a term note under the 2021 Consolidated Loan with an outstanding principal amount of $27.0 million due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”). The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings. Pursuant to the terms of the 2021 Consolidated Loan, we may not, subject to certain exceptions, until amounts under the 2021 Consolidated Loan are repaid:

•	create any mortgages or liens;

•	make any loans, advances or extensions of credit with any affiliate or enter into any other transaction with any affiliate;

•	lease any mortgaged property;

•	make any distributions as long as an event of default exists;

•	make any material change in methods of accounting;

•	enter into any sale and leaseback arrangement;

•	amend, modify, restate, cancel or terminate our organizational documents;

•	sell, transfer or convey any mortgaged property;

•	or incur funded outside debt.

In addition, under the 2021 Consolidated Loan we are required to maintain a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) of greater than 1.5 to 1.0. The operating and financial covenants in the 2021 Consolidated Loan, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. We may also be required to use a substantial portion of our cash flows to pay principal and interest on our debt, which would reduce the amount of money we have for operations, working capital, expansion, or other general corporate purposes.

Our ability to meet our expenses and debt obligations and comply with the operating and financial covenants may be affected by financial, business, economic, regulatory and other factors beyond our control. We may be unable to control many of these factors and comply with these covenants. A breach of any of the covenants under the 2021 Consolidated Loan could result in an event of default, which could cause all of the outstanding indebtedness under the 2021 Consolidated Loan to become immediately due and payable.

We may acquire other businesses, applications or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

In the future, we may seek to acquire or invest in businesses, applications or technologies that we believe complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.

We do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or to effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	the inability to integrate or benefit from acquired applications or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	the incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulty and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the clients of the acquired business onto our solution, including disparities in the revenues, licensing, support or services of the acquired company;

•	diversion of management’s attention from other business concerns;

•	harm to our existing relationships with clients as a result of the acquisition;

•	the potential loss of key employees;

•	the use of resources that are needed in other parts of our business; and

•	the use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations. Acquisitions could also result in issuances of equity securities or the incurrence of debt, which would result in dilution to our stockholders.

Our growth depends in part on the success of our relationships with third parties.

We rely on third-party financial and accounting processing systems, as well as various financial institutions, to perform financial services in connection with our applications, such as providing automated clearing house (“ACH”), and wire transfers as part of our payroll and expense reimbursement services and to provide technology and content support, manufacture time clocks and process background checks. We anticipate that we will continue to depend on various third-party relationships in order to grow our business, provide technology and content support, manufacture time clocks and process background checks. Identifying, negotiating and documenting relationships with these third parties and integrating third-party content and technology requires significant time and resources. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. In addition, these third parties may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our third party providers, particularly those financial institutions that process transactions through the ACH network, and it is possible that they may not be able to devote the resources we expect to our relationship.

If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our business, operating results or financial condition could be adversely affected. Even if we are successful, these relationships may not result in improved operating results.

Adverse economic conditions could adversely affect our business, operating results or financial condition.

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States remain uncertain or deteriorate, clients may cease their operations or delay or reduce their HCM spending or the number of their employees. This could result in reductions in sales of our applications, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2014, we had recorded a total of $51.9 million of goodwill and $5.1 million of other intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact our operating results.

We typically pay employees and may pay taxing authorities amounts due for a payroll period before a client’s electronic funds transfers are finally settled to our account. If client payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity and our operating results could be adversely affected.

Our payroll processing application moves significant funds from the account of a client to employees and relevant taxing authorities. For larger funding amounts, we require clients to transfer the funds to us via fed wire. For smaller funding amounts, we debit a client’s account prior to any disbursement on its behalf, and due to ACH banking regulations, funds previously credited could be reversed under certain circumstances and time frames after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited circumstances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

Because our long term success depends, in part, on our ability to expand the sales of our solution to clients located outside of the United States, our business will be subject to risks associated with international operations.

An element of our growth strategy is to expand our operations and client base. To date, we have not engaged in any operations outside of the United States. If we decide to expand our operations into international markets, it will require significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our lack of experience with international operations, we cannot assure you that our international expansion efforts will be successful.

Risks Related to Legislation or Regulation

Privacy concerns and laws or other domestic regulations may reduce the effectiveness of our applications.

Our applications require the storage and transmission of the proprietary and confidential information of our clients and their employees, including personal or identifying information, as well as their financial and payroll data. Our applications are subject to varying complex government laws and regulations on the federal, state and local levels, including those governing personal privacy, which has become a significant issue in the United States. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the Patient Protection and Affordable Care Act, federal and state labor and employment laws and state data breach notification laws.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solution. Any failure to comply with government regulations that apply to our applications, including privacy and data protection laws, could subject us to liability. In addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solution, which could have an adverse effect on our business, operating results or financial condition. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business, operating results or financial condition.

Furthermore, privacy concerns may cause our clients’ employees to resist providing the personal data necessary to allow our clients or their employees to use our applications effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our applications in certain industries. All of these legislative and regulatory initiatives may adversely affect the ability of our clients to process, handle, store, use and transmit demographic and personal information from their employees, which could reduce demand for our applications.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our applications, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business. Federal, state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our applications in order to comply with these changes. In addition, government agencies or private organizations may impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based applications such as ours.

In addition, the use of the Internet as a means of conducting business could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet has been adversely affected by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our applications could suffer.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

We will be required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015 and in each year thereafter. Our auditors will also need to attest to the effectiveness of our internal control over financial reporting in the future to the extent we are no longer an emerging growth company, as defined by the Jumpstart Our Business Startups Act (the “JOBS Act”), and are not a smaller reporting company.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing internal control over financial reporting to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports we could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC, or other regulatory authorities and the market price of our common stock could be negatively affected.

We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a new public company, we have incurred since our initial public offering and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting and changes in corporate governance practices.

We expect that complying with these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. In particular, we have incurred and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase to the extent we are no longer an emerging growth company, as defined by the JOBS Act, and are not a smaller reporting company. We cannot fully predict or estimate the amount or timing of future costs associated with being a public company, which could adversely affect our operating results.

The increased costs associated with operating as a public company may decrease our net income or result in a net loss and may require us to reduce costs in other areas of our business or increase the prices of our solution. Additionally, if these requirements divert management’s attention from other business concerns, they could have an adverse effect on our business, operating results or financial condition.

As a public company, we may be required to accept reduced policy limits and coverage for director and officer liability insurance or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Pursuant to Section 102 of the JOBS Act, we have reduced executive compensation disclosure and have omitted a Compensation Discussion and Analysis from this Annual Report on Form 10-K.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, the frequency of the nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Investors may find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period and (iv) December 31, 2019.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our solution and applications and could adversely affect our business, operating results or financial condition.

The application of federal, state and local tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and applications provided over the Internet. These enactments could adversely affect our sales activity, due to the inherent cost increase the taxes would represent and ultimately could adversely affect our business, operating results or financial condition.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our clients to pay additional tax amounts, as well as require us or our clients to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our clients, we could be held liable for such costs, thereby adversely affecting our business, operating results or financial condition.

Risks Related to Ownership of our Common Stock

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release, guidance in our earnings conference calls, earnings releases, or otherwise, regarding our future performance that represents our estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

The price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the current market price.

The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. If an active trading market for our common stock is not sustained, you may have difficulty selling any shares of our common stock that you purchased, and the value of such shares may be materially impaired. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of new applications or enhancements, acquisitions, applications, services, strategic alliances, commercial relationships, joint ventures or capital commitments;

•	disruptions in our services due to hardware, software or network problems;

•	recruitment or departure of key personnel;

•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the size of our public float;

•	the economy as a whole, market conditions in our industry and the industries of our clients; and

•	economic, legal and regulatory factors unrelated to our performance.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class actions following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, operating results or financial condition.

Substantial blocks of our total outstanding shares may be sold into the market when the “lock-up” period for our follow-on offering ends on April 14, 2015. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders. Shares held by directors, executive officers and certain other affiliates will be eligible to be resold in the public market once the lock-up period for the follow-on offering ends on April 14, 2015, subject to volume limitations under Rule 144 under the Securities Act and restrictions under the terms of various restricted stock award agreements.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

Our principal stockholders hold a controlling interest in our common stock and may make business decisions with which you disagree and which may adversely affect the value of an investment in the Company.

As of January 30, 2015, the parties to an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”), which include Chad Richison, Shannon Rowe, William X. Kerber, III, Jeffrey D. York, Robert J. Levenson and the Estate of Richard Aiello and certain of their affiliates or related entities, and Welsh, Carson, Anderson & Stowe X, L.P. (“WCAS X”), WCAS Capital Partners IV, L.P. (“WCAS Capital IV”), and WCAS Management Corporation (collectively, the “Stockholders Agreement Parties”), beneficially owned or controlled, directly or indirectly, 40,226,418 shares of common stock in the aggregate equal to approximately 68.9% of our outstanding shares. As a result of this ownership and the provisions of the Stockholders Agreement WCAS X, WCAS Capital IV and WCAS Management Corporation and certain of their affiliated funds (collectively, “WCAS Funds” or “Welsh, Carson, Anderson & Stowe”) will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our common stock and have held their shares for a longer period, they may be more interested in selling the Company to an acquirer than other investors or may want us to pursue strategies that deviate from the interests of other stockholders.

We are deemed a “controlled company” and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

The Stockholders Agreement Parties currently own more than a majority of our outstanding shares of common stock. So long as such persons collectively own a majority of our outstanding shares of common stock, we will be a “controlled company” within the meaning of corporate governance standards of the NYSE. Under those standards, a company of which more than 50% of the voting power for the election of directors is held by another company or group is a “controlled company” and need not comply with certain requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that there be a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that there be a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement of an annual performance evaluation of the nominating/corporate governance and compensation committees. We may rely on any of these exemptions for so long as we are a “controlled company.” As a result, we will not have a majority of independent directors on our board of directors, and our compensation committee does not consist entirely of independent directors. If we are no longer eligible to rely on the controlled company exception, we intend to comply with all applicable corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with the NYSE’s rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NYSE corporate governance requirements.

The issuance of additional stock in connection with acquisitions, our stock incentive plans, warrants or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to one hundred million shares of common stock and up to ten million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity securities.

Any issuance of shares in connection with an acquisition, the exercise of stock options or warrants, the award of shares of restricted stock or otherwise would dilute the percentage ownership held by our existing stockholders.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could affect the price that some investors are willing to pay for our common stock.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Oklahoma City, Oklahoma on a 170,000 square foot corporate campus, we also lease a 2,271 square foot off-site disaster recovery facility located in downtown Oklahoma City. We own over 30 acres in Oklahoma City upon which our facilities are located. We also own and operate a 1,500 square foot fully redundant data center located at our corporate headquarters in Oklahoma, and lease a 16,870 square foot corporate campus in Dallas, Texas that includes an approximately 300 square foot fully redundant data center.

We also lease offices in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Tennessee, Virginia and Washington. We believe that these facilities are suitable for our current operations and upon the expiration of the terms of the leases we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

Item 3.	Legal Proceedings

On September 23, 2014, in anticipation of an alleged trademark infringement claim, we filed a complaint against National Financial Partners Corp. in the United States District Court for the Western District of Oklahoma (Civil Action No. 5:14-cv-01029-R) seeking a declaratory judgment that we have not engaged in any trademark infringement or unfair competition in connection with the use of our logo. On September 23, 2014, National Financial Partners Corp. filed a complaint against us in the United States District Court for the Northern District of Illinois (Civil Action No. 1:14-cv-07424). The complaint alleges trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and seeks preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. On October 16, 2014, National Financial Partners Corp. filed a motion to dismiss the action pending in the Western District of Oklahoma. On October 20, 2014, we filed a motion to transfer the action from the Northern District of Illinois to the Western District of Oklahoma, and a memorandum in support of the motion to transfer, in the Northern District of Illinois. On December 12, 2014, the United States District Court for the Western District of Oklahoma granted National Financial Partners Corp.’s motion to dismiss. National Financial Partners Corp. has moved for an order preliminarily enjoining us from using our logo in the Northern District of Illinois. On January 5, 2015, we filed an answer, affirmative defenses and counterclaim in the Northern District of Illinois denying the material allegations in National Financial Corp.’s complaint and seeking a declaratory judgment that we have not engaged in any trademark infringement with respect to the use of our logo. On February 15, 2015, the Northern District of Illinois denied our motion to transfer the venue and scheduled the lawsuit for trial in the Northern District of Illinois in February 2016. The Northern District of Illinois has not yet ruled on National Financial Partners Corp.’s motion for a preliminary injunction. The Northern District of Illinois will set a briefing schedule on the motion filed by NFP asking the Court to enter a preliminary injunction prohibiting our use of our logo pending the outcome of the action. NFP’s motion for a preliminary injuction will be heard in the Western District of Oklahoma. We intend to vigorously defend this litigation. In the event that a court ultimately determines that we have infringed any of the asserted trademarks or grants National Financial Partners Corp.’s motion for a preliminary injunction, we may be subject to damages, which may include treble damages, be enjoined from using our current logo while the parties are litigating the merits of the claims or be required to modify our logo and/or undergo a rebranding of our solution and applications. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

We are involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issues

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “PAYC.” Our initial public offering was priced at $15.00 per share on April 14, 2014. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NYSE:

	High	Low
Fiscal Year 2014:
Second Quarter (from April 15, 2014)	$17.92	$13.01
Third Quarter	$19.24	$12.28
Fourth Quarter	$29.42	$14.32

On January 30, 2015, the last reported sale price of our common stock on the NYSE was $26.17 per share. As of January 30, 2015, we had 212 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We do not currently plan to pay a regular dividend on our common stock. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. While there are no restrictions that currently apply under the 2021 Consolidated Loan, the 2021 Consolidated Loan prohibits the payment of dividends if an event of default exists under the loan. In addition, any future debt agreements that we may enter into the future may prohibit the payment of dividends.

We are a holding company that has no material assets other than our ownership of all of the outstanding Series B Preferred Units of Holdings and the outstanding capital stock of WCAS Holdings and WCAS CP IV Blocker, Inc. (“CP IV Blocker”). In the event that we decide to pay dividends in the future, we intend to cause Holdings to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us. Any financing arrangements that we enter into in the future may include restrictive covenants that limit our or our subsidiaries’ ability to pay dividends.

In April 2013 and December 2013, Holdings paid cash distributions of $1.8 million and $4.0 million, respectively, to its common unit holders and Series A Preferred unit holders for the payment of taxes.

Equity Compensation Plan Table

The following table includes information as of December 31, 2014 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	3,293,534	(1)
Equity compensation plans not approved by security holders	—	—	—

(1) Included in this amount are 3,293,534 shares that are available for future issuance under the 2014 Plan.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on April 15, 2014, the initial trading day of our common stock, and ending on December 31, 2014. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Company/Index	Base Period 4/15/2014	6/30/2014	9/30/2014	12/31/2014
Paycom Software, Inc.	$100	$95.05	$107.88	$171.53
S&P 500	$100	$105.23	$106.42	$111.67
S&P 1500 Application Software	$100	$105.03	$105.22	$111.38

Item 6.	Selected Financial Data

Our selected consolidated financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011
	(amounts in thousands, expect per share data)
Consolidated statement of income data:
Revenues
Recurring	$148,207	$105,560	$75,420	$56,382
Implementation and other	2,722	2,041	1,390	824

Total revenues	150,929	107,601	76,810	57,206

Cost of revenues (1)
Operating expenses	24,694	19,070	14,895	12,287
Depreciation	2,624	1,821	1,431	987

Total cost of revenues	27,318	20,891	16,326	13,274

Administrative expenses (1)
Sales and marketing	63,547	42,681	29,255	22,244
Research and development	4,325	2,146	1,632	1,225
General and administrative	35,501	28,729	19,372	14,650
Depreciation and amortization	4,538	3,682	4,092	4,300

Total administrative expenses	107,911	77,238	54,351	42,419

Total operating expenses	135,229	98,129	70,677	55,693

Operating income	15,700	9,472	6,133	1,513
Interest expense	(3,421)	(9,272)	(6,977)	(134)
Net loss on early repayment of debt	(4,044)	—	—	—
Other income, net	1,421	1,199	354	108

Income (loss) before income taxes	9,656	1,399	(490)	1,487

Provision (benefit) for income taxes	3,993	792	(84)	601

Net income (loss)	5,663	607	(406)	886
Net income (loss) attributable to the noncontrolling interest	—	6	(3)	—

Net income (loss) attributable to the Company	$5,663	$601	$(403)	$886

Unaudited pro forma additional income tax expense (benefit)	—	(137)	(14)	35

Unaudited pro forma net income (loss)	$5,663	$738	$(389)	$851

Net income (loss) per share, basic	0.11	0.01	(0.01)	0.02
Net income (loss) per share, diluted	0.11	0.01	(0.01)	0.02
Unaudited pro forma net income (loss) per share, basic	0.11	0.02	(0.01)	0.02
Unaudited pro forma net income (loss) per share, diluted	0.11	0.02	(0.01)	0.02
Weighted average shares outstanding:
Basic	49,784,154	45,476,895	44,771,559	44,560,053
Diluted	51,857,309	48,062,075	44,771,559	45,411,371
Unaudited pro forma weighted average shares outstanding:
Basic	49,784,154	45,476,895	44,771,559	44,560,053
Diluted	51,857,309	48,062,075	44,771,559	45,411,371
Other financial data:
EBITDA(2)	$20,239	$16,174	$12,010	$6,908

Adjusted EBITDA(2)	$26,999	$19,855	$12,829	$7,073

Non-GAAP net income(2)	$9,628	$2,689	$266	$945

	As of December 31,
	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$25,144	$13,362	$13,435
Restricted cash	371	369	368
Working capital (deficit)(3)	16,785	(4,022)	9,283
Property, plant and equipment, net	47,919	38,671	25,139
Total assets	798,942	575,478	430,041
Deferred revenue	19,337	12,572	8,392
Long-term debt, less current portion	26,123	11,545	11,959
Long-term debt to related parties	—	60,875	60,633
Additional paid in capital	67,937	33,978	23,577
Retained earnings (accumulated deficit)	5,663	(29,349)	(14,249)
Total stockholders’ equity	74,138	5,083	9,776

(1)	Stock-based compensation included in the consolidated statements of income data for the years ended December 31, 2014, 2013, 2012 and 2011 as follows:

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands)
Operating expenses	$32	$222	$87	$36
Sales and marketing	166	114	83	57
Research and development	16	345	100	25
General and administrative	498	253	233	47

	$712	$934	$503	$165

(2)	We use EBITDA, Adjusted EBITDA and non-GAAP net income, as supplemental measures to review and assess our performance and for planning purposes. We define: (i) EBITDA as net income (loss), plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income (loss), plus interest expense, taxes, depreciation and amortization, stock-based compensation expense, net loss on early extinguishment of debt and certain transaction expenses that are not core to our operations and (iii) non-GAAP net income as pro forma net income (loss), plus tax adjusted stock-based compensation expense, tax adjusted net loss on early extinguishment of debt and certain tax adjusted transaction expenses that are not core to our operations. EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

EBITDA, Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income (loss) or pro forma net income (loss), which we consider to be the most directly comparable U.S. GAAP measures. EBITDA, Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA, Adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income (loss), pro forma net income (loss) or other condensed consolidated statements of income data prepared in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and non-GAAP net income may not be comparable to similar titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

(3)	Working capital (deficit) is defined as current assets, excluding restricted cash, less current liabilities, excluding current portion of deferred revenue

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See Part I “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward- looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization (as defined below), to Paycom Payroll Holdings, LLC and its consolidated subsidiaries (“Holdings”) and WCAS Paycom Holdings, Inc. (“WCAS Holdings”) collectively, and, after the 2014 Reorganization, to Paycom Software, Inc. (“Software”) and its consolidated subsidiaries. All amounts presented, other than share and per share amounts, are presented in thousands unless otherwise noted.

Overview

We are a leading provider of a comprehensive, cloud-based HCM software solution delivered as SaaS. We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and HR management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We serve a diverse client base in terms of size and industry. We have over 12,000 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2014. We stored data for more than 1.6 million persons employed by our clients during the year ended December 31, 2014.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives (“CRRs”), who sell new applications to existing clients. We have 34 sales teams located in 23 states and plan to open additional sales offices to further expand our presence in the U.S. market. In recent years, we have opened approximately three to four new sales offices in new cities per year and believe that we can open eight to twelve additional sales offices over the next two years. During the year ended December 31, 2014, we opened five new sales offices, with one sales office located in each of Baltimore, Indianapolis, Philadelphia, Portland and Silicon Valley. To date, during 2015, we opened five new sales offices, with one new sales office located in each of Brooklyn, Cincinnati, Kansas City, Nashville and Pittsburgh.

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

During the last three years, we have developed several new applications. Our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth over the last three years.

Recent Developments

Follow-On Offering

On January 21, 2015, we closed our follow-on public offering, whereby 6,422,750 shares of our common stock were sold to the public by certain selling stockholders at a public offering price of $22.50 per share.

Initial Public Offering

On April 21, 2014, we closed our initial public offering whereby an aggregate of 7,641,750 shares of our common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by us and 3,034,868 shares of common stock sold by certain selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $64.3 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 10% Senior Note due 2022 (the “2022 Note”) issued by us to WCAS Capital IV and the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”).

The 2014 Reorganization

Software and its wholly-owned subsidiary, Payroll Software Merger Sub, LLC (“Merger Sub”) were formed as Delaware entities on October 31, 2013 and December 23, 2013, respectively, in anticipation of an initial public offering (“IPO”) and were wholly-owned subsidiaries of Holdings prior to December 31, 2013.

On January 1, 2014, we consummated a reorganization pursuant to which: (i) affiliates of Welsh, Carson, Anderson & Stowe, contributed WCAS Holdings and CP IV Blocker, which collectively owned all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software, and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Prior to the reorganization, WCAS Holdings held Series C Preferred Units of Holdings in the amount of $46.2 million and WCAS Holdings had a note payable to a related party due April 3, 2017, in the amount of $46.2 million. Following these transactions, all outstanding Series C Preferred Units of Holdings were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. Following the reorganization, Software became a holding company with its principal assets being the Series B Preferred Units of Holdings and the outstanding capital stock of WCAS Holdings and CP IV Blocker (collectively, the “2014 Reorganization”).

Software’s acquisition of WCAS Holdings and Holdings in the 2014 Reorganization represented transactions under common control and were required to be retrospectively applied to the financial statements for all prior periods when the financial statements were issued for a period that included the date the transactions occurred. This includes a retrospective presentation for all equity related disclosures, including share, per share, and restricted stock disclosures, which have been revised to reflect the effects of the 2014 Reorganization. Therefore, our consolidated financial statements are presented as if WCAS Holdings and Holdings were our wholly-owned subsidiaries in periods prior to the 2014 Reorganization. The acquisition of CP IV Blocker was not deemed to be a reorganization under common control and therefore our historical consolidated financial statements include the ownership of a minority equity interest in CP IV Blocker, which was eliminated upon the acquisition of CP IV Blocker in the 2014 Reorganization on January 1, 2014.

Trends, Opportunities and Challenges

While we currently derive most of our revenues from payroll processing, we expect an increasing percentage of our recurring revenues to come from our additional HCM applications over time. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. As a result of our evolving revenue mix, coupled with the unique client benefits that our solution provides (e.g., enabling our clients to scale the number of HCM applications that they use on an as-needed basis), we are presented with a variety of opportunities, challenges and risks.

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.

We do not have a traditional subscription-based revenue model and do not enter into long-term contractual commitments with our clients. We believe that the traditional subscription model hinders the buying decision by requiring clients to make significant commitments at inception, as well as at the end of each subscription term. By allowing clients to discontinue the use of our solution with 30 days’ notice, our team of trained specialists must focus on providing the best client service. In contrast, a long-term contract often forces a client to continue using a product that may not entirely fit its needs or, in some cases, incur expensive termination fees. Because of our sales model and personalized service, we have maintained high client satisfaction, as evidenced by an average annual revenue retention rate of 91% from existing clients for the three years ended December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, our gross margin was approximately 82%, 81% and 79%, respectively. We expect changes in our revenue mix to gradually improve gross margin over time as sales of applications other than payroll processing increase as a percentage of revenues, given that our current gross margin for our other HCM applications is higher than our gross margin for payroll processing. We expect that our total gross margin will gradually improve over time as (i) we add additional clients, (ii) our existing clients deploy additional HCM applications and (iii) we reduce our costs of revenues and administrative expenses as a percentage of total revenues.

Growing our business has also resulted in, and will continue to result in, substantial investment in sales professionals, operating expenses, systems development and programming costs and general and administrative expenses, which has and will continue to increase our expenses. We intend to obtain new clients by (i) continuing to expand our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices and increasing the number of our sales professionals and (ii) opening sales offices in new metropolitan areas. Our ability to increase revenues and improve operating results depends on our ability to add new clients.

As we have organically grown our operations and increased the number of our applications, the average size of our clients has also grown significantly. Based on our total revenues, we have grown at an approximately 38% CAGR from January 1, 2009 through December 31, 2014. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees that our clients have will have a positive or negative impact on our results of operations. Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of potential clients and to increase our revenue per client, with limited incremental cost to us.

Throughout our history, we have built strong relationships with our clients. As the HCM needs of our clients evolve, we believe that we are well-positioned to gain additional share of the HCM spending of our clients, and we believe this opportunity is significant. To be successful, we must continue to demonstrate the operational and economic benefits of our solution, as well as effectively hire, train, motivate and retain qualified personnel and executive officers.

Key Metrics

In addition to the U.S. GAAP metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Key performance indicators:
Clients	12,775	10,792	9,233
Clients (based on parent company grouping)	7,945	6,788	5,904
Sales teams	31	26	23
Annualized New Recurring Revenue	$59,629	$42,063	$27,686
Revenue retention rate	91%	91%	91%

•	Clients. When we calculate the number of clients at period end, we treat client accounts with separate taxpayer identification numbers as separate clients, which often separates client accounts that are affiliated with the same parent organization. We track the number of our clients to provide an accurate gauge of the size of our business. Unless we state otherwise or the context otherwise requires, references to clients throughout this Annual Report on Form 10-K refer to this metric.

•	Clients (based on parent company grouping). When we calculate the number of clients based on parent company grouping at period end, we combine client accounts that have identified the same person(s) as their decision-maker regardless of whether the client accounts have separate taxpayer identification numbers, which often combines client accounts that are affiliated with the same parent organization. We track the number of our clients based on parent company grouping to provide an alternate measure of the size of our business and clients.

•	Sales Teams. We monitor our sales professionals by the number of sales teams at period end and each team is comprised of approximately six to nine sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe that the number of sales teams is an indicator of potential revenues for future periods.

•	Annualized New Recurring Revenue. While we do not enter into long-term contractual commitments with our clients, we monitor annualized new recurring revenue as we believe it is an indicator of potential revenues for future periods. Annualized new recurring revenue is an estimate based on the annualized amount of the first full month of revenues attributable to new clients that were added or existing clients that purchased additional applications during the period presented. Annualized new recurring revenue only includes revenues from these clients who have used our solution for at least one month during the period. Since annualized new recurring revenue is only recorded after a client uses our solution for one month, it includes revenue that has been recognized in historical periods.

•	Revenue Retention Rate. Our average annual revenue retention rate tracks the percentage of revenue that we retain from our existing clients. We monitor this metric because it is an indicator of client satisfaction and revenues for future periods.

Components of Results of Operations

Sources of Revenues

Revenues are comprised of recurring revenues, and implementation and other revenues. Recurring revenues are recognized in the period services are rendered. Implementation and other revenues includes implementation revenues that are recorded as deferred revenues and recognized over the life of the client which is estimated to be ten years and other revenues which are recognized upon shipment of time clocks. Implementation and other revenue comprised approximately 1.8% of our total revenues for the year ended December 31, 2014. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and implementation and other revenues to remain relatively constant.

Recurring. Recurring revenues include fees for our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for delivery of client payroll checks and reports. These revenues are derived from: (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. Because recurring revenues are based in part on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees.

Implementation and Other. Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenue from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees which are charged to new clients are generated at inception for a new client and upon the addition of certain incremental applications for existing clients. These fees range from 10% to 30% of the annualized value of the transaction.

Expenses

Cost of Revenues. Cost of revenues consists of expenses related to hosting and supporting our applications, hardware costs, systems support and technology and depreciation of certain owned computer equipment. These costs include employee-related expenses for client support personnel, bank charges for processing ACH transactions, certain implementation expenses, along with delivery charges and paper costs. They also include our cost for time clocks sold and ongoing technology and support costs related to our systems. Depreciation of owned computer equipment is allocated based upon an estimate of assets used to host and support our applications. We expect our cost of revenues to increase in absolute dollars as we continue to invest in new applications and expand our client base, although we expect our overall cost of revenues to gradually decrease as a percentage of total revenues over time.

Administrative Expenses. Administrative expenses consist of sales and marketing, research and development, general and administrative and depreciation and amortization. Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, commissions, bonuses, marketing expenses and other related costs. Research and development expenses consist primarily of employee-related expenses for our development staff, net of capitalized software costs for internally developed software. We expect to grow our research and development efforts as we continue to broaden our payroll and HR solution offerings and extend our technological solutions by investing in the development of new applications and introducing them to new and existing clients. General and administrative expenses include employee-related expenses for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees and other corporate expenses. Depreciation and amortization expenses include depreciation of owned computer equipment allocated based upon an estimate of assets used to support the selling, general and administrative functions, as well as amortization of intangible assets. We expect our administrative expenses to increase in absolute dollars due to additional costs associated with accounting, compliance, investor relations, and other costs associated with being a public company, although our administrative expenses may fluctuate as a percentage of total revenues.

Loss on Repayment of Debt

During 2014, we wrote off $4.1 million related to the discount associated with the repayment of certain related party debt.

Interest Expense

Interest expense includes interest on our corporate headquarters and related party debt. The decrease in interest expense for the year ended December 31, 2014, as compared to the year ended December 31, 2013 is primarily due to our use of the net proceeds from our initial public offering and existing cash for the repayment in full, of the 2022 Note and the 2017 Note in April 2014.

Other Income, net

Other income, net includes the gain or loss on the sale of fixed assets, interest on funds held for clients that are earned primarily on funds that are collected in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services and change in fair value of the derivative liability relating to the related party debt. We typically invest funds held for clients in money market accounts and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We expect that interest on funds held for clients in other income will increase as we increase our cash and cash equivalents and increase our funds held from clients as we introduce new applications, expand our client base and renew and expand relationships with existing clients.

Results of Operations

Years ended December 31, 2014, 2013 and 2012

The following tables set forth selected consolidated statement of income data and such data as a percentage of total revenues for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated statement of income data:
Revenues:
Recurring	$148,207	$105,560	$75,420
Implementation and other	2,722	2,041	1,390

Total revenues	150,929	107,601	76,810
Expenses:
Cost of revenues:
Operating expenses	24,694	19,070	14,895
Depreciation	2,624	1,821	1,431

Total cost of revenues	27,318	20,891	16,326
Administrative expenses:
Sales and marketing	63,547	42,681	29,255
Research and development	4,325	2,146	1,632
General and administrative	35,501	28,729	19,372
Depreciation and amortization	4,538	3,682	4,092

Total administrative expenses	107,911	77,238	54,351

Operating income	15,700	9,472	6,133
Interest expense	(3,421)	(9,272)	(6,977)
Net loss on early repayment of debt	(4,044)	—	—
Other income, net	1,421	1,199	354

Income (loss) before income taxes	9,656	1,399	(490)
Provision (benefit) for income taxes	3,993	792	(84)

Net income (loss)	$5,663	$607	$(406)

Consolidated Statement of Income Data as a Percentage of Revenues

	Year Ended December 31,
	2014	2013	2012
Consolidated statement of income data:
Revenues:
Recurring	98.2%	98.1%	98.2%
Implementation and other	1.8	1.9	1.8

Total revenues	100.0	100.0	100.0
Expenses:
Cost of revenues:
Operating expenses	16.4	17.7	19.4
Depreciation	1.7	1.7	1.9

Total cost of revenues	18.1	19.4	21.3
Administrative expenses:
Sales and marketing	42.1	39.7	38.1
Research and development	2.9	2.0	2.1
General and administrative	23.5	26.7	25.2
Depreciation and amortization	3.0	3.4	5.3

Total administrative expenses	71.5	71.8	70.7

Operating income	10.4	8.8	8.0
Interest expense	(2.3)	(8.6)	(9.1)
Net loss on early repayment of debt	(2.7)	—	—
Other income, net	1.0	1.1	0.5

Income (loss) before income taxes	6.4	1.3	(0.6)
Provision (benefit) for income taxes	2.6	0.7	(0.1)

Net income (loss)	3.8%	0.6%	(0.5)%

Year ended December 31, 2014 compared to the year ended December 31, 2013 and the year ended December 31, 2013 compared to the year ended December 31, 2012

Revenues

	Year Ended December 31,			% Change
	2014	2013	2012	2014 v 2013	2013 v 2012
	(in thousands)
Recurring	$148,207	$105,560	$75,420	40%	40%
Implementation and other	2,722	2,041	1,390	33	47

Total revenues	$150,929	$107,601	$76,810	40%	40%

Total revenues were $150.9 million for the year ended December 31, 2014, compared to $107.6 million for the year ended December 31, 2013, an increase of $43.3 million, or 40%. The increase in revenues was due to a combination of factors, including (i) the addition of clients in mature sales offices (those offices that have been open for at least 24 months), (ii) the addition of new clients in more recently opened sales offices, (iii) the introduction and sale of additional applications to our existing clients and (iv) the growth in the number of employees of our clients.

Total revenues were $107.6 million for the year ended December 31, 2013, compared to $76.8 million for the year ended December 31, 2012, an increase of $30.8 million, or 40%. The increase in revenues was due to a combination of factors, including (i) the addition of clients in mature sales offices (those offices that have been open for at least 24 months), (ii) the addition of new clients in more recently opened sales offices, (iii) the introduction and sale of additional applications to our existing clients and (iv) the growth in the number of employees of our clients.

Expenses

Cost of Revenues

	Year Ended December 31,			% Change
	2014	2013	2012	2014 v 2013	2013 v 2012
	(in thousands)
Operating expenses	$24,694	$19,070	$14,895	29%	28%
Depreciation	2,624	1,821	1,431	44	27

Total cost of revenues	$27,318	$20,891	$16,326	31%	28%

Cost of revenues was $27.3 million for the year ended December 31, 2014, compared to $20.9 million for the year ended December 31, 2013, an increase of $6.4 million, or 31%. The increase of $6.4 million was due primarily to increases of $3.8 million in employee costs related to additional operating personnel, $1.0 million in shipping and paper costs related to increased client count, $0.1 million in increased bank fees related to increased sales of applications, and $0.1 million of time clock costs, related to increased sales of time clocks. Depreciation expense increased $0.8 million, primarily due to additional assets purchased.

Cost of revenues was $20.9 million for the year ended December 31, 2013, compared to $16.3 million for the year ended December 31, 2012, an increase of $4.6 million, or 28%. The increase of $4.6 million was due primarily to increases of $2.1 million in employee costs related to additional operating personnel, $0.6 million in bank fees related to increased sales, $0.5 million in shipping and paper costs, $0.5 million in technology expenses and time clock costs of $0.2 million, related to increased sales of time clocks. Depreciation expense increased $0.4 million, primarily due to additional assets purchased.

Administrative Expenses

	Year Ended December 31,			% Change
	2014	2013	2012	2014 v 2013	2013 v 2012
	(in thousands)
Sales and marketing	$63,547	$42,681	$29,255	49%	46%
Research and development	4,325	2,146	1,632	102	32
General and administrative	35,501	28,729	19,372	24	48
Depreciation and amortization	4,538	3,682	4,092	23	(10)

Total administrative expenses	$107,911	$77,238	$54,351	40%	42%

Total administrative expenses were $107.9 million for the year ended December 31, 2014, compared to $77.2 million for the year ended December 31, 2013, an increase of $30.7 million, or 40%. Sales and marketing expenses increased $20.9 million primarily due to a $9.4 million increase in employee-related expenses, resulting from a 31% increase in the number of personnel, a $6.7 million increase in commission and bonuses, resulting from increased sales, a $1.7 million increase in rent and building expenses due to the opening of five new offices and the increase in the number of personnel at existing offices, a $0.8 million increase in sales travel expense due to the increase in personnel and an increase in marketing expense of $0.8 million primarily due to increased radio and print advertising. Research and development expenses increased by $2.2 million primarily due to an increase of 60% in the number of development personnel, along with bonus expense. General and administrative expenses increased by $6.8 million primarily due to a $4.5 million increase in employee-related expenses, resulting from a 16% increase in the number of personnel and $2.0 million of expenses related to the initial public offering. Depreciation and amortization increased by $0.9 million due primarily to the completion of our second building at our corporate headquarters in Oklahoma City in June 2014 and purchases of additional assets.

Total administrative expenses were $77.2 million for the year ended December 31, 2013, compared to $54.4 million for the year ended December 31, 2012, an increase of $22.8 million, or 42%. Sales and marketing expenses increased primarily due to a $5.5 million increase in employee-related expenses, resulting from a 28.6% increase in the number of personnel, a $4.6 million increase in commission and bonuses, resulting from increased sales and an increase in marketing expense of $1.1 million primarily due to increased radio and print advertising. Research and development expenses increased primarily due to an increase of 55.0% in the number of development personnel, along with bonus expense. General and administrative expenses increased primarily due to a $4.1 million increase in employee-related expenses, resulting from a 52.5% increase in the number of personnel, along with $2.7 million of expenses related to our initial public offering.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of the capitalized expenditures may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,			% Change
	2014	2013	2012	2014 v 2013	2013 v 2012
	(in thousands)
Capitalized portion of research and development	$2,204	$1,238	$613	78%	102%
Expensed portion of research and development	4,325	2,146	1,632	102	32

Total research and development	$6,529	$3,384	$2,245	93%	51%

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly condensed consolidated statements of income data for each of the 12 quarters for the three years ended December 31, 2014. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period (dollars in thousands).

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
Consolidated statement of income data:
Revenues
Recurring	$43,177	$35,910	$32,666	$36,454	$29,752	$25,210	$23,394	$27,204	$20,836	$18,245	$16,817	$19,522
Implementation and other	863	688	640	531	528	620	520	373	471	323	275	321

Total revenues	44,040	36,598	33,306	36,985	30,280	25,830	23,914	27,577	21,307	18,568	17,092	19,843

Cost of revenues
Operating expenses	6,847	5,798	5,757	6,292	5,437	4,846	4,353	4,434	3,966	3,746	3,366	3,817
Depreciation	748	638	608	630	501	494	415	411	390	367	342	332

Total cost of revenues	7,595	6,436	6,365	6,922	5,938	5,340	4,768	4,845	4,356	4,113	3,708	4,149

Administrative expenses
Sales and marketing	19,310	14,856	13,700	15,681	13,768	10,339	8,716	9,858	8,479	6,860	6,650	7,266
Research and development	1,447	1,059	937	882	829	538	324	455	349	361	542	380
General and administrative	9,685	8,410	8,138	9,268	9,878	6,815	6,040	5,996	5,456	4,778	4,803	4,335
Depreciation and amortization	1,216	1,159	1,072	1,091	966	959	873	884	841	837	1,212	1,202

Total administrative expenses	31,658	25,484	23,847	26,922	25,441	18,651	15,953	17,193	15,125	12,836	13,207	13,183

Total operating expenses	39,253	31,920	30,212	33,844	31,379	23,991	20,721	22,038	19,481	16,949	16,915	17,332

Operating income (loss)	4,787	4,678	3,094	3,141	(1,099)	1,839	3,193	5,539	1,826	1,619	177	2,511
Interest expense	(342)	(338)	(674)	(2,067)	(2,343)	(2,329)	(2,326)	(2,274)	(2,327)	(2,309)	(2,205)	(136)
Net loss on early repayment of debt	—	—	(4,044)	—	—	—	—	—	—	—	—	—
Other income (expense), net	26	39	587	769	1,059	(133)	(338)	611	19	257	65	13

Income (loss) before income taxes	4,471	4,379	(1,037)	1,843	(2,383)	(623)	529	3,876	(482)	(433)	(1,963)	2,388
Provision (benefit) for income taxes	1,965	1,689	(444)	783	(419)	(199)	169	1,241	(80)	(151)	(676)	823

Net income (loss)	$2,506	$2,690	$(593)	$1,060	$(1,964)	$(424)	$360	$2,635	$(402)	$(282)	$(1,287)	$1,565

Quarterly Revenues Trends

Excluding changes in quarterly revenues due to seasonal factors, our quarterly revenues generally increased sequentially for the periods presented due to a combination of factors, including the addition of clients in mature sales offices (those offices that have been open for at least 24 months), the addition of new clients in more recently opened sales offices, the introduction and sale of additional applications to our existing clients and the growth in the number of employees of our clients. In addition, the annual processing of payroll forms were subject to a one-time price increase in conjunction with increased access and review functionality associated with these forms in 2012, which resulted in an increase of less than 1% of recurring revenues for the years ended December 31, 2014, 2013 and 2012.

There are also seasonal factors that affect our revenues. Recurring revenues include revenues relating to the annual processing of payroll forms such as Form W-2 and Form 1099, or payroll form revenues. Because these forms are typically processed in the first quarter of the year, first quarter revenue and margins are generally higher than subsequent quarters.

Quarterly Expenses Trends

Selling, general and administrative expenses are generally higher in the fourth and first quarters as sales representatives achieve sales goals throughout the year, resulting in higher commission rates. These sales goals reset annually on February 1.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents which totaled $25.1 million and $13.4 million as of December 31, 2014 and 2013, respectively. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of debt and equity securities and borrowings under our consolidated loans. Since inception, we have raised $125.1 million of equity capital, $64.3 million of which was the net proceeds raised in our initial public offering that closed in April 2014. We have also incurred indebtedness to finance the expansion of our corporate headquarters, which was completed in June 2014, as well as other previously constructed facilities, and incurred related party debt as part of a corporate reorganization that occurred in April 2012 (the “April 2012 Corporate Reorganization”), and the 2014 Reorganization. We may be required to incur additional indebtedness within the next twelve months to finance the further expansion of our corporate headquarters. As of December 31, 2014, our only outstanding indebtedness consisted of the 2021 Consolidated Loan, which is discussed in more detail below.

2021 Consolidated Loan. As of December 31, 2014, we had a term note under the 2021 Consolidated Loan with an outstanding principal amount of $27.0 million due to Kirkpatrick Bank that matures on May 30, 2021. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) greater than 1.5 to 1.0. As of December 31, 2014, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

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

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by profitability, implementation revenue received but deferred, and our investment in sales and marketing to drive growth. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenue and related cash flows or to raise additional capital could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

As part of our payroll and payroll tax filing services, we collect funds for federal, state and local employment taxes from our clients which we remit to the appropriate tax agencies. We invest these funds in short-term certificates of deposit and money market funds from which we earn interest income during the period between their receipt and disbursement.

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

Year ended December 31, 2014 compared to the year ended December 31, 2013 and the year ended December 31, 2013 compared to the year ended December 31, 2012

The following table summarizes the consolidated statement of cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			% Change
	2014	2013	2012	2014 v 2013	2013 v 2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,337	$16,984	$10,974	32%	55%
Investing activities	(219,050)	(148,432)	(76,983)	(48)	(93)
Financing activities	208,495	131,375	72,192	59	82

Change in cash and cash equivalents	$11,782	$(73)	$6,183	16,240%	(101)%

Operating Activities

For the year ended December 31, 2014, net cash provided by operating activities was $22.3 million. The net cash provided by operating activities resulted primarily from net income of $5.7 million, an adjustment for depreciation and amortization of $7.2 million, an increase in deferred revenue of $6.8 million related to increased implementation fees, and the write off of the debt discount costs of $4.1 million.

For the year ended December 31, 2013, net cash provided by operating activities was $17.0 million. The net cash provided by operating activities resulted primarily from net income of $0.6 million, an adjustment for depreciation and amortization of $5.5 million, an increase in deferred revenue of $4.2 million related to increased implementation fees, an increase in accounts payable of $2.7 million and an increase in accrued expenses and other liabilities of $2.4 million.

Investing Activities

For the year ended December 31, 2014, net cash used in investing activities was $219.1 million. The net cash used in investing activities resulted primarily from an increase in funds held for clients of $204.8 million related to collection of client taxes and capital expenditures related to investments in real property, software and development and facilities and equipment of $14.3 million.

For the year ended December 31, 2013, net cash used in investing activities was $148.4 million. The net cash used in investing activities resulted primarily from an increase in funds held for clients of $131.5 million related to collection of client taxes and capital expenditures related to investments in real property, software and development and facilities and equipment of $17.2 million.

Financing Activities

For the year ended December 31, 2014, cash flows provided by financing activities was $208.5 million. The cash flows provided by financing activities resulted primarily from an increase in client funds obligations of $204.8 million related to the collection of client taxes, gross proceeds from our initial public offering of $62.8 million and proceeds from the issuance of debt of $6.5 million, which were partially offset by payments on long-term debt of $65.7 million.

For the year ended December 31, 2013, cash flows provided by financing activities was $131.4 million. The cash flows provided by financing activities resulted primarily from an increase in client funds obligations of $131.5 million related to the collection of client taxes and advances received from long-term debt of $7.0 million, which were partially offset by distributions paid to members of $5.4 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. We disclose our long-term debt to a related party in Note 5 and our commitments and contingencies in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2014, the future non-cancelable minimum payments under these commitments were as follows (dollars in thousands):

		Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$26,978	$855	$1,835	$2,024	$22,264
Interest on the 2021 Consolidated Loan	7,510	1,279	2,434	2,245	1,552
Operating lease obligations:
Facilities space	17,445	4,226	8,069	4,870	280

Total	$51,993	$6,360	$12,338	$9,139	$24,096

(1)	The amount represents principal of the 2021 Consolidated Loan due at maturity.

We may continue to lease additional office space to support our growth. In addition, many of our existing lease agreements provide us with the option to renew. Our future operating lease obligations include payments due during any renewal period provided for in the lease where the lease imposes a penalty for failure to renew.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we continually evaluate our estimates and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are described below. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Our total revenues are comprised of recurring revenues, and implementation and other revenues. We recognize revenue in accordance with accounting standards for software and service companies when all of the following criteria have been met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications. These services are rendered during each client’s payroll period with the agreed-upon fee being charged and collected as part of the client’s payroll. Revenues are recognized at time of billing of each client’s payroll period. Collectability is reasonably assured as the fees are collected through ACH as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk. Our implementation and other revenues represent non- refundable conversion fees which are charged to new clients to offset the expense of new client set-up and revenues from sale of time clocks as part of our employee time and attendance services. Because these conversion fees and sale of time clocks relate to our recurring revenues, we have evaluated such arrangements under the accounting guidance that governs multiple element arrangements.

For arrangements with multiple elements, we evaluate whether each element represents a separate unit of accounting. In order to treat deliverables in a multiple element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting.

For the years ended December 31, 2014, 2013 and 2012, we determined that there was no standalone value associated with the upfront conversion fees as they did not have value to our clients on a standalone basis nor were they offered as an individual service; therefore, the conversion fees were deferred and are recognized ratably over the estimated life of our clients, based on our historical client attrition rate, which we estimate to be ten years. Revenues from the sale of time clocks are recognized when they are delivered.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2014. For the years ended December 31, 2014, 2013 and 2012, there were no indicators of impairment. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2014, 2013 and 2012.

Restricted Stock and Incentive Units

Given the absence of a public trading market for our common stock and incentive units prior to our initial public offering, and in accordance with the American Institute of Certified Public Accountants (the “AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Guide”), our board of directors exercised reasonable judgment and considered numerous factors to determine the best estimate of the fair value of our restricted stock and incentive units, including:

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

Our simulation model requires various subjective assumptions as inputs, including expected life, volatility, risk-free interest rates, and the expected dividend yield. The assumptions used in the simulation model represent our best estimates, which involve inherent uncertainties and the application of our judgment as follows:

•	Risk-free interest rate — We base the risk-free interest rate used in the Monte Carlo simulation model on the implied yield available on 5 year U.S. Treasury securities with a remaining term equivalent to that of the restricted stock or incentive units as of the valuation date.

•	Volatility — We determine the volatility factor based on the historical volatilities of comparable guideline companies. To determine the comparable guideline companies, we consider cloud-based application providers and select those that are similar to us in nature of services provided. We intend to continue to consistently apply this process using the same or similar public companies until information regarding the volatility of our own pricing changes, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Expected term —The expected term represents the period that our restricted stock or incentive units are expected to be outstanding. We determined the expected term assumption based on the vesting terms and contractual terms of the restricted stock.

•	Expected dividend yield—We have not paid and do not expect to pay dividends in the future and therefore an expected dividend yield of 0% was applied. Our directors will determine if and when dividends will be declared and paid in the future based on our financial position at the relevant time.

The following table presents a summary of the grant-date fair values of restricted stock granted based on the Monte Carlo simulation model and the related assumptions for the year ended December 31, 2014. We did not issue any shares of restricted stock during the years ended December 31, 2013 and 2012.

Year Ended December 31, 2014
Grant-date fair value
2014 Restricted Stock	$5.76 - $36.03
Risk-free interest rate	1.02%
Volatility factor	30.0%
Expected life (in years)	3.5

The following table presents a summary of the grant-date fair values of incentive units granted based on the Monte Carlo simulation model and the related assumptions for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Grant-date fair value
2009 Incentive Units	—	$71.78
2012 Management Incentive Units	$4.67 - $37.39	$8.03 - $14.29
2012 CEO Incentive Units	—	$6.78 - $9.35
Risk-free interest rate	0.71% - 1.41%	0.72%
Volatility factor	50.0%	60.0%
Expected life (in years)	5.0	5.0

In addition to assumptions used in the simulation model, we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our forfeiture estimate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors.

We granted the following Management Incentive Units (the “Management Incentive Units”), between October 1, 2012 and the date of the 2014 Reorganization (in thousands, except per unit amounts):

	Number of incentive units granted	Fair value per unit (1)(2)
Grant Date
November 19, 2012	200	$11.16
January 7, 2013	610	$7.92
January 17, 2013	3,000	$8.08
March 28, 2013	700	$14.04
April 17, 2013	3,000	$14.13
October 14, 2013	18,493	$16.46
December 3, 2013	150	$17.08

(1)	Because our Management Incentive Units did not have an exercise price, the intrinsic value of the unit equaled the fair value.
(2)	Represents the weighted average fair value per unit, incorporating both time-based and market-based vesting conditions.

There were no other equity instruments granted during the period from October 1, 2012 to the date of the 2014 Reorganization. During 2012, Management Incentive Units were issued with a strike price that was based on a $400.0 million company enterprise value. During 2013, Management Incentive Units were issued with a strike price that was based on a $400.0 million and $550.0 million company enterprise value. We also issued incentive units to our chief executive officer (the “CEO Incentive Units”), with a strike price that was based on a $550.0 million company enterprise value during 2012. These strike prices are a vesting condition, by which the underlying incentive units did not vest unless the value of our company met or exceeded the specified level. Our incentive units did not have an exercise price.

We believe that there is no single event that caused the change in the fair value of our incentive units between the grant dates, but rather a combination of factors described below for the significant difference noted in between certain grants as follow:

•	Increase in value between the value at the grant date and the value at the initial public offering as a result of improved operating results; and

•	Increase in the probability assumption of an initial public offering scenario as we approached the estimated initial public offering date.

In connection with the 2014 Reorganization, the incentive units we issued as part of the 2009 Incentive Units Plan (the “2009 Incentive Units”), were converted into shares of restricted stock. Upon the sale of common stock in the initial public offering, approximately 217,378 shares of restricted common stock that were granted to replace the 2009 Incentive Units automatically vested.

In connection with the 2014 Reorganization, incentive units in Holdings were converted into shares of common stock and/or restricted stock. Vested incentive units were converted to shares of common stock and restricted stock at various conversion ratios that ranged from approximately 1:0.2 to 1:24. Unvested incentive units were converted to shares of restricted stock at various conversion ratios that ranged from 1:24 to 1:47. The conversion to shares of common stock or restricted stock was determined based on the underlying conditions of the pre-conversion incentive units and reflected any pre-existing vesting conditions. This conversion resulted in the issuance of 1,148,520 and 8,121,101 shares of common stock and restricted stock, respectively, on January 1, 2014. The shares of restricted stock are subject to either time-based or performance-based vesting conditions. The FASB Accounting Standards Codification (“ASC”), Section 718-20-53-3 indicates that if the terms and conditions of an existing equity incentive compensation plan are to be modified, then an entity should record additional compensation cost for any incremental value associated with the modification. The incremental compensation cost is measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified. Based on the terms of restricted stock, we concluded that there was a modification of the existing equity incentive units. Based upon a valuation by an independent third party, management determined there was no additional compensation cost created in the conversion, as the value of the incentive units given up was less than the value of the restricted stock received. As such, there was no additional compensation recorded.

Shares of restricted stock that were issued in connection with the 2014 Reorganization that were subject to time-based vesting conditions retained substantially the same time-based vesting conditions as the respective tranche of incentive units from which they were converted. For additional information concerning these vesting conditions, see “Executive Compensation—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units and Restricted Stock Awards.” The following table shows the vesting periods for the outstanding shares of restricted stock subject to time-based vesting conditions that were issued in connection with the 2014 Reorganization:

Year Ending December 31,	Number of Shares of Restricted Stock to Vest
2015	575,288
2016	575,426
2017	575,288
2018	100,759

Total	1,826,761

Shares of restricted stock that were issued in connection with the 2014 Reorganization that were subject to performance-based vesting conditions vested 50% upon the Company reaching a total enterprise value of $1.4 billion on December 1, 2014. The remaining 50% will vest upon the Company reaching a total enterprise value of $1.8 billion, provided that the person is employed by us on that date. For additional information concerning these vesting conditions, see “Executive Compensation—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units and Restricted Stock Awards.” If the Company’s stock price remains at or near its current price, the Company believes that the shares of restricted stock that are subject to the performance-based vesting condition of a total enterprise value of $1.8 billion will vest during the first quarter of 2015.

The following table shows the outstanding shares of restricted stock subject to the applicable performance-based vesting conditions that were issued in connection with the 2014 Reorganization:

Total Enterprise Value	Number of Shares of Restricted Stock to Vest
$1,800,000,000	2,713,261

Derivative Instruments

In April 2012, we entered into the 2022 Note with WCAS Capital IV, a related party. The note contained certain prepayment features related to mandatory redemption upon a liquidation event. As of December 31, 2012, we had identified the prepayment feature of the note as a derivative instrument which is required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. Refer to Note 7 of our audited consolidated financial statements as of and for the years ended December 31, 2013 and 2012 for further discussion. The following are the significant inputs used to value the derivative instrument as of December 31, 2013 and 2012:

	2013	2012
Probability of exit	90%	90%
Remaining term	0.8 year - 8.3 years	3.3 years - 9.3 years
Yield Volatility	21.4% - 31.1%	20.4% - 28.5%
Credit Spread	8.90%	11.94%
Risk-free rate	0.13% - 2.45%	0.36% - 1.78%

There were no derivative instruments outstanding as of December 31, 2014.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The amendment is effective for fiscal years and interim periods beginning on after December 15, 2012. We adopted this new guidance as of the year ended December 31, 2013. This guidance has not had a material impact on our consolidated financial statements.

In February 2013, the FASB issued authoritative guidance, which added new disclosure requirements to measure obligations resulting from joint and several liability arrangement for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and disclose the arrangements and the total outstanding amount of obligation for all joint parties. These disclosures are in addition to existing related party disclosure requirements. We adopted this new guidance as of the year ended December 31, 2013. This guidance has not had a material impact on our consolidated financial statements.

In July 2013, the FASB issued authoritative guidance which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this new guidance for the year ended December 31, 2013, which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance which included a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In June 2014, the FASB issued authoritative guidance for share-based payments which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for us on January 1, 2016. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and non-GAAP net income, as supplemental measures to review and assess our performance and planning purposes. We define: (i) EBITDA as net income (loss), plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income (loss), plus interest expense, taxes, depreciation and amortization, stock-based compensation expense, net loss on early extinguishment of debt and certain transaction expenses that are not core to our operations and (iii) non-GAAP net income as unaudited pro forma net income (loss) plus tax adjusted stock-based compensation expense, tax adjusted net loss on early extinguishment of debt and certain tax adjusted transaction expenses that are not core to our operations. EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

EBITDA, Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income (loss) or pro forma net income (loss), as applicable, which we consider to be the most directly comparable U.S. GAAP measures. EBITDA, Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA, Adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income, unaudited pro forma net income (loss) or other consolidated statements of income data prepared in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and non-GAAP net income may not be comparable to similar titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income (loss) to EBITDA and Adjusted EBITDA and unaudited pro forma net income (loss) to non-GAAP net income (loss) (in thousands except per share amounts):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated statement of income data:
Net income (loss)	$5,663	$607	$(406)
Interest expense	3,421	9,272	6,977
Tax expense (benefit)	3,993	792	(84)
Depreciation and amortization expense	7,162	5,503	5,523

EBITDA	20,239	16,174	12,010
Stock-based compensation expense	712	934	503
Transaction expenses	2,004	2,747	316
Net loss on early extinguishment of debt	4,044	—	—

Adjusted EBITDA	$26,999	$19,855	$12,829

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated statement of income data:
Unaudited pro forma net income (loss)	$5,663	$738	$(389)
Tax adjusted stock-based compensation expense	418	495	402
Tax adjusted transaction expenses	1,175	1,456	253
Tax adjusted net loss on early extinguishment of debt	2,372	—	—

Non-GAAP net income	$9,628	$2,689	$266
Non-GAAP net income per share, basic	$0.19	$0.06	$0.01
Non-GAAP net income per share, diluted	$0.19	$0.06	$0.01
Unaudited pro forma weighted average shares outstanding:
Basic	49,784,154	45,476,895	44,771,559
Diluted	51,857,309	48,062,075	44,771,559

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $25.1 million as of December 31, 2014. We consider all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents. These amounts are invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition with respect to our cash equivalents.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paycom Software, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 26, 2015

Paycom Software, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$25,144	$13,362
Restricted cash	371	369
Accounts receivable	2,794	1,705
Prepaid expenses and initial public offering costs	1,952	2,133
Inventory	195	578
Income tax receivable	935	150
Deferred tax assets	1,445	3,672

Current assets before funds held for clients	32,836	21,969
Funds held for clients	660,557	455,779

Total current assets	693,393	477,748
Property, plant and equipment, net of accumulated depreciation of $17.1 million and $11.5 million, respectively	47,919	38,671
Deposits and other assets	645	461
Goodwill	51,889	51,889
Intangible assets, net of accumulated amortization of $12.1 million and $10.5 million, respectively	5,096	6,709

Total assets	$798,942	$575,478

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,042	$5,020
Accrued commissions and bonuses	5,080	3,598
Accrued payroll and vacation	1,582	3,087
Deferred revenue	2,535	1,582
Current portion of long-term debt	855	9,545
Accrued expenses and other current liabilities	5,121	4,372

Current liabilities before client funds obligation	18,215	27,204
Client funds obligation	660,557	455,779

Total current liabilities	678,772	482,983

Deferred tax liabilities	3,107	2,895
Long-term deferred revenue	16,802	10,990
Long-term debt, less current portion	26,123	11,545
Long-term debt to related parties	—	60,875
Derivative liability	—	1,107

Total long-term liabilities	46,032	87,412

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 53,832,782 and 45,708,573 shares issued and outstanding at December 31, 2014 and 2013, respectively)	538	457
Additional paid in capital	67,937	33,978
Retained earnings (accumulated deficit)	5,663	(29,349)

Total parent’s stockholders’ equity	74,138	5,086

Noncontrolling interest	—	(3)

Total stockholders’ equity	74,138	5,083

Total liabilities and stockholders’ equity	$798,942	$575,478

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Recurring	$148,207	$105,560	$75,420
Implementation and other	2,722	2,041	1,390

Total revenues	150,929	107,601	76,810

Cost of revenues
Operating expenses	24,694	19,070	14,895
Depreciation	2,624	1,821	1,431

Total cost of revenues	27,318	20,891	16,326

Administrative expenses
Sales and marketing	63,547	42,681	29,255
Research and development	4,325	2,146	1,632
General and administrative	35,501	28,729	19,372
Depreciation and amortization	4,538	3,682	4,092

Total administrative expenses	107,911	77,238	54,351

Total operating expenses	135,229	98,129	70,677

Operating income	15,700	9,472	6,133
Interest expense	(3,421)	(9,272)	(6,977)
Loss on early repayment of debt	(4,044)	—	—
Other income, net	1,421	1,199	354

Income (loss) before income taxes	9,656	1,399	(490)
Provision (benefit) for income taxes	3,993	792	(84)

Net income (loss)	5,663	607	(406)
Net income (loss) attributable to the noncontrolling interest	—	6	(3)

Net income (loss) attributable to the Company	$5,663	$601	$(403)

Unaudited pro forma additional income tax benefit	—	(137)	(14)

Unaudited pro forma net income (loss)	$5,663	$738	$(389)

Net income (loss) per share, basic	$0.11	$0.01	$(0.01)
Net income (loss) per share, diluted	$0.11	$0.01	$(0.01)

Unaudited pro forma net income (loss) per share, basic	$0.11	$0.02	$(0.01)
Unaudited pro forma net income (loss) per share, diluted	$0.11	$0.02	$(0.01)

Weighted average shares outstanding:
Basic	49,784,154	45,476,895	44,771,559

Diluted	51,857,309	48,062,075	44,771,559

Unaudited pro forma weighted average shares outstanding:
Basic	49,784,154	45,476,895	44,771,559

Diluted	51,857,309	48,062,075	44,771,559

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2011	44,245,381	$442	$80,796	$(8,877)	$—	$72,361
Issuance of common stock	314,667	3	2,406	—	—	2,409
Distributions to stockholders as return of capital	—	—	(18,807)	—	—	(18,807)
Stock-based compensation	—	—	567	—	—	567
Distributions to stockholders	—	—	4,808	(4,966)	—	(158)
Reclassification of Series C Preferred Units to debt	—	—	(46,193)	—	—	(46,193)
Net loss	—	—	—	(406)	3	(403)

Balances at December 31, 2012	44,560,048	$445	$23,577	$(14,249)	$3	$9,776

Common stock redeemed	—	$—	$(1,061)	$—	$—	$(1,061)
Stock-based compensation	—	—	1,164	—	—	1,164
Issuance of common stock	1,148,525	12	—	—	—	12
Distributions to stockholders	—	—	10,298	(15,707)	—	(5,409)
Net income	—	—	—	607	(6)	601

Balances at December 31, 2013	45,708,573	$457	$33,978	$(29,349)	$(3)	$5,083

Acquisition of CP IV Blocker under the 2014 Reorganization	—	—	—	—	3	3
Reclass of accumulated deficit to additional paid in capital under the 2014 Reorganization	—	—	(29,349)	29,349	—	—
Incentive units converted to common and restricted stock	3,517,327	35	(35)	—	—	—
Initial public offering, net	4,606,882	46	62,810	—	—	62,856
Stock-based compensation	—	—	716	—	—	716
Capital impact of reorganization	—	—	(183)	—	—	(183)
Net income	—	—	—	5,663	—	5,663

Balances at December 31, 2014	53,832,782	$538	$67,937	$5,663	$—	$74,138

See accompanying notes to the consolidated financial statements

Paycom Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$5,663	$607	$(406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,162	5,486	5,522
Gain on sale of property, plant and equipment	—	(248)	—
Amortization of debt discount and debt issuance costs	133	258	162
Write off of debt discount, net	4,051	—	—
Stock-based compensation, net expense	712	934	503
Net change of derivative liability	(1,107)	(660)	(333)
Changes in operating assets and liabilities:
Accounts receivable	(1,089)	(1,083)	(133)
Prepaid expenses	(465)	(800)	(395)
Inventory	267	136	8
Income tax receivable	(122)	(150)	—
Deposits and other assets	(232)	(44)	(75)
Deferred tax assets	2,227	512	(323)
Deferred tax liabilities	32	5	159
Accounts payable	(2,386)	2,667	1,157
Accrued commissions and bonuses	1,482	1,645	1,461
Accrued payroll and vacation	(1,505)	1,162	351
Deferred revenue	6,765	4,163	2,778
Accrued expenses and other liabilities	749	2,394	538

Net cash provided by operating activities	22,337	16,984	10,974

Investing activities
Increase in funds held for clients	(204,778)	(131,513)	(71,001)
Increase in restricted cash	(2)	(1)	(117)
Purchases of property, plant and equipment	(14,270)	(17,176)	(5,971)
Proceeds from sale of property, plant and equipment	—	258	106

Net cash used in investing activities	(219,050)	(148,432)	(76,983)

Financing activities
Proceeds from issuance of long-term debt	6,538	6,979	1,750
Proceeds from issuance of long-term debt to related party	—	—	16,398
Principal payments on long-term debt	(65,650)	—	(401)
Increase in client funds obligation	204,778	131,513	71,001
Proceeds from initial public offering, net of offering costs	62,840	—	—
Proceeds from issuance of common shares	—	—	2,409
Distributions paid to stockholders as return of capital	—	—	(18,807)
Incentive units redeemed	—	(1,061)	—
Payments of deferred offering costs	—	(647)	—
Distributions paid to stockholders	—	(5,409)	(158)
Payment of debt issuance costs	(11)	—	—

Net cash provided by financing activities	208,495	131,375	72,192

Change in cash and cash equivalents	11,782	(73)	6,183
Cash and cash equivalents
Beginning of year	13,362	13,435	7,252

End of year	$25,144	$13,362	$13,435

Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$3,482	$9,298	$6,834
Cash paid for income taxes	2,013	378	74

Noncash activity
Purchase of property, plant and equipment on account	$408	$368	$167
Issuance of common stock as return of capital	—	—	46,193

See accompanying notes to the consolidated financial statements.

Paycom Software Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Paycom Software, Inc. (“Software”) is a leading provider of a comprehensive, cloud-based human capital management (“HCM”) software solution delivered as Software-as-a-Service (“SaaS”). We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications.

The Reorganization

Software and its wholly-owned subsidiary, Payroll Software Merger Sub, LLC (“Merger Sub”) were formed as Delaware entities on October 31, 2013 and December 23, 2013, respectively, in anticipation of an initial public offering (“IPO”) and were wholly-owned subsidiaries of Paycom Payroll Holdings, LLC (“Holdings”) prior to December 31, 2013.

On January 1, 2014, we consummated a reorganization pursuant to which: (i) affiliates of Welsh, Carson, Anderson & Stowe, L.P. contributed WCAS Paycom Holdings, Inc. (“WCAS Holdings”) and WCAS CP IV Blocker, Inc. (“CP IV Blocker”), which collectively owned all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Prior to the reorganization, WCAS Holdings held Series C Preferred Units of Holdings in the amount of $46.2 million and WCAS Holdings had a note payable to a related party due April 3, 2017, in the amount of $46.2 million. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”). Following the reorganization, Software became a holding company with its principal assets being the Series B Preferred Units of Holdings and the outstanding capital stock of WCAS Holdings and CP IV Blocker (collectively, the “2014 Reorganization”).

Software’s acquisition of WCAS Holdings and Holdings in the 2014 Reorganization represented transactions under common control and were required to be retrospectively applied to the financial statements for all prior periods when the financial statements were issued for a period that included the date the transactions occurred. This includes a retrospective presentation for all equity related disclosures, including share, per share, and restricted stock disclosures, which have been revised to reflect the effects of the 2014 Reorganization. Therefore, our consolidated financial statements are presented as if WCAS Holdings and Holdings were Software’s wholly-owned subsidiaries in periods prior to the 2014 Reorganization. The acquisition of CP IV Blocker was not deemed to be a reorganization under common control and therefore our historical consolidated financial statements include the ownership of a minority equity interest in CP IV Blocker, which was eliminated upon the acquisition of CP IV Blocker in the 2014 Reorganization on January 1, 2014.

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer, prior to the 2014 Reorganization, to Holdings, Holdings’ consolidated subsidiaries and WCAS Holdings collectively. and, after the 2014 Reorganization, to Software and its consolidated subsidiaries.

Initial Public offering

On April 21, 2014, the Company completed its IPO whereby an aggregate of 7,641,750 shares of our common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by us and 3,034,868 shares of common stock sold by certain selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $62.8 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of 10% Senior Note due 2022 (the “2022 Note”) issued by us to the WCAS Capital IV and the 2017 Note.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the financial results of Software, Holdings, Paycom and their wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include income taxes, loss contingencies, the useful life for long-lived and intangible assets, the life of our client relationships, the fair market value of our equity incentive awards and the fair value of our financial instruments. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under circumstances. As such, actual results could materially differ from these estimates.

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is also the chief executive officer in deciding how to allocate resources and assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the consolidated level. Since we operate in one operating segment, all required financial segment information is presented in the consolidated financial statements.

Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds, which may not be federally insured. The fair value of our cash and cash equivalents approximates carrying value. As of December 31, 2014 and 2013, all amounts were held in deposit on demand. We have not experienced any losses in such accounts and do not believe there is exposure to any significant credit risk on such accounts.

Restricted Cash

Restricted cash in our consolidated balance sheets primarily consists of cash held in restricted accounts due to requirements under an existing office building lease and our corporate building loan agreements. As of both December 31, 2014 and 2013, we had restricted cash of $0.4 million.

Accounts Receivable

We generally collect revenue from our clients through an automatic deduction from the clients’ bank accounts at the time payroll processing occurs. Accounts receivable on our consolidated balance sheets consists primarily of revenue fees related to the last day of the period, which are collected on the following business day. As accounts receivable are collected via automatic deduction on the following business day, the Company has not recorded an allowance for doubtful accounts.

Deferred offering costs

Deferred offering costs represent legal, accounting and other direct costs related to our efforts to raise capital through an IPO. $2.1 million of costs related to IPO activities were deferred until the completion of our IPO on April 21, 2014, at which time these costs were offset against the IPO proceeds. As of December 31, 2013, we had capitalized $0.6 million associated with IPO activities and included such amount in prepaid expenses on the consolidated balance sheets.

Inventory

Our inventory consists of five types of time clocks sold to clients as part of our time and attendance services and are stated at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) cost method.

Time clocks are purchased as finished goods from a third party and as such we do not have any inventory classified as raw materials or work in process inventory. Rental clocks issued to clients under month-to-month operating leases are classified as property, plant, and equipment. During 2014, we transferred $0.1 million of rental clocks in inventory to property, plant and equipment. We retain inventory in certain lines primarily as replacements for those clients who use the various clocks and have determined that no write-downs for obsolete items was required based on inventory turnover and our historical experience during the years ended December 31, 2014, 2013 and 2012.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the assets as follows:

Office equipment and furniture & fixtures	5 years
Computer equipment and software	3 years
Buildings	30 years
Leasehold improvements	3 years
Rental clocks	5 years
Vehicles	3 years

Our leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease terms. Costs incurred during construction of long-lived assets are recorded as construction in progress and are not depreciated until the asset is placed in service.

We capitalize interest incurred related to construction in progress. For the years ended December 31, 2014, 2013 and 2012, we incurred interest costs of $3.7 million, $9.0 million and $6.8 million, respectively. For the years ended December 31, 2014, 2013 and 2012, interest expense of $0.4 million, $0.1 million and less than $0.1 million, respectively, was capitalized.

Internal Use Software

Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. Capitalized costs include external direct costs of materials and services associated with developing or obtaining internal use computer software and certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that are capitalized with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. We also expense internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

The total capitalized payroll costs related to internal use computer software projects was $2.2 million and $1.2 million as of December 31, 2014 and 2013, respectively, which have been included in property, plant and equipment. Amortization expense related to capitalized software costs of $0.9 million, $0.6 million and $0.4 million was charged to expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but is instead tested for impairment annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2014. For the years ended December 31, 2014, 2013 and 2012, there were no indicators of impairment. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with finite lives, for the years ended December 31, 2014, 2013 and 2012.

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing application, we collect funds for federal, state and local employment taxes from clients, handle applicable regulatory tax filings, correspondence and amendments, remit the funds to appropriate tax agencies, and handle other employer-related services. Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in money market funds and certificates of deposit. The interest earned from these investments is included in the consolidated statements of income as other income, net. These investments are shown in the consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation.

As of December 31, 2014 and 2013, the funds held for clients were invested in demand deposits, short-term certificates of deposit and money market funds.

Revenue Recognition

Our total revenue is comprised of recurring revenues and implementation and other revenues. We recognize revenue in accordance with accounting standards for software and service companies when all of the following criteria have been met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the client;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the client is fixed or determinable.

Recurring

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and human resources applications. Talent acquisition includes applicant tracking, candidate tracker, background checks, on-boarding, e-verify and tax credit services. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation and labor management reports/push reporting. Payroll includes payroll and tax management, Paycom pay, expense management and garnishment management. Talent management includes employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning. Human resources management includes document and task management, government and compliance, benefits administration, COBRA administration, personnel action forms, surveys and ACA dashboard.

The services related to recurring revenues are rendered during each client’s payroll period, with the agreed-upon fee being charged and collected as part of our processing of the client’s payroll. Recurring revenues are recognized at the conclusion of processing of each client’s payroll-period, when each respective payroll client is billed. Collectability is reasonably assured as the fees are collected through an Automated Clearing House (“ACH”) as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

Implementation and other

Implementation and other revenues represent non-refundable conversion fees which are charged to new clients to offset the expense of new client set-up and revenue from the sale of time clocks as part of our employee time and attendance services. Because these conversion fees and sale of time clocks relate to our recurring revenue, we have evaluated such arrangements under the accounting guidance that governs multiple element arrangements.

For arrangements with multiple elements, we evaluate whether each element represents a separate unit of accounting. In order to treat deliverables in a multiple element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have stand-alone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have stand-alone value upon delivery, the deliverables that do not have stand-alone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists, and if not it would be based on our best estimate of selling price.

For the years ended December 31, 2014, 2013 and 2012, we have determined that there is no stand-alone value associated with the upfront conversion fees as they do not have value to our clients on a stand-alone basis nor are they offered as an individual service; therefore, the conversion fees are deferred and recognized ratably over the estimated life of our clients, which we have estimated to be ten years.

For the years ended December 31, 2014, 2013, and 2012, we have determined that the revenues from the employee time and attendance services, and the revenues from the sale of time clocks as part of our time and attendance services, have VSOE of selling price as they are sold on a stand-alone basis. Revenue is therefore recognized for the respective deliverables as they are delivered.

Cost of Revenues

Our costs and expenses applicable to total revenues represent total operating expenses and systems support and technology costs, including labor and related expenses, bank fees, shipping fees and costs of paper stock, envelopes, etc. In addition, costs included to derive gross margins are comprised of support labor and related expenses, related hardware costs and applicable depreciation costs.

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2014, 2013 and 2012 were $4.2 million, $3.4 million and $2.3 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are shown on a net basis, and as such, excluded from revenue. For the years ended December 31, 2014, 2013 and 2012, sales taxes collected and remitted were $3.0 million, $2.2 million and $1.6 million, respectively.

Employee Stock-Based Compensation

Certain stock-based compensation awards to employees are recognized pro rata over the respective vesting period as compensation costs in the consolidated statements of income based on their fair values measured as of the date of grant, while a portion of the stock-based compensation cost of awards granted to employees that develop internal use software is capitalized.

Income Taxes

Our consolidated financial statements include a provision for income taxes incurred for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Prior to the 2014 Reorganization, we operated under Holdings as a limited liability company (“LLC”) that was taxed as a partnership. Business income passed through the business to the LLC members, who reported their share of profits or losses on their respective income tax returns. As a result of the 2014 Reorganization, we are treated as a Subchapter C Corporation and, therefore, subject to both federal and state income taxes. Holdings continues to be recognized as a wholly-owned partnership for income tax purposes. Accordingly, we recorded a one-time non-cash charge to equity of $0.2 million during the year ended December 31, 2014, for the amount of the deferred tax liability amount resulting from the exchange of common units, incentive units and Series B Preferred Units of Holdings for stock of Software as part of the 2014 Reorganization.

We incurred transaction costs related to the facilitation of our 2014 IPO, a portion of which were charged to equity. We recorded a one-time non-cash charge to equity of $0.7 million during the year ended December 31, 2014, for the amount of tax benefit resulting from these transaction costs.

We file income tax returns in the U.S. and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that would not meet this threshold. Our policy is to record interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. We are not aware of any ongoing or potential examinations as of December 31, 2014. However, the tax years 2010 through 2014 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The amendment is effective for fiscal years and interim periods beginning on after December 15, 2012. We adopted this new guidance as of the year ended December 31, 2013. This guidance has not had a material impact on our consolidated financial statements.

In February 2013, the FASB issued authoritative guidance, which added new disclosure requirements to measure obligations resulting from joint and several liability arrangement for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and disclose the arrangements and the total outstanding amount of obligation for all joint parties. These disclosures are in addition to existing related party disclosure requirements. We adopted this new guidance as of the year ended December 31, 2013. This guidance has not had a material impact on our consolidated financial statements.

In July 2013, the FASB issued authoritative guidance which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this new guidance for the year ended December 31, 2013, which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance which included a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In June 2014, the FASB issued authoritative guidance for share-based payments which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for us on January 1, 2016. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation were as follows (dollars in thousands):

	December 31,
	2014	2013
Property, plant and equipment
Furniture, fixtures and equipment	$4,361	$3,189
Computer equipment	7,638	4,832
Software and capitalized software costs	8,671	5,578
Rental clocks	6,596	4,865
Vehicles	421	421
Buildings	28,154	14,828
Leasehold improvements	174	135

	56,015	33,848
Less: accumulated depreciation	(17,089)	(11,540)

	38,926	22,308
Land	8,993	8,993
Construction in process	—	7,370

Property, plant and equipment, net	$47,919	$38,671

Rental clocks included in property, plant and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property, plant and equipment and depreciated over their estimated useful lives.

Depreciation expense for property, plant and equipment, net was $5.5 million, $3.9 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In October 2012, we began the construction of a second building/processing center at our headquarters. Completion of the building occurred in June 2014, and was financed with our funds, along with a construction note convertible to long-term notes payable, upon completion of the construction.

In November 2013 and December 2012, we purchased approximately 18.3 acres and 17.6 acres of land, respectively, from a related party for future expansion at our headquarters for total costs of $4.8 million and $2.3 million, respectively. For more information see Note 10—“Related Party Transactions.”

4.	GOODWILL AND INTANGIBLE ASSETS, NET

We had goodwill of $51.9 million as of December 31, 2014 and 2013. We performed the required impairment tests of goodwill as of June 30 for the years ended December 31, 2014, 2013 and 2012 including an assessment of whether or not indicators of impairment were present and determined there was no impairment for each of those years then ended.

All of the intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets are as follows (dollars in thousands):

	December 31, 2014
	Weighted Avg. Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Customer relationships	2.5	$13,997	$(10,498)	$3,499
Trade name	7.5	3,194	(1,597)	1,597

Total		$17,191	$(12,095)	$5,096

	December 31, 2013
	Weighted Avg. Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Customer relationships	3.5	$13,997	$(9,098)	$4,899
Trade name	8.5	3,194	(1,384)	1,810

Total		$17,191	$(10,482)	$6,709

The weighted average remaining useful life of the intangible assets was 4.1 years as of December 31, 2014. Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 totaled $1.6 million, $1.6 million and $2.4 million, respectively.

Estimated amortization expense for our existing intangible assets for the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amortization
2015	$1,613
2016	1,613
2017	913
2018	213
2019	213
Thereafter	531

$5,096

5.	LONG-TERM DEBT

Our long-term debt consisted of the following (dollars in thousands):

	December 31,	December 31,
	2014	2013
Consolidated note to bank (1)	—	$9,127
Term note to bank due December 15, 2018 (2)	—	11,963
Term not to bank due May 30, 2021 (3)	26,978	—
Note to related party due April 3, 2017 (4)	—	46,193
Note to related party due April 3, 2022 (5)	—	18,807
Less: Unamortized debt discounts	—	(4,125)

Total long-term debt (including current portion)	26,978	81,965
Less: Current portion	(855)	(9,545)

Total long-term debt, net	$26,123	$72,420

(1)

In March 2013, we entered into a construction loan agreement for the construction of a second building at our corporate headquarters with Kirkpatrick Bank, which allowed for a maximum principal amount of $12.3 million (the “2013 Construction Loan”). The 2013 Construction Loan was secured by a first mortgage covering the second headquarters building and a first lien security interest in certain personal property relating to the second headquarters building. Under the 2013 Construction Loan, interest accrued monthly at the Wall Street Journal U.S. Prime Rate plus 0.5%, adjusted monthly, subject to a minimum interest rate of

4% per annum. Interest on the 2013 Construction Loan was payable monthly on the first day of each month.

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

(2)	In December 2011, we consolidated pre-existing construction loans for the construction of a new corporate headquarters, processing center and gymnasium into a term note (the “2011 Consolidated Loan”). Under the 2011 Consolidated Loan, principal and interest were payable monthly based on a 20 year amortization rate of 5%. The 2011 Consolidated Loan was collateralized by a first mortgage covering our original corporate headquarters building and was secured by a first lien security interest in certain personal property relating to our original corporate headquarters building. In the second quarter of 2014, the 2011 Consolidated Loan was consolidated into the 2021 Consolidated Loan. See Note (3) below for the definition of, and more information about, the 2021 Consolidated Loan.
(3)	At December 31, 2014, our outstanding indebtedness consisted of a term note under a Loan Agreement (the “2021 Consolidated Loan”) with an outstanding principal balance of $27.0 million as of December 31, 2014. In June 2014, we consolidated outstanding amounts under the 2011 Consolidated Loan and 2013 Consolidated Loan into the 2021 Consolidated Loan under a modification agreement. The 2021 Consolidated Loan is due to Kirkpatrick Bank and matures on May 30, 2021. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

The 2021 Consolidated Loan includes certain financial covenants, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions), as defined in the applicable agreement, of greater than 1.5 to 1.0. We were in compliance with the financial covenant related to the debt coverage ratio as of December 31, 2014.

(4)	In April 2014, we paid off the balance of the 2017 Note that was issued by WCAS Holdings and was payable to Welsh, Carson, Anderson & Stowe X, L.P., a related party (“WCAS X”) with proceeds from our IPO. The 2017 Note accrued interest at a rate of 14% per annum. As of December 31, 2013, the outstanding principal balance of the 2017 Note was $46.2 million.
(5)	In April 2014, we paid off the balance of the 10% Senior Note due 2022 (the “2022 Note”) with WCAS Capital Partners IV, L.P., a related party (“WCAS CP IV”) with proceeds from our IPO and from existing cash. The 2022 Note accrued interest at a rate of 10% per annum. As of December 31, 2013, the outstanding principal amount of the 2022 Note was $18.8 million. The 2022 Note was issued at a discount and the total unamortized discount related to this note was $4.1 million which was written off with the repayment of this note.

As of December 31, 2014, the carrying value of our total long-term debt, including current portion was $27.0 million which approximates its fair value. As of December 31, 2013, the carrying value and fair value of our total long-term debt, including current portion was $82.0 million and $84.9 million, respectively. The fair value of variable rate long-term debt approximates market value because the cost of borrowing fluctuates based upon market conditions. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities. During 2014, with the payoff of the 2022 Note, we also wrote off the associated derivative liability and unamortized discount. The fair value of the derivative liability was $0.5 million and the unamortized discount was $4.1 million at the time of the repayment.

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2014 are as follows (dollars in thousands):

Year Ending December 31,
2015	$855
2016	894
2017	941
2018	988
2019	1,036
Thereafter	22,264

$26,978

6.	EMPLOYEE SAVINGS PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year for our employees. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. If an employee terminates service prior to completing two years of employment, the employee will not be vested in these contributions. The discretionary contributions are vested over a six year period. Matching contributions amounted to $1.7 million, $1.2 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Level 1—Unadjusted observable inputs that reflect quoted prices in active markets

Level 2—Input other than quoted prices in active markets that are directly or indirectly observable

Level 3—Unobservable inputs that are supported by little or no market activity

We use observable data, when available. During the years ended December 31, 2014, 2013 and 2012, we did not have any transfers between level 1, 2 or 3 in the three-tier fair value hierarchy.

The following table provides a summary of the fair value of financial instruments that are measured on a recurring basis using the above input categories for the year ended December 31, 2013. We did not have any financial instruments that are measured on a recurring basis at December 31, 2014, as the note payable to related parties were paid in full during 2014 (dollars in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$—	$—	$1,107	$1,107

	$—	$—	$1,107	$1,107

The derivative liability related to long-term debt to related parties is classified as a Level 3 derivative due to valuation based upon significant unobservable inputs.

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

We did not have any financial instruments that are measured on a recurring basis for the year ended December 31, 2014. Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments as of December 31, 2013 were as follows:

	December 31, 2013
	Valuation Technique	Key Inputs	Range
Derivative Liability	Lattice Model	Probability of exit	90%
		Remaining term	0.8 years - 8.3 years
		Yield Volatility	21.4% - 31.1%
		Credit Spread	8.90%
		Risk-free rate	0.13% - 2.45%

The following table summarizes the change in fair value of our Level 3 financial instruments for the years ended December 31, 2014 and 2013 (dollars in thousands).

	2014	2013
Balance, beginning of year	$1,107	$1,767
Issuances	—	—
Change in fair value of derivative liability	(635)	(660)
Gain on the extinguishment of derivative liability	(472)	—

Balance, end of year	$—	$1,107

Total change of the derivative liability recognized as other income, net in the consolidated statements of income was $1.1 million, $0.7 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following is a reconciliation of net income (loss) and the shares of common stock used in the computation of basic and diluted net earnings per share (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$5,663	$607	$(406)
Net income (loss) attributable to non-controlling interest	—	(6)	3

Net income (loss) attributable to the Company	$5,663	$601	$(403)

Denominator:
Weighted average shares outstanding	49,002,809	44,560,053	44,560,053
Adjustment for vested restricted stock	781,345	916,842	211,506

Shares for calculating basic EPS	49,784,154	45,476,895	44,771,559

Weighted average shares outstanding	49,002,809	44,560,053	44,560,053
Adjustment for vested restricted stock	781,345	916,842	211,506
Dilutive effect of unvested restricted stock	2,073,155	2,585,180	—

Shares for calculating diluted EPS	51,857,309	48,062,075	44,771,559

Net income per share:
Basic	$0.11	$0.01	$(0.01)
Diluted	$0.11	$0.01	$(0.01)

We excluded 2,683,822 shares of restricted stock from the diluted earnings per share calculation for the year ended December 31, 2012 because they were anti-dilutive.

Pro forma net income per share (UNAUDITED)

In connection with the 2014 Reorganization, we became taxed as a Subchapter C Corporation, effective January 1, 2014. The pro forma net income applied in computing the pro forma EPS for the years ended December 31, 2013 and 2012 was based on our historical net income as adjusted to reflect our conversion to a Subchapter C Corporation as if it had occurred as of January 1, 2012 and the pro forma tax expense associated with CP IV Blocker. The pro forma net income includes an adjustment to income tax expense, the amount of which was determined at an effective tax rate of 47% and 20% which resulted in an incremental pro forma income tax (benefit) expense of ($0.1) million and less than ($0.1) million for the years ended December 31, 2013 and 2012, respectively. See Note 12 for more information about pro forma income taxes.

There was no pro forma tax expense (benefit) for the year ended December 31, 2014. The following is a reconciliation of pro forma net income (loss) for the years ended December 31, 2013 and 2012 and the shares of stock used in the computation of pro forma basic and diluted net income (loss) per share (dollars in thousands).

	Year Ended December 31,
	2013	2012
Unaudited Pro Forma EPS Table
Unaudited pro forma numerator:
Net income (loss) attributable to the Company	$601	$(403)
Unaudited pro forma additional income tax expense (benefit)	(137)	(14)

Unaudited pro forma net income (loss) attributable to the Company	$738	$(389)

Unaudited pro forma denominator:
Unaudited pro forma weighted average shares outstanding	44,560,053	44,560,053
Adjustment for vested restricted stock	916,842	211,506

Pro forma shares for calculating basic EPS	45,476,895	44,771,559

Unaudited pro forma weighted average shares outstanding	44,560,053	44,560,053
Adjustment for vested restricted stock	916,842	211,506
Effect of dilutive restricted stock	2,585,180	—

Pro forma shares for calculating diluted EPS	48,062,075	44,771,559

Unaudited pro forma net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Prior to the 2014 Reorganization, Holdings had four authorized classes of limited liability company interests (each a “unit”). Series A Preferred Units were voting units with first priority of distribution, entitled to a preferred yield (as defined within our limited liability company agreement) of 9% with regard to certain future asset distributions and conversion features. Series B Preferred Units were non-voting units, entitled to receive distributions only after certain conditions were met. Common units were voting units. Incentive units were non-voting units reserved for issuance to our employees, officers, directors and other service providers. During the year ended December 31, 2013, we redeemed some of our incentive units through total cash payments of $1.1 million, resulting in total incremental compensation cost of $0.8 million, of which $0.2 million has been capitalized on the date of redemptions.

On January 1, 2014, we consummated the 2014 Reorganization, pursuant to which: (i) affiliates of Welsh, Carson, Anderson & Stowe, L.P., contributed WCAS Holdings and CP IV Blocker, which collectively owned all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software.

The shares of restricted stock were issued subject to various vesting conditions. A portion of the restricted stock is subject to time-based vesting conditions, while a portion is subject to market-based vesting conditions. The market-based vesting conditions are based on our total enterprise value exceeding certain specified thresholds. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. As a result of the 2014 Reorganization, we recorded a one-time reclassification of $29.3 million of historical accumulated deficit to additional paid in capital on January 1, 2014. Following the 2014 Reorganization, Software became a holding company with its principal asset being the Series A Preferred Units of Holdings.

The fair value of each share of restricted stock issued is estimated on the date of grant using a Monte Carlo simulation model. This model considers a range of assumptions related to volatility, risk-free interest rate, expected term, and expected dividend yield. Expected volatilities utilized in the model are based on historical volatilities of comparable guideline companies until information regarding the volatility of our own pricing becomes available. An expected dividend yield of 0% is applied given we have not paid and do not expect to pay dividends in the future. The risk-free rate is derived from the implied yield available on 5 year U.S. Treasury securities with a remaining term equivalent to that of the respective shares as of the valuation date. The expected term represents the period that our restricted stock is expected to be outstanding. We determined the expected term assumption based on the vesting terms and contractual terms of the restricted stock. We are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest.

In conjunction with the 2014 Reorganization, unvested incentive units were converted to shares of restricted stock at various conversion ratios that ranged from 1:24 to 1:47. The conversion to restricted stock was determined based on the underlying conditions of the pre-conversion incentive units. The conversion to the grant-date fair values of restricted stock granted was determined by applying the applicable conversion ratio to the respective original grant-date fair value of incentive units granted. The following table presents a summary of the grant-date fair values of restricted stock granted and the related assumptions:

Years Ended December 31,	2014	2013	2012
Grant-date fair value
Restricted stock	—	$0.11 - $0.92	$0.18 - $1.88
Risk-free interest rates	—	0.71% - 1.41%	0.72%
Estimated volatility	—	50.0%	60.0%
Expected life (in years)	—	5.0	5.0

There were no grants made during the year ended December 31, 2014.

The following table presents stock-based compensation expense resulting from employee incentive stock arrangements and is presented in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

Years Ended December 31,	2014	2013	2012
Operating expense	$32	$222	$87
Sales and marketing	166	114	83
Research and development	16	345	100
General and administrative	498	253	233

Total stock-based compensation expense	$712	$934	$503

We do not receive any cash proceeds from the conversion of our restricted stock. The capitalized non-cash stock-based compensation expense related to software developed for internal use of $4 thousand and $0.2 million was included in software and capitalized software costs in property, plant and equipment, net in our consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Compensation expense for restricted stock awards with service only conditions are measured based on the fair value of the award on the grant date and recognized over the requisite service period. Compensation expense relating to the issuance of market-based restricted stock is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the market targets will be met. Under the market-based vesting conditions the restricted stock vested 50% upon reaching a total enterprise value of $1.4 billion on December 1, 2014. The remaining 50% will vest upon reaching a total enterprise value of $1.8 billion, provided that the person is employed by Software on that date. 2,720,657 shares of our restricted stock that were subject to market-based vesting conditions upon reaching a total enterprise value of $1.4 billion, effective as of December 1, 2014. For the shares of market-based restricted stock that vested effective as of December 1, 2014 the associated compensation expense was adjusted for actual forfeitures at that date. The compensation expense recognized related to the vesting of this market-based restricted stock totaled $0.3 million.

If the Company’s stock price remains at or near its current price, the Company believes that the shares of restricted stock that are subject to the market-based vesting condition of a total enterprise value of $1.8 billion will vest during the first quarter of 2015.

The following table presents a summary of the activity related to restricted stock for the year ended December 31, 2014:

Year ended December 31, 2014	Number of shares	Weighted average grant-date fair value (in dollars)
Restricted stock outstanding at January 1, 2014	8,121,101	$0.25
Restricted stock granted	—	—
Restricted stock vested	(3,517,327)	0.25
Restricted stock forfeited	(63,754)	0.50

Restricted stock outstanding at December 31, 2014	4,540,020	0.24

The fair market value of the restricted stock awards shown in the preceding table are based on our estimated enterprise value at the date of grant, with consideration given to rights and terms of such shares.

Our restricted stock does not have an exercise price and therefore the intrinsic value of the restricted stock equals the fair value.

During the year ended December 31, 2012, there was one modification that affected two employees. The modification amended the vesting period from the original 50% on the third and 50% on the fourth anniversaries, to immediate vesting of 100% of the shares. This modification resulted in total incremental compensation costs of $0.1 million for the year ended December 31, 2012. There were no modifications to restricted stock during the years ended December 31, 2014 or 2013.

There was $0.7 million and $1.3 million of total unrecognized compensation cost related to unvested restricted stock issued to employees as of December 31, 2014 and December 31, 2013, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years at December 31, 2014.

10.	RELATED-PARTY TRANSACTIONS

During each of the years ended December 31, 2014, 2013 and 2012, we paid rent on our Dallas office space in the amounts of $0.3 million. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

In November 2013 and December 2012, we purchased approximately 18.3 acres and 17.6 acres of land, respectively, for future expansion at our corporate headquarters. The land was purchased from Kilpatrick Partners, L.L.C., for a total cost of $4.8 million and $2.3 million, respectively. The manager of Kilpatrick Partners, L.L.C. is our President and Chief Executive Officer.

In connection with the April 2012 Corporate Reorganization, we entered into the 2022 Note with WCAS Capital Partners IV, L.P., a related party as described in Note 5. The 2022 Note was due on April 3, 2022 and interest was payable at an annual rate of 10%, payable semiannually in arrears on December 31 and June 30 of each year. The balance of the note was repaid with proceeds from our IPO and existing cash.

In April 2014, we paid off the balance of the 2017 Note that was issued by WCAS Holdings and was payable to WCAS X, a related party with proceeds from our IPO and from existing cash as described in Note 5.

At December 31, 2013, Holdings owed $0.1 million to Welsh, Carson, Anderson & Stowe, L.P. and certain of their affiliates, representing tax distributions and travel expenses paid by Welsh, Carson, Anderson & Stowe, L.P. and charged to Holdings. We did not have a payable to Welsh, Carson, Anderson & Stowe, L.P. and certain of their affiliates as of December 31, 2014.

We entered into a Limited Liability Company Unit Redemption Agreement, effective as of January 26, 2013, pursuant to which we purchased 2,605 incentive units from John Kerber at a purchase price of $260.21 per unit, which price was based on a third party appraisal and an internal appraisal. The incentive units were purchased from John Kerber for an aggregate purchase price of approximately $0.7 million. John Kerber is one of our former employees and the brother of William X. Kerber III, our Chief Information Officer.

11.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

Funding Agreement

In March 2010, we entered into a funding agreement with the Oklahoma City Economic Development Trust (the “Trust”) and the city of Oklahoma City. The Trust provided $2.0 million worth of certain public infrastructure improvements related to our newly constructed principal executive offices in northwest Oklahoma City. In exchange for the infrastructure improvements provided, we agreed to create at least 492 jobs over a five year period, with an average first year salary in excess of $37 thousand and make a minimum capital investment in the project of at least $15 million. We further agreed that we would be responsible for repayment of any amount that was not offset by earned job creation payments. As of December 31, 2014, we had fulfilled our obligation for the job creation payments.

Legal Proceedings

On September 23, 2014, in anticipation of an alleged trademark infringement claim, we filed a complaint against National Financial Partners Corp. in the United States District Court for the Western District of Oklahoma (Civil Action No. 5:14-cv-01029-R) seeking a declaratory judgment that we have not engaged in any trademark infringement or unfair competition in connection with the use of our logo. On September 23, 2014, National Financial Partners Corp. filed a complaint against us in the United States District Court for the Northern District of Illinois (Civil Action No. 1:14-cv-07424). The complaint alleges trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and seeks preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. On October 16, 2014, National Financial Partners Corp. filed a motion to dismiss the action pending in the Western District of Oklahoma. On October 20, 2014, we filed a motion to transfer the action from the Northern District of Illinois to the Western District of Oklahoma, and a memorandum in support of the motion to transfer, in the Northern District of Illinois. On December 12, 2014, the United States District Court for the Western District of Oklahoma granted National Financial Partners Corp.’s motion to dismiss. National Financial Partners Corp. has moved for an order preliminarily enjoining us from using our logo in the Northern District of Illinois. On January 5, 2015, we filed an answer, affirmative defenses and counterclaim in the Northern District of Illinois denying the material allegations in National Financial Corp.’s complaint and seeking a declaratory judgment that we have not engaged in any trademark infringement with respect to the use of our logo. On February 15, 2015, the Northern District of Illinois denied our motion to transfer the venue and scheduled the lawsuit for trial in the Northern District of Illinois in February 2016. The Northern District of Illinois has not yet ruled on National Financial Partners Corp.’s motion for a preliminary injunction. The Northern District of Illinois will set a briefing schedule on the motion filed by NFP asking the Court to enter a preliminary injunction prohibiting our use of our logo pending the outcome of the action. NFP’s motion for a preliminary injuction will be heard in the Western District of Oklahoma. We intend to vigorously defend this litigation. In the event that a court ultimately determines that we have infringed any of the asserted trademarks or grants National Financial Partners Corp.’s motion for a preliminary injunction, we may be subject to damages, which may include treble damages, be enjoined from using our current logo while the parties are litigating the merits of the claims or be required to modify our logo and/or undergo a rebranding of our solution and applications. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

We are involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2015 to 2020. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of December 31, 2014 and 2013, we had $0.8 million and $0.3 million, respectively, recorded as a liability for deferred rent.

Future annual minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2014 were as follows (dollars in thousands):

Year Ending December 31,	Operating
2015	$4,226
2016	4,142
2017	3,927
2018	2,778
2019	2,092
Thereafter	280

Total minimum lease payments	$17,445

Rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $3.4 million, $2.0 million and $1.5 million, respectively.

12.	INCOME TAXES

The items comprising income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision for current income taxes
Federal	$1,330	$—	$—
State	388	275	80

Total provision for current income taxes	1,718	275	80

Provision (benefit) for deferred income taxes, net
Federal	2,114	347	(51)
State	161	170	(113)

Total provision (benefit) for deferred income taxes, net	2,275	517	(164)

Total provision (benefit) for income taxes	$3,993	$792	$(84)

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	34%	34%	34%
Increase(decrease) resulting from:
Earnings excluded from Federal tax	0%	(14%)	(10%)
State income taxes, net of Federal income tax benefit	4%	29%	7%
Nondeductible expenses	4%	4%	(13%)
Other	(1%)	3%	(1%)

Effective income tax rate	41%	56%	17%

Our net deferred tax assets and liabilities consist of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013
Current deferred income tax assets, net
Net operating losses	$1,381	$3,643
Federal tax credits	64	29

Current deferred income tax assets, net	$1,445	$3,672

Non-current deferred income tax liabilities, net
Investment in Paycom Payroll Holdings, LLC	3,107	2,895

Non-current deferred income tax liabilities, net	$3,107	$2,895

At December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $3.2 million and state income tax purposes of approximately $7.7 million which are available to offset future federal and state taxable income through 2033.

At December 31, 2014 and 2013, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S federal tax examinations by tax authorities for years prior to 2011 or state and local examinations by tax authorities for years prior to 2010.

Pro Forma Income Tax Expense

In connection with the 2014 Reorganization, we became taxed as a Subchapter C Corporation, effective January 1, 2014. As we were a Subchapter C Corporation during 2014, there is no pro forma income tax expense associated with the year ended December 31, 2014. The pro forma net income (loss) applied in computing the pro forma EPS for the years ended December 31, 2013 and 2012 is based on our historical net income (loss) as adjusted to reflect our conversion to a Subchapter C Corporation as if it had occurred as of January 1, 2011 and the pro forma tax associated with CP IV Blocker. The pro forma net income (loss) includes an adjustment to income tax expense, the amount of which was determined at an effective income tax rate of 47% and 20% for the years ended December 31, 2013 and 2012, respectively. This resulted in an incremental pro forma income tax benefit of $(0.1) million and less than $(0.1) million for the years ended December 31, 2013 and 2012, respectively.

13.	SUBSEQUENT EVENTS

On January 21, 2015, the Company closed its follow-on public offering whereby 6,422,750 shares of our common stock were sold to the public by certain selling stockholders at a public offering price of $22.50 per share. The Company did not receive any proceeds from the sale of these shares.

If the Company’s stock price remains at or near its current price, the Company believes that the shares of restricted stock that are subject to the market-based vesting condition of a total enterprise value of $1.8 billion will vest during the first quarter of 2015.

14.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth selected quarterly statements of operations for each of the eight quarters ended on December 31, 2014:

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$44,040	$36,598	$33,306	$36,985
Operating income	4,787	4,678	3,094	3,141
Net income (loss)	2,506	2,690	(593)	1,060
Net income (loss) per share, basic	$0.05	$0.05	$(0.01)	$0.02
Net income (loss) per share, diluted	$0.05	$0.05	$(0.01)	$0.02
Unaudited pro forma net income (loss)	2,506	2,690	(593)	1,060
Unaudited pro forma net income (loss) per share, basic	$0.05	$0.05	$(0.01)	$0.02
Unaudited pro forma net income (loss) per share, diluted	$0.05	$0.05	$(0.01)	$0.02
Weighted average shares outstanding:
Basic	52,018,730	51,056,462	50,284,362	45,721,584
Diluted	53,855,629	52,978,051	50,284,362	48,371,169
Unaudited pro forma weighted average shares outstanding:
Basic	52,018,730	51,056,462	50,284,362	45,721,584
Diluted	53,855,629	52,978,051	50,284,362	48,371,169

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues	$30,280	$25,830	$23,914	$27,577
Operating income (loss)	(1,099)	1,839	3,193	5,539
Net income (loss)	(1,964)	(424)	360	2,635
Net income (loss) per share, basic	$(0.05)	$(0.01)	$0.01	$0.06
Net income (loss) per share, diluted	$(0.04)	$(0.01)	$0.01	$0.05
Unaudited pro forma net income (loss)	(1,251)	(328)	278	2,039
Unaudited pro forma net income (loss) per share, basic	$(0.03)	$(0.01)	$0.01	$0.05
Unaudited pro forma net income (loss) per share, diluted	$(0.02)	$(0.01)	$0.01	$0.04
Weighted average shares outstanding:
Basic	46,017,666	45,707,802	45,621,868	44,857,788
Diluted	46,017,666	45,707,802	47,998,224	47,918,011
Unaudited pro forma weighted average shares outstanding:
Basic	46,017,666	45,707,802	45,621,868	44,857,788
Diluted	46,017,666	45,707,802	47,998,224	47,918,011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and our status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of January 30, 2015:

Name	Age	Position(s)
Chad Richison	44	President, Chief Executive Officer and Director
Craig E. Boelte	51	Chief Financial Officer
Jeffrey D. York	47	Chief Sales Officer
William X. Kerber III	39	Chief Information Officer
Jason D. Clark(1)	44	Director
Robert J. Levenson(1)	73	Director
Robert Minicucci(2)(3)	62	Chairman of the Board
Conner Mulvee	32	Director
Frederick C. Peters II(1)	65	Director
Sanjay Swani(2)(3)	48	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Chad Richison has served as President and Chief Executive Officer since he founded Paycom in 1998. Mr. Richison has also served as a Director since 1998. He began his career in sales with ADP, and then moved to Payroll 1 prior to founding Paycom. Mr. Richison received his B.A. in Mass Communications—Journalism from the University of Central Oklahoma. Mr. Richison was selected to serve on our board of directors because of the leadership skills, strategic guidance and experience he brings as our President and Chief Executive Officer and operational expertise from his prior experience in the industry.

Craig E. Boelte has served as our Chief Financial Officer since February 2006. Before joining Paycom, Mr. Boelte owned an accounting practice serving over 600 clients including Paycom. Prior to that, Mr. Boelte spent nine years at Deloitte & Touche where he served as Senior Tax Manager. Mr. Boelte has over 28 years of experience in the workforce management and HR industry. Mr. Boelte is a member of the Oklahoma Society of CPA’s and the American Institute of CPA’s. Mr. Boelte received his B.S. in Business Administration and Mastered in Science in Accounting from Oklahoma State University.

Jeffrey D. York has served as our Chief Sales Officer since 2007. Mr. York opened our Dallas location in 2002 prior to joining our corporate executive team. Before joining Paycom, Mr. York was employed by ADP from 1990 to 2002 where he held a variety of sales management positions including Vice President of Sales for the Major Accounts Division. Mr. York earned his MBA from Baylor University and his Bachelors of Business Administration from Texas Tech University.

William X. Kerber III has served as our Chief Information Officer since July 2007. Mr. Kerber joined us in 1999 while completing his B.S. in computer science. Mr. Kerber is a founding team member and has over 18 years of software development and network design experience. Prior to serving as Chief Information Officer, Mr. Kerber served as a lead software developer and network architect. He attended the Oklahoma School of Science and Math (OSSM) and graduated from the University of Oklahoma’s Engineering/Computer Science program where he is currently a member of its board of advisors.

Jason D. Clark has served as a member of our board of directors since August 2014. Mr. Clark has served as President and Chief Executive Officer of CompSource Mutual Insurance Company, since March 2009. Mr. Clark is a member of the Board of Directors of the Oklahoma State Chamber of Commerce, a Vice President of the

American Association of State Compensation Insurance Funds (AASCIF), a Member of the Workers’ Compensation Electronic Interchange Advisory Committee for the State of Oklahoma and has previously served in leadership positions for multiple industry and trade associations. Mr. Clark has over 25 years of experience in the insurance industry specializing in workers’ compensation insurance. Mr. Clark earned a Bachelor’s degree in Business Administration from the University of Central Oklahoma. Mr. Clark was selected to serve on our board of directors because of his industry experience.

Robert J. Levenson has served as a member of our board of directors since July 2007. Mr. Levenson is a founder and Managing Member of Lenox Capital Group, LLC, a private venture capital investment company formed in 2000 which focuses primarily on early stage software technology and service company investments. From 1981 through 1990, Mr. Levenson held executive management positions with ADP, including Group President—Employer Services, member of the Corporate Executive Committee and its Board of Directors. In late 1990, Mr. Levenson was named Chief Operating Officer, a member of Office of the President and was elected to the Board of Directors of Medco Containment Services, Inc., which was acquired by Merck & Co., Inc., (“Merck”), and later spun out to Merck shareholders. From 1992 until 2003, Mr. Levenson served on the Board of Directors of First Data Corporation (“FDC”), and from 1993 until his retirement in 2000, he served as Executive Vice President of FDC. Thereafter, he served as a consultant to FDC and some of its joint venture affiliates until 2006. Mr. Levenson has served on boards of directors of public and private companies as well as civic and philanthropic organizations. These include: ADP, FDC, Medco, Central Data Systems, Inc., Comnet, Inc., Polyvision, Broadway & Seymour, Superior TeleCom Inc., Vestcom International, Emisphere Technologies, Inc., Ceridian Corp, and Elite Pharmaceuticals, Inc. He graduated from Kent State University with a B.S. in Business Administration. Mr. Levenson also serves or has served on boards of several private companies. Mr. Levenson was selected to serve on our board of directors because of his industry expertise and experience as a member of the board of directors of other companies.

Robert Minicucci has served as a member of our board of directors since July 2007. He was elected Chairman of the Board in December 2013. Mr. Minicucci joined Welsh, Carson, Anderson & Stowe in August 1993. He has served as a General Partner of Welsh, Carson, Anderson & Stowe and focused on the information/business services industry during his entire tenure with the firm. He continues to serve as a General Partner for certain funds affiliated with Welsh, Carson, Anderson & Stowe. Prior to joining Welsh, Carson, Anderson & Stowe, Mr. Minicucci served as Senior Vice President and Chief Financial Officer of First Data Corporation. Before joining First Data Corporation, he served as Senior Vice President and Treasurer of the American Express Company. He also spent 12 years at Lehman Brothers where he was a Managing Director. Mr. Minicucci currently serves on the boards of directors of two public companies, Alliance Data Systems, Inc. and Amdocs Limited, and previously served on the boards of directors of Retalix, Ltd. Over the course of his career Mr. Minicucci has served on the board of directors for 15 publicly and privately held companies. Mr. Minicucci received a B.A. from Amherst College in 1975 and received an M.B.A. from Harvard Business School in 1979. Mr. Minicucci was selected to serve on our board of directors because of his financial and investment expertise and his industry experience with other software technology companies.

Conner Mulvee has served as a member of our board of directors since February 2014. Mr. Mulvee has served as a Vice President at Welsh, Carson, Anderson & Stowe since January 2011. Prior to that, Mr. Mulvee served as an Associate at Welsh, Carson, Anderson & Stowe from August 2008 until January 2011. He focuses on investments in the information/business services and healthcare industries. Prior to joining Welsh, Carson, Anderson & Stowe, he spent two years in the investment banking division of Lehman Brothers. He earned an undergraduate degree from Amherst College in 2005. Mr. Mulvee was selected to serve on our board of directors because of his financial and investment expertise.

Frederick C. Peters II has served as a member of our board of directors since February 2014. He currently serves as Chairman and Chief Executive Officer of Bluestone Financial Institutions Fund. Prior to joining Bluestone Financial Institutions Fund, Mr. Peters served as the Chairman, President and Chief Executive Officer of Bryn Mawr Bank Corporation (“BMTC”), a publicly traded company, and its principal subsidiary, The Bryn

Mawr Trust Company. BMTC is listed on the Nasdaq Stock Market. Prior to joining BMTC in 2001, Mr. Peters started two community banks: National Bank of the Main Line in 1985 and First Main Line Bank in 1995. Mr. Peters began his banking career at Philadelphia National Bank in 1976 and held lending and executive positions at Hamilton Bank and Industrial Valley Bank prior to starting his first community bank. Mr. Peters has served on numerous non-profit boards including Main Line Health where he served first as Chairman of the Audit Committee and later as Chairman of the Finance Committee. He currently serves on the board of directors of the National Association of Corporate Directors – Philadelphia Chapter and The Bryn Mawr Film Institute. In addition, Mr. Peters served on the Board of Directors of the Federal Reserve Bank of Philadelphia from 2009 through 2014. He served as the Chairman of the Federal Reserve Bank of Philadelphia’s Audit Committee from January 1, 2013 through December 31, 2014, while also serving as a member of the Federal Reserve Bank’s Committee of Audit Chairs in Washington, D.C. Mr. Peters graduated from Amherst College with a B.S. in Political Science. Mr. Peters was selected to serve on our board of directors because of his financial and investment expertise and his experience as a member of the board of directors of a public company.

Sanjay Swani has served as a member of our board of directors since April 2013. Mr. Swani is a member of the management committee of Welsh, Carson, Anderson & Stowe, having joined Welsh, Carson, Anderson & Stowe in 1999. He focuses on investments in the information/business services industry. Prior to joining Welsh, Carson, Anderson & Stowe, he was a Director with Fox Paine & Company, a San Francisco-based private equity firm. Mr. Swani also spent four years in the Mergers, Acquisitions & Restructuring Department and two years in the Debt Capital Markets Department of Morgan Stanley Dean Witter & Co. Mr. Swani currently serves on the board of directors of Mobile Mini, a publicly traded company listed on the Nasdaq Global Select Market, and previously served on the board of directors of ITC Deltacom Inc. from 2002 until 2010, which was quoted on the OTC Bulletin Board during such time. He earned an undergraduate degree from Princeton University in 1987 and concurrent degrees from the Harvard Law School and the MIT Sloan School of Management in 1994. Mr. Swani was selected to serve on our board of directors because of his financial and investment expertise.

Board of Directors Composition and Risk Oversight

Our board of directors consists of seven members, of whom only Messrs. Clark, Levenson and Peters qualify as “independent” according to the New York Stock Exchange Listed Company Manual. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our certificate of incorporation and bylaws provide that our board of directors is divided into three classes whose members serve three-year terms expiring in successive years. The terms of office of members of our board of directors are divided into three classes:

•	Class I directors, whose term will expire at the annual meeting of the stockholders to be held in 2017;

•	Class II directors, whose term will expire at the annual meeting of the stockholders to be held in 2015; and

•	Class III directors, whose term will expire at the annual meeting of the stockholders to be held in 2016.

Our Class I directors are Messrs. Minicucci and Mulvee, our Class II directors are Messrs. Levenson and Peters and our Class III directors are Messrs. Clark, Richison and Swani. At each annual meeting of stockholders, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following such election. Any vacancies in our classified board of directors will be filled by the remaining directors and the elected person will serve the remainder of the term of the class to which he or she is appointed. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

In connection with the 2014 Reorganization, we and the Stockholders Agreement Parties entered into the Stockholders Agreement. Among other things, the Stockholders Agreement provides that for so long as the parties thereto continue to collectively hold 40% of our issued and outstanding shares of common stock, each party will vote and take all other necessary and desirable action within such party’s control to (i) cause the authorized number of directors of our board of directors to be established at seven and (ii) elect to our board of directors:

•	three representatives designated by the holders of a majority of the shares of common stock held by WCAS X and any of its affiliates to which shares of common stock are transferred pursuant to the Stockholders Agreement;

•	one representative designated by the holders of a majority of the shares of common stock held by WCAS Capital IV and any of its affiliates to which shares of common stock are transferred pursuant to the Stockholders Agreement; and

•	subject to certain conditions, one representative designated by the holders of a majority of the shares of common stock held by Chad Richison, Shannon Rowe, William X. Kerber III, Jeffrey D. York, Robert J. Levenson and the Estate of Richard Aiello and any of their affiliates, (“Minority Holders”) who shall be Chad Richison for so long as he is employed by us.

As such, Welsh, Carson, Anderson & Stowe and its affiliates have effectively designated four representatives to our board of directors. Messrs. Levenson, Swani and Minicucci were designated by WCAS X. Mr. Mulvee was designated by WCAS Capital IV.

Under the Stockholders Agreement, each of the Stockholders Agreement Parties has also appointed WCAS X as such person’s true and lawful proxy and attorney-in-fact to vote at any annual or special meeting of stockholders or to take any action by written consent in lieu of such meeting for the election or removal of directors and other related matters expressly covered by the Stockholders Agreement.

Our board of directors is responsible for, among other things, overseeing the conduct of our business; reviewing and, where appropriate, approving our long-term strategic, financial and organizational goals and plans; and reviewing the performance of our chief executive officer and other members of senior management. Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. Our senior management is responsible for assessing and managing our risks on a day-to-day basis. Our audit committee periodically discusses with management our policies with respect to risk assessment and risk management and our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures, and our compensation committee oversees risk related to compensation policies. Both our audit and compensation committees report to the full board of directors with respect to these matters, among others.

Because the Stockholders Agreement Parties hold more than 50% of the voting power for the election of our directors, we have elected to be a “controlled company” under the New York Stock Exchange Listed Company Manual. As a controlled company, exemptions under the New York Stock Exchange Listed Company Manual exempt us from compliance with certain corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of “independent directors,” as defined under the New York Stock Exchange Listed Company Manual;

•	that any compensation committee or nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that any compensation committee or nominating and corporate governance committee have an annual performance evaluation.

These exemptions do not modify the independence requirements for our audit committee, and we comply with the requirements of Rule 10A-3 of the Exchange Act and the New York Stock Exchange Listed Company Manual.

Committees

Our board of directors has established the following committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee has the composition and primary responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee oversees the accounting and financial reporting processes of the Company and the audit of the Company’s financial statements. In that regard, our audit committee assists board oversight of: (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of the Company’s internal audit function and independent auditors. Among other matters, the audit committee is responsible for the retention of our independent auditors; evaluating the qualifications, performance and independence of our independent auditors; reviewing the Company’s annual and interim financial statements and discussing press releases, financial information and earnings guidance provided to analysts and rating agencies; discussing policies with respect to risk assessment and risk management; overseeing the Company’s internal audit function; reviewing and ensuring the adequacy of the Company’s internal control systems; reviewing and approving related party transactions; and annually reviewing the audit committee charter and the committee’s performance.

The current members of our audit committee are Messrs. Clark, Levenson, and Peters with Mr. Peters serving as the chairman of the committee. All members of our audit committee meet the requirements for financial literacy under the New York Stock Exchange Listed Company Manual and applicable SEC rules and regulations. Our board of directors has determined that Mr. Peters is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial management expertise as defined under the New York Stock Exchange Listed Company Manual. Messrs. Clark, Levenson and Peters are considered independent under applicable SEC rules and regulations and the New York Stock Exchange Listed Company Manual. The audit committee operates under a written charter that satisfies the applicable SEC rules and regulations and the New York Stock Exchange Listed Company Manual.

Compensation Committee

Our compensation committee reviews and approves, or recommends that our board of directors approves, the compensation of our executive officers. Among other matters, the compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and approves all stock option grants and other equity-related awards to our executive officers. The compensation committee also annually reviews the compensation committee charter and the committee’s performance.

The current members of our compensation committee are Messrs. Minicucci and Swani, with Mr. Minicucci serving as the chairman of the committee. We qualify as a “controlled company” under the New York Stock Exchange Listed Company Manual and are not required to have a compensation committee composed of independent directors. Therefore, none of the members of our compensation committee are independent under the applicable SEC rules and regulations and the New York Stock Exchange Listed Company Manual or meet the definition of outside directors under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for identifying and recommending candidates for membership on our board of directors, including nominees recommended by stockholders, reviewing and recommending the composition of our committees, overseeing our code of business conduct and ethics, corporate governance guidelines and reporting and making recommendations to our board of directors concerning governance matters. The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance. The current members of the nominating and corporate governance committee are Messrs. Minicucci and Swani, with Mr. Swani serving as chairman of the committee. We qualify as a “controlled company” under the New York Stock Exchange Listed Company Manual and are not required to have a nominating and corporate governance committee composed of independent directors. Therefore, none of the members of our nominating and corporate governance committee are independent under the New York Stock Exchange Listed Company Manual and applicable SEC rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports so filed. Based solely on review of copies of such reports received, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were timely met, except that (a) one Form 3 for Christopher Solomon was not filed on a timely basis and (b) one Form 4 for Mr. Solomon, whereby two transactions were reported, was not filed on a timely basis. Mr. Solomon is subject to the Section 16(a) reporting obligations by virtue of his position as managing member of the respective sole general partners of WCAS X and WCAS Capital IV.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other principal executive and senior officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.investors.paycom.com. Our code of business conduct and ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Director Compensation

For 2015, our non-employee directors will receive annual fees for their service in the amount of $75,000 per year, payable one-third in shares of common stock and two-thirds in cash. The chairman of our board of directors receives an additional annual cash fee of $25,000. Audit committee members (other than the chairman) receive an additional annual cash fee $5,000 and the chairman of the audit committee receives an additional annual cash fee of $10,000. All directors are entitled to reimbursement for their reasonable out-of-pocket expenditures incurred in connection with their board or committee service.

The following table provides information regarding director compensation during 2014. Mr. Richison served as our president and chief executive officer and did not receive additional compensation for his service as a director in 2014. See “Executive Compensation—Summary Compensation Table for Fiscal Years Ended December 31, 2014, 2013 and 2012” below for additional information concerning the compensation paid to Mr. Richison during 2014.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Jason D. Clark	38,750	—	38,750
Robert J. Levenson	60,000	—	60,000
Robert Minicucci	77,500	—	77,500
Conner Mulvee	56,250	—	56,250
Frederick C. Peters II	63,750	—	63,750
Sanjay Swani	56,250	—	56,250

(1)	For 2014, all of our non-employee directors received their fees for their service on our board of directors in cash.
(2)	None of these directors owned any shares of restricted stock as of December 31, 2014.

Item 11.	Executive Compensation

Overview of Executive Compensation

Our compensation committee makes the compensation decisions regarding our executive officers, including (i) Chad Richison, our president and chief executive officer, (ii) Craig E. Boelte, our chief financial officer, (iii) Jeffrey D. York, our chief sales officer and (iv) William X. Kerber III, our chief information officer (collectively, the “named executive officers”).

We evaluate each executive officer’s performance for the prior year on an annual basis. Our chief executive officer, Mr. Richison, with respect to each executive officer other than himself, prepares a written evaluation of the executive officers with input from others within our company. The written evaluation focuses on the achievement of stated corporate and individual goals and performance criteria and the amount of contributions made to management and the leadership of our company. This process leads to a recommendation from the chief executive officer to the compensation committee with respect to each executive officer’s salary level, cash bonus, and whether or not equity incentive awards should be granted. The compensation committee (without input from the chief executive officer) determines the salary level, cash bonus, and whether or not equity incentive awards should be granted to our chief executive officer.

Summary Compensation Table For Fiscal Years Ended December 31, 2014, 2013 and 2012

The following table contains information regarding compensation that was paid to our named executive officers for the fiscal years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/ Unit Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)		Total ($)
Chad Richison(1)	2014	555,197	—	1,182,928	(4)	804,951	116,564	(5)	2,659,640
Director, President and Chief Executive Officer	2013	534,788	—	49,594		682,961	47,723	(5)	1,315,066
	2012	495,051	17,000	1,040,179		516,921	47,592	(5)	2,116,743

Craig E. Boelte	2014	291,600	—	169,814	(4)	422,776	24,825	(6)	909,015
Chief Financial Officer	2013	280,954	—	49,380		358,798	12,575		701,707
	2012	260,020	—	89,972		203,623	12,575		566,190

Jeffrey D. York	2014	367,102	—	129,560	(4)	399,182	25,662	(6)	921,506
Chief Sales Officer	2013	343,363	—	42,390		315,710	12,925		714,388
	2012	330,028	—	89,972		258,268	10,601		688,869

William X. Kerber III	2014	300,358	—	169,814	(4)	326,605	13,100		809,877
Chief Information Officer	2013	280,963	—	49,380		269,107	12,575		612,025
	2012	260,028	—	89,972		203,623	12,575		566,198

(1)	All amounts shown reflect compensation paid to Mr. Richison for his service as our president and chief executive officer. Mr. Richison did not receive additional compensation for his service as a director.
(2)	Amounts shown do not reflect compensation actually received by the named executive officers. Rather, the amounts represent the aggregate grant date fair value of restricted stock or incentive units granted to each named executive officer in 2014, 2013 and 2012 computed in accordance with ASC 718, with the exception that the amount shown assumes no forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 9. “Stockholders’ Equity and Stock-Based Compensation” in Software’s annual condensed consolidated financial statements included in this Annual Report on Form 10-K.
(3)	Amounts shown consist of insurance premiums paid by the Company, retainers for a supplemental medical plan and Company contributions to a 401(k) profit sharing plan for the benefit of the named executive officer. The amounts shown in this column for Mr. Richison also reflect the aggregate incremental cost of personal use of corporate aircraft by the named executive officer. Spouses and invited guests of executives occasionally fly on the corporate aircraft as additional passengers on business flights. In those cases, the aggregate incremental cost to us is a de minimis amount, and as a result, no amount is reflected in the table.
(4)	In connection with the 2014 Reorganization, outstanding equity incentive units were converted into shares of restricted stock for each of our named executive officers on January 1, 2014. Shares of restricted stock vest in accordance with the terms described below. See “Executive Compensation—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units and Restricted Stock Awards” for more details.
(5)	In addition to the items listed in Note (3) above, the amounts shown also include country club dues and expenses and approximately $23,411 of lease payments for an automobile in each of 2014, 2013 and 2012.
(6)	In addition to the items listed in Note (3) above, the amounts shown also include approximately $11,725 and $12,062, of lease payments for an automobile for Mr. Boelte and Mr. York, respectively, and $500 for Mr. York for the payment of an employee referral fee.

Narrative Discussion Regarding Summary Compensation Table

Executive Compensation Program Overview

The primary elements of our executive compensation program include:

•	base salary;

•	discretionary cash bonuses;

•	equity incentive units;

•	performance-based cash bonuses;

•	retirement and other benefits; and

•	perquisites and personal benefits.

Our compensation committee, after reviewing compensation information it considers relevant, has determined what it believes to be the appropriate level and mix of the various compensation components for our named executive officers. Ultimately, the objective in allocating between long-term and short-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders.

Base Salary

We provide base salaries to our named executive officers to compensate them for services rendered during the fiscal year and to recognize their experience, skills, knowledge and responsibilities. Each of our named executive officers is currently party to an employment agreement. No formulaic base salary increases are provided to our named executive officers pursuant to the terms of their employment agreements. However, on an annual basis, our compensation committee reviews and evaluates, with input from our chief executive officer, the need for adjustment of the base salaries of our named executive officers. For additional information concerning the employment agreements, see “Compensation Arrangements Adopted in Connection with our Initial Public Offering—Employment Agreements.”

For 2012, Messrs. Richison, York, Boelte and Kerber received an annual base salary of $495,051, $330,028 $260,020 and $260,028, respectively. For 2013, Messrs. Richison, York, Boelte and Kerber received an annual base salary of $534,788, $343,363, $280,954 and $280,963, respectively. For 2014, Messrs. Richison, York, Boelte and Kerber received an annual base salary of $555,197, $367,102, $291,600 and $300,358, respectively, which reflects the compensation committee’s six percent (6%) increase in the base salary of Messrs. York and Kerber, effective as of July 1, 2014.

For 2015, Mr. Richison receives an annual base salary of $555,197, Mr. York receives an annual base salary of $377,795, Mr. Kerber receives an annual base salary of $309,107 and Mr. Boelte receives an annual base salary of $291,600.

Discretionary Cash Bonuses

We generally only award performance-based cash bonuses to our named executive officers. However, in 2012, we awarded cash bonuses on a discretionary basis to certain of our executive officers, including certain of our named executive officers. For the named executive officers other than the Company’s chief executive officer, the compensation committee, in consultation with the Company’s chief executive officer, recommended cash bonuses for the board’s approval. The compensation committee reviewed the performance of the Company’s chief executive officer and recommended the bonus for the Company’s chief executive officer to the board of directors. For 2012, the compensation committee awarded Mr. Richison a discretionary cash bonus in an amount equal to $17,000, or 3% of his base salary. None of the other named executive officers received a cash bonus for 2012. For 2013 and 2014, the compensation committee did not award cash bonuses to any of our named executive officers.

Equity Incentive Units and Restricted Stock Awards

Prior to 2014, our award of equity incentive units was the primary vehicle for offering long-term incentives to our executive officers, including our named executive officers. While we do not have any equity ownership guidelines for our named executive officers, we believe that equity incentive unit grants and restricted stock awards provide our named executive officers with a strong link to our long-term performance, create an incentive to achieve long-range performance goals and objectives and help to align the interests of our named executive officers and our stockholders. In 2012 and 2013, we issued equity incentive units to each of our named executive officers. In 2014, we issued shares of common stock and restricted stock to our named executive officers to replace previously granted awards of equity incentive units.

Material Terms of Equity Incentive Unit Grants

We have historically granted awards of equity incentive units to our named executive officers with a portion of the units being subject to time-based vesting conditions and a portion being subject to performance-based vesting conditions. Prior to the vesting of equity incentive units, the holder has no rights as a stockholder with respect to the shares subject to such unit, including voting rights or the right to receive dividends, dividend equivalents or distributions.

Number of Equity Incentive Unit Awards

The following table sets forth the number of equity incentive units granted to our named executive officers during the fiscal year ended December 31, 2012, each of which was granted on April 30, 2012:

Name	Number of Management Incentive Units	Number of CEO Incentive Units
Chad Richison	9,359	126,067
Craig E. Boelte	8,062	—
Jeffrey D. York	8,062	—
William X. Kerber III	8,062	—

The following table sets forth the number of equity incentive units granted to our named executive officers during the fiscal year ended December 31, 2013, each of which were granted on October 14, 2013 (except for the units granted to Mr. York, which was granted on April 17, 2013):

Name	Management Incentive Units	CEO Incentive Units
Chad Richison	3,013	—
Craig E. Boelte	3,000	—
Jeffrey D. York	3,000	—
William X. Kerber III	3,000	—

Vesting of Equity Incentive Unit Awards

During 2012 and 2013, we granted Management Incentive Units to each of our named executive officers and we granted CEO Incentive Units only to our chief executive officer only during 2012. 50% of the Management Incentive Units awarded to each of our named executive officers were subject to time-based vesting conditions and 50% of the units were subject to performance-based vesting conditions. The Management Incentive Units that were subject to time-based vesting conditions were scheduled to vest 20% on each of the first five anniversaries of the date of grant or 100% upon the earlier sale of the Company. A sale of the Company included (i) a transaction or series of transactions (including by way of merger, consolidation, or sale of equity) the result of which is that the holders of units of the Company immediately prior to such transaction, do not, after giving effect to such transaction, own, directly or indirectly, through one or more intermediaries, at least 50% of the units of the Company, or (ii) a sale, transfer, conveyance or other disposition, in one or a series of related transactions, of all or substantially all of the Company’s assets determined on a consolidated basis to a person that is not affiliated with WCAS Holdings.

The Management Incentive Units that were subject to performance-based vesting conditions were scheduled to vest when the amount of cash, including cash dividends, distributions and proceeds, but excluding management fees, transaction-related fees and expense reimbursements with respect to, or in exchange for equity securities, (“the Inflows”), received by WCAS Holdings exceeded $280.4 million, as adjusted for payments made by WCAS Holdings with respect to or in exchange for securities after April 30, 2012 through the determination date, (“Outflows”), as follows: 33% on the date for which the Inflows equaled at least 2.0 times the Outflows and 100% on the date for which the Inflows equaled at least 3.5 times the Outflows; provided the named executive officer was employed by us on such date. For any date on which the Inflows equaled more than 2.0 times and less than 3.5 times the Outflows, the number of Management Incentive Units that vested would be determined by straight-line interpolation.

25% of the CEO Incentive Units were subject to time-based vesting conditions and 75% of the units were subject to performance-based vesting conditions. The CEO Incentive Units that were subject to time-based vesting conditions were scheduled to vest 20% on each of the first five anniversaries of the date of grant or upon the earlier sale of the Company. The CEO Incentive Units that were subject to performance-based vesting conditions were scheduled to vest when the amount of the Inflows received by WCAS Holdings exceeded $386.3 million, as adjusted for payments made by WCAS Holdings with respect to or in exchange for securities after April 30, 2012 through the determination date, (“CEO Award Outflows”), as follows: 33% on the date for which the Inflows equal at least 1.5 times the CEO Award Outflows and 100% on the date on which either the Inflows equaled at least (i) 2.0 times the CEO Award Outflows for a date on or prior to the second anniversary of the grant date or (ii) 2.5 times the CEO Award Outflows for a date following the second anniversary of the grant date; provided the chief executive officer continued to remain employed by us on such date. For any date on which the Inflows equaled more than (i) 1.5 times and less than 2.0 times the CEO Award Outflows on or prior to the second anniversary of the grant date or (ii) 1.5 times and less than 2.5 times the CEO Award Outflows following the second anniversary of the grant date, the number of CEO Incentive Units that vested would be determined by straight-line interpolation.

Material Terms of Restricted Stock Awards

Effective January 1, 2014, our outstanding equity incentive units (Management Incentive Units and CEO Incentive Units) were converted into shares of our common and restricted stock as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – The 2014 Reorganization.” The portion of the outstanding equity incentive units that had previously vested were converted into shares of our common stock and the remaining portion of unvested outstanding equity incentive units were converted into shares of restricted stock. As a result, we granted shares of our common stock and restricted stock to our named executive officers in connection with the 2014 Reorganization. A portion of the shares of restricted stock is subject to time-based vesting conditions and a portion is subject to performance-based vesting conditions. Prior to the vesting of restricted stock, the holder has certain rights as a stockholder with respect to the shares of restricted stock, including voting rights and the right to receive dividends, dividend equivalents or distributions; provided that the holder does not have the right to cash dividends and stock dividends are subject to the same restrictions as the restricted stock and shall vest as the restricted stock vests.

Number of Restricted Stock Awards

The following table sets forth the number of shares of our common and restricted stock that were granted to our named executive officers in connection with the 2014 Reorganization to replace the Management Incentive Units and CEO Incentive Units which were granted to our named executive officers on April 30, 2012:

	Management Incentive Units		CEO Incentive Units
Name	Number of Shares of Common Stock	Number of Shares of Restricted Stock	Number of Shares of Common Stock	Number of Shares of Restricted Stock
Chad Richison	39,701	357,309	254,987	4,844,765
Craig E. Boelte	34,199	307,792	—	—
Jeffrey D. York	34,199	307,792	—	—
William X. Kerber III	34,199	307,792	—	—

The following table sets forth the number of shares of our common and restricted stock that were granted to our named executive officers in connection with the 2014 Reorganization to replace the Management Incentive Units that were granted to our named executive officers on October 14, 2013 (except for the units granted to Mr. York, which were granted on April 17, 2013):

Name	Number of Shares of Common Stock	Number of Shares of Restricted Stock
Chad Richison	—	121,833
Craig E. Boelte	—	121,307
Jeffrey D. York	—	127,192
William X. Kerber III	—	121,307

Vesting of Restricted Stock Awards

With the exception of the shares of restricted stock granted to our chief executive officer, approximately 50% of the shares awarded to each of our named executive officers are subject to time-based vesting conditions and approximately 50% of the shares are subject to performance-based vesting conditions. The shares of restricted stock that are subject to time-based vesting conditions either vest: (i) 25% on each of April 3, 2014, April 3, 2015, April 2, 2016 and April 2, 2017 (for the shares of restricted stock granted to replace the equity incentive units awarded on April 30, 2012), provided that the person is employed by us on that date, (ii) 20% on each of the first five anniversaries of the date of grant of the Management Incentive Units (for the shares of restricted stock granted to replace the Management Incentive Units awarded on October 14, 2013 or April 17, 2013), provided that the person is employed by us on that date, or (iii) 100% upon a change in control. For purposes of our restricted stock award agreements, a “change in control” means: (i) a transaction or series of transactions in which any person becomes the beneficial owner of securities representing 30% or more of the combined voting power of our outstanding securities or 30% or more of our outstanding shares of our common stock, (ii) any merger or consolidation, or series of related transactions, which results in our voting securities outstanding immediately prior thereto failing to continue to represent at least 50% of the voting power of our voting securities, (iii) the sale or disposition of all or substantially all of our assets (or consummation of any transaction, or series of related transactions having a similar effect), (iv) during any consecutive twelve month period, the individuals who on the date of the award constitute the board of directors cease for any reason to constitute a majority of our board of directors, subject to certain exceptions, (v) our dissolution or liquidation or (vi) any transaction or series of related transactions having the substantial effect of any one or more of the foregoing. In the event of a change in control, all unvested shares of restricted stock not assumed by the surviving entity shall become fully vested immediately prior to the effective date of a change of control.

During 2014, our named executive officers had the following shares of restricted stock vest that were subject to time based vesting conditions: (i) on April 3, 2014, Messrs. Richison, Boelte, York and Kerber had

294,688, 34,200, 34,200 and 34,200 shares of restricted stock vest, respectively; (ii) on April 17, 2014, Mr. York had 12,720 shares of restricted stock vest; and (iii) on October 17, 2014, Messrs. Richison, Boelte and Kerber had 12,184, 12,131 and 12,131 shares of restricted stock vest, respectively.

Shares of restricted stock subject to performance-based vesting conditions vest 50% upon the Company reaching a total enterprise value of $1.4 billion and 50% upon the Company reaching a total enterprise value of $1.8 billion, provided that the person is employed by us on that date. For purposes of our restricted stock award agreements, “total enterprise value” is defined as the sum of: (i) the product of (A) the arithmetic average of the volume weighted average price of a share of common stock not subject to vesting or other restrictions on each of the twenty (20) consecutive trading days immediately preceding such date multiplied by (B) the number of outstanding shares of common stock, (ii) for each other class or series of equity securities of the Company, if any, the product of (A) the arithmetic average of the volume weighted average price per share for such class or series of such equity securities of the Company on each of the twenty (20) consecutive trading days immediately preceding such date multiplied by (B) the number of shares of such class or series of such equity securities of the Company, and (iii) the principal amount of our outstanding funded indebtedness less the aggregate amount of cash and cash equivalents of the Company (exclusive of funds held on behalf of clients). The Company’s total enterprise value includes outstanding shares of restricted stock and calculates the value of such shares as if there were no vesting or other restrictions.

During 2014, the Company reached a total enterprise value of $1.4 billion and 50% of the shares of restricted stock that were subject to performance-based vesting conditions vested effective as of December 1, 2014. Our named executive officers had the following number of shares vest that were subject to performance based vesting conditions as calculated pursuant to the terms of the applicable restricted stock award agreements: effective as of December 1, 2014, Messrs. Richison, Boelte, York and Kerber had 2,042,120, 115,824, 117,294, and 115,824 shares of restricted stock vest, respectively.

If the Company’s stock price remains at or near its current price, the Company believes that the shares of restricted stock that are subject to the performance-based vesting condition of a total enterprise value of $1.8 billion will vest during the first quarter of 2015.

All unvested shares of restricted stock also become fully vested in the event of the named executive officer’s death while performing his duties and responsibilities for the Company. In the event of a termination of service of the named executive officer due to disability, by the named executive officer for good reason (as defined in the named executive officer’s employment agreement), by the Company without cause (as defined in the named executive officer’s employment agreement), or death (other than while performing his duties and responsibilities for the Company), the board of directors may, in its sole discretion, accelerate vesting of all or any portion of the unvested shares of restricted stock. Further, if the chief executive officer’s employment is terminated by the Company without cause (as defined in his employment agreement), all unvested shares of restricted stock subject to time-based vesting conditions will remain outstanding and eligible for vesting for one year following such termination of employment, and the board of directors may accelerate the vesting of the other remaining unvested shares of restricted stock, in its discretion. Other than as provided above, all unvested shares of restricted stock shall be forfeited upon the named executive officer’s termination of service or upon engaging in certain forfeiture activities involving violations of noncompetition, noninterference, non-solicitation provisions of his employment agreement.

Performance-Based Cash Bonuses

We award annual performance-based cash bonuses to certain members of our management, including our named executive officers, to emphasize pay-for-performance and to reward them for the achievement of specified corporate performance criteria. Each named executive officer is eligible to receive an annual performance-based cash bonus, which we refer to as an annual cash bonus, in an amount up to a fixed percentage of his base salary, or bonus percentage. Under their respective employment agreements, our named executive officers are eligible to receive a performance-based cash bonus equal to either 100% of their base salary (for Messrs. Richison and Boelte) or 75% of their base salary (for Messrs. York and Kerber).

Each of our compensation committee and our board of directors has authority, in its sole discretion, to adjust the bonus percentage and performance criteria each year in connection with its review of the executive’s performance and has authority to allow an executive to receive a bonus payment in excess of his or her annual cash bonus for exceptional performance. Further, our board of directors reviews the assessment of each executive’s performance conducted by the compensation committee with respect to the annual cash bonus and retains the authority, in its sole discretion, to modify the amount of the annual cash bonus above or below the amount recommended by the compensation committee.

Target Bonuses

For 2012, our chief executive officer was eligible for a bonus payout of up to 100% of his base salary, and our chief financial officer, chief sales officer and chief information officer were each eligible for a bonus payout of up to 75% of their respective base salaries. For 2013, our chief executive officer and chief financial officer were each eligible for a bonus payout of up to 100% of their respective base salaries, and our chief sales officer and chief information officer were each eligible for a bonus payout of up to 75% of their respective base salaries, each as adjusted by the compensation committee based on achievement of our corporate performance criteria, in the event of exceptional individual or functional performance. For 2014, our chief executive officer and chief financial officer were each eligible for a bonus payout of up to 100 % of their respective base salaries, and our chief sales officer and chief information officer were each eligible for a bonus payout of up to 75% of their respective base salaries, each as adjusted by the compensation committee based on achievement of our corporate performance criteria, in the event of exceptional individual or functional performance. The following table shows the 2012, 2013 and 2014 target bonus amounts as a percentage of base salary for each of our named executive officers.

Name	2012 Target Bonus Amount (as a percentage of base salary)	2013 Target Bonus Amount (as a percentage of base salary)	2014 Target Bonus Amount (as a percentage of base salary)
Chad Richison	100%	100%	100%
Craig E. Boelte	75%	100%	100%
Jeffrey D. York	75%	75%	75%
William X. Kerber III	75%	75%	75%

Corporate Performance Criteria

The corporate performance criteria that was used in determining the amount of performance bonuses for our named executive officers for 2012, 2013 and 2014 was GAAP revenue budget growth, with the exception of Mr. York, whose corporate performance criteria was booked sales budget for 2012 and 2013. For 2012, 2013 and 2014, the performance target for GAAP revenue budget growth was 31.4%, 31.4% and 32.9%, respectively. For 2012 and 2013, the performance target for booked sales budget was $28.7 million and $37.2 million, respectively.

For 2012 and 2013, our named executive officers were not eligible to be awarded performance-based cash bonuses if less than 80% of the performance target was achieved, but were awarded performance-based cash bonuses equal to the amount of the performance target achievement when 80% or more of the performance target was achieved. For example, if 110% of the performance target was achieved, the named executive officer received 110% of the cash bonus target.

For 2014, our named executive officers were not eligible to be awarded performance-based cash bonuses if less than 64% of the performance target was achieved, but were awarded performance-based cash bonuses equal to the amount of the performance target achievement when more than 64% and less than 112% of the performance target was achieved. In cases where the performance target achievement was equal to or more than 112% of the performance target, named executed officers were eligible to receive 100% of the cash bonus target plus a percentage of the cash bonus target equal to (i) the amount of the performance target above 100% multiplied by (ii) two, up to a maximum amount of 200% of the cash bonus target. For example, if 112% of the performance target was achieved, the named executive officer would receive 124% of the cash bonus target (i.e., 100% + (112-100)*2).

Actual Bonuses

For 2012, the compensation committee determined that the actual performance achieved for GAAP revenue budget growth was 34.1% and for booked sales budget was $30.0 million. Based on these results, the compensation committee determined that the amount of the performance target achievement for the GAAP revenue budget growth was 108.6% and for booked sales budget was 104.4%. The target bonuses and actual bonuses paid by the compensation committee for 2012 were as follows.

Name	Target 2012 Bonuses	Actual 2012 Bonuses
Chad Richison	$475,992	$516,921
Craig E. Boelte	$187,500	$203,623
Jeffrey D. York	$247,500	$258,268
William X. Kerber III	$187,500	$203,623

For 2013, the compensation committee determined that the actual performance achieved for GAAP revenue budget growth was 40.1% and for booked sales budget was $45.6 million. Based on these results, the compensation committee determined that the amount of the performance target achievement for the GAAP revenue budget growth was 127.7% and for booked sales budget was 122.6%. The target bonuses and actual bonuses paid by the compensation committee for 2013 were as follows.

Name	Target 2013 Bonuses	Actual 2013 Bonuses
Chad Richison	$534,788	$682,961
Craig E. Boelte	$280,954	$358,798
Jeffrey D. York	$257,522	$315,710
William X. Kerber III	$210,722	$269,107

For 2014, the performance target for GAAP revenue budget growth was 32.9% and the compensation committee determined that the actual performance achieved for GAAP revenue budget growth was 40.3%. Based on these results, the compensation committee determined that the amount of the performance target achievement for the GAAP revenue budget growth was 122.49%. Because the performance target achievement was greater than 112% of the performance target, the named executive officers were eligible to receive 100% of the cash bonus target plus a percentage of the cash bonus target equal to (i) the amount of the performance target achieved above 100% multiplied by (ii) two.

As a result, the compensation committee approved the payment of performance-based cash bonuses to each of the Company’s named executive officers equal to approximately 144.98% of their respective cash bonus target (i.e., 100% + (122.49-100)*2)). The target bonuses determined and actual bonuses paid by the compensation committee for 2014 were as follows.

Name	Target 2014 Bonuses	Actual 2014 Bonuses
Chad Richison	$555,197	$804,951
Craig E. Boelte	$291,600	$422,776
Jeffrey D. York	$275,327	$399,182
William X. Kerber III	$225,269	$326,605

Retirement and Other Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We maintain broad-based benefits that are provided to all employees, including medical, dental, group life insurance, accidental death and dismemberment insurance, long and short term disability insurance, and a 401(k) plan. Our named executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The compensation committee in its discretion may revise, amend or add to the named executive officer’s benefits and perquisites if it deems it advisable.

401(k) Plan

We maintain a 401(k) profit sharing plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which was $17,000 for 2012 and $17,500 for both 2013 and 2014. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2012, 2013 and 2014 was limited to an additional $5,500 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. We provide matching contributions under our 401(k) plan equal to 100% of the first 1% of employees’ salary deferrals and 50% of employees’ salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of the salary deferrals for our employees. Our 401(k) plan also permits us to make discretionary contributions, and all of our contributions are subject to established limits and a vesting schedule.

We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

Perquisites and Other Personal Benefits

We provided our named executive officers with perquisites and other personal benefits in 2012, 2013 and 2014 that the compensation committee believed were reasonable and consistent with our overall compensation program. The perquisites and personal benefits that we provide to our named executive officers include matching 401(k) contributions, a supplemental medical plan that provides for visits and benefits with a private physician, key man insurance premium payments, country club dues and car lease payments. On limited occasions, we also allow named executive officers that are authorized to use chartered aircraft for business travel to, if space allows, bring family members or guests along on the trip. Because we reimburse for use of the aircraft only for business travel and we pay for the aircraft based on the flight hours regardless of the passenger load, the aggregate incremental cost to us for the additional passengers is a de minimis amount. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to our named executive officers.

Attributed costs, if any, of the personal benefits described above for the named executive officers for the years ended December 31, 2014, 2013 and 2012 are included in the summary compensation table under the heading “All Other Compensation.”

Fiscal Year 2014 Grants of Plan-Based Awards Table

The following table lists each grant of plan-based awards under the 2014 Plan to each of the Company’s named executive officers during the year ended December 31, 2014. The table also includes the grant date fair value of the stock awards on the date of grant:

Name	Grant Date(1)	All Other Stock Awards: Number of Shares of Restricted Stock(1)	Grant Date Fair Value of Stock Awards($)(2)
Chad Richison	1/1/2014	5,323,907	$1,182,928
Craig E. Boelte	1/1/2014	429,099	$169,814
Jeffrey D. York	1/1/2014	434,984	$129,560
William X. Kerber III	1/1/2014	429,099	$169,814

(1)	In connection with the 2014 Reorganization, outstanding equity incentive units were converted into the number of shares of restricted stock set forth above for each of our named executive officers on January 1, 2014. Shares of restricted stock vest in accordance with the terms described above. See “Executive Compensation—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units and Restricted Stock Awards” for more details.
(2)	Amounts represent the aggregate grant date fair value of restricted stock granted to each named executive officer in 2014 computed in accordance with ASC 718, with the exception that the amount shown assumes no forfeitures. A discussion of the assumptions used in the calculation of these amounts is included in Note 9. “Stockholders’ Equity and Stock-Based Compensation” in Software’s annual consolidated financial statements included in this Annual Report on Form 10-K.

2014 Fiscal Year Outstanding Equity Awards At Fiscal Year-End Table

The following table lists all of the outstanding stock awards held by each of the Company’s named executive officers on December 31, 2014. The table also includes the value of the stock awards based on the fair market value of our common stock as of December 31, 2014:

		Stock Awards
Name	Grant Date	Number of Shares of Stock That Have Not Vested(1)	Market Value of Shares of Stock That Have Not Vested ($)(2)
Chad Richison	1/1/2014	2,974,915	$78,329,512
Craig E. Boelte	1/1/2014	266,944	$7,028,636
Jeffrey D. York	1/1/2014	270,770	$7,129,374
William X. Kerber III	1/1/2014	266,944	$7,028,636

(1)	Shares of restricted stock vest in accordance with the terms described above. See “—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units—Material Terms of Equity Incentive Units and Restricted Stock Awards” for more details.
(2)	Amounts shown reflect the value of our restricted stock calculated by multiplying the number of unvested shares of restricted stock by the closing price of our common stock on the NYSE on December 31, 2014, which was $26.33 per share.

Fiscal Year 2014 Option Exercises and Stock Vested Table

The following table lists the vesting of restricted stock awards for each of the Company’s named executive officers during the year ended December 31, 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting ($)(2)
Chad Richison	2,348,992	$62,558,933
Craig E. Boelte	162,155	$3,982,535
Jeffrey D. York	164,214	$4,032,604
William X. Kerber III	162,155	$3,982,535

(1)	Shares of restricted stock vested in accordance with the terms described above. See “—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units—Material Terms of Equity Incentive Units and Restricted Stock Awards” for more details.
(2)	Amounts shown reflect the value of our restricted stock calculated by multiplying the number of vested shares of restricted stock by the closing price of our common stock on the NYSE on the date of vesting or, in the case of shares vesting prior to our initial public offering, the price to the public of our common stock on the date of our initial public offering.

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Messrs. Minicucci and Swani. None of the members of our compensation committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation or similar committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Arrangements Adopted in Connection with our Initial Public Offering

Long-Term Incentive Plan

We adopted the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”), effective January 1, 2014, which permits us to grant an array of equity-based incentive awards to our named executive officers and other key employees, key contractors and outside directors of the Company. The following is a summary of the material terms of the 2014 Plan.

Purpose. The purpose of the 2014 Plan is to:

•	increase the interests of recipients of awards under the 2014 Plan in the Company’s welfare;

•	advance the Company’s interests by attracting and retaining qualified employees, outside directors and other persons providing services to the Company and/or its related companies; and

•	provide a means through which the Company may attract able persons as employees, contractors and outside directors.

Administration. The 2014 Plan is generally administered by the compensation committee of the board of directors. The compensation committee determines the recipients of awards, the types of awards to be granted and the applicable terms, provisions, limitations and performance requirements of such awards. The compensation committee also has the authority to conclusively interpret the 2014 Plan and any award agreements under the plan. The compensation committee may delegate certain duties to one or more officers of the Company as provided in the 2014 Plan.

Types of Awards. The 2014 Plan provides for grants of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units, (“RSUs”), performance awards, dividend equivalent rights, and other awards.

•	Stock Options. A stock option is a contractual right to purchase shares at a future date at a specified exercise price. The per share exercise price of a stock option is determined by our compensation committee and many not be less than the fair market value of a share of our common stock on the grant date (or higher for certain employees receiving ISOs). The compensation committee determines the date after which each stock option may be exercised and the expiration date of each option, which may not exceed ten years from the grant date. The compensation committee may grant either ISOs qualifying under Section 422 of the Code or NQSOs, provided that only employees of the Company and its subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs.

•	SARs. SARs represent a contractual right to receive, in cash or shares, an amount equal to the appreciation of one share of our common stock from the grant date. The grant price of a SAR cannot be less than the fair market value of a share of our common stock on the grant date. The compensation committee determines the date after which each SAR may be exercised and the expiration date of each SAR, which may not exceed ten years from the grant date.

•

Restricted Stock. Restricted stock is an award of shares of our common stock that are subject to restrictions on transfer and a substantial risk of forfeiture because of termination of service or failure to achieve certain performance conditions. Shares of restricted stock may be subject to restrictions which do not permit the holder to sell, transfer, pledge or assign his shares. The compensation committee determines the vesting and forfeiture conditions for each grant of restricted stock.

•	RSUs. RSUs represent a contractual right to receive the value of a share of our common stock at a future date, subject to specified vesting and other restrictions determined by the compensation committee. The compensation committee determines the vesting conditions, payment dates, and forfeiture conditions for each grant of RSUs.

•	Performance Awards. Performance awards, which may be denominated in cash or shares, are earned on the satisfaction of performance conditions specified by our compensation committee at the end of a specified performance period. The compensation committee determines the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2014 Plan, and to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance. To the extent the Company determines that Section 162(m) of the Code shall apply to a performance award granted under the 2014 Plan, it is the intent of the Company that performance awards constitute “performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations thereunder. Further, if complying with Section 162(m) of the Code, no participant may receive performance awards in any calendar year which have an aggregate value of more than $74,128,902, and if such awards involve the issuance of common stock, the aggregate value shall be based on the fair market value of such shares on the time of grant of such awards. In certain circumstances, the compensation committee may, in its discretion, determine that the amount payable with respect to certain performance awards will be reduced from the amount of any potential awards. However, the compensation committee may not, in any event, increase the amount of compensation payable to an individual upon the attainment of a performance goal intended to satisfy the requirements of Section 162(m) of the Code. With respect to a performance award that is not intended to satisfy the requirements of Section 162(m) of the Code, if the compensation committee determines in its sole discretion that the established performance measures or objectives are no longer suitable because of a change in the Company’s business, operations, corporate structure, or for other reasons that the compensation committee deems satisfactory, it may modify the performance measures or objectives and/or the performance period.

•	Dividend Equivalent Rights. Dividend equivalent rights represent the right of the participant to receive cash or stock equal in value to the dividends that would have been paid on the shares of common stock specified in the award if such shares were held by the participant.

•	Other Awards. Our compensation committee is authorized to grant other forms of awards, based upon, payable in, or otherwise related to, in whole or in part, shares of common stock if the compensation committee determines that such other form of award is consistent with the purpose and restrictions of the 2014 Plan.

Performance Measures. Awards of restricted stock, RSUs, performance awards and other awards under the 2014 Plan may be made subject to the attainment of performance goals relating to one or more business criteria used to measure the performance of the Company as a whole or any business unit of the Company, which, where applicable, shall be within the meaning of Section 162(m) of the Code and consist of one or more or any combination of the following criteria: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of the Company’s common stock; return on assets, equity or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; or total return to stockholders (the “Performance Criteria”). Any Performance Criteria may be used to measure the performance of the Company as a whole or any business unit of the Company and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) extraordinary, unusual and/or non-recurring items of gain or loss, (ii) gains or losses on the disposition of a business, (iii) changes in tax or accounting regulations or laws, (iv) the effect of a merger or acquisition, as identified in the Company’s quarterly and annual earnings releases, or other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with the Company’s financial statements, under generally accepted accounting principles, or under a methodology established by the compensation committee prior to the issuance of an award which is consistently applied and identified in the audited financial statements, including footnotes, or the Compensation Discussion and Analysis section of the Company’s annual report or proxy statement. However, to the extent Section 162(m) of the Code is applicable, the compensation committee may not in any event increase the amount of compensation payable to an individual upon the attainment of a performance goal.

Authorized Shares. We have reserved 11,350,881 of our shares of common stock for issuance pursuant to the 2014 Plan, of which 100% may be delivered pursuant to ISOs. In addition, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an officer of the Company subject to Section 16 of the Exchange Act, or a “covered employee” as defined in Section 162(m)(3) of the Code during any calendar year is limited to 5,323,907 shares of common stock. To the extent any award under the 2014 Plan is forfeited, expired or cancelled, then the number of shares of common stock covered by the award or stock option so forfeited, expired or canceled will again be available for awards under the 2014 Plan.

Capital Adjustments. In the event that any extraordinary dividend or other extraordinary distribution, recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of common stock or other securities of the Company, issuance of warrants or other rights to purchase common stock or other securities of the Company, or other similar corporate transaction or event affects the fair value of an award, the compensation committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event:

•	the number of shares and type of common stock (or the securities or property) which thereafter may be made the subject of awards;

•	the number of shares and type of common stock (or other securities or property) subject to outstanding awards;

•	the number of shares and type of Common Stock (or other securities or property) specified as the annual per-participant limitation specified in the 2014 Plan;

•	the option price of each outstanding award;

•	the amount, if any, the Company pays for forfeited shares of common stock; and

•	the number of or SAR price of shares of common stock then subject to outstanding SARs previously granted and unexercised under the plan, to the end that the same proportion of the Company’s issued and outstanding shares of common stock in each instance shall remain subject to exercise at the same aggregate SAR price, provided that, the number of shares of common stock (or other securities or property) subject to any award shall always be a whole number.

Notwithstanding the foregoing, no adjustment shall be made or authorized to the extent that such adjustment would cause the 2014 Plan or any award to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which the Company is subject.

Eligibility. Any employees, contractors and outside directors whose judgment, initiative and efforts contributed or may be expected to contribute to the successful performance of the Company are eligible to receive awards under the 2014 Plan.

Vesting; Termination of Service. The compensation committee, in its sole discretion, may determine that an award will be immediately vested in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its grant date, or until the occurrence of one or more specified events, subject in any case to the terms of the 2014 Plan. If the compensation committee imposes conditions upon vesting, then, except as otherwise provided below, subsequent to the grant date the compensation committee may, in its sole discretion, accelerate the date on which all or any portion of the award may be vested. “Full Value Awards” (i.e., restricted stock or RSUs) that constitute performance awards must vest no earlier than one year after the date of grant, and Full Value Awards that are payable upon the completion of future services must vest no earlier than over the three year period commencing on the date of grant.

Notwithstanding the foregoing, the compensation committee may, in its sole discretion, accelerate the vesting or waive any applicable restriction period for such Full Value Awards, provided that the shares of common stock subject to such awards shall be “Exempt Shares” (as defined in the 2014 Plan), unless such acceleration or waiver occurs by reason of the participant’s death, disability, retirement, or occurrence of a change in control. The number of Exempt Shares is limited to 10% of the number of shares available for issuance under the 2014 Plan, plus the total number of shares subject to awards that are received in exchange for incentive units in Holdings. The compensation committee may impose on any award, at the time of grant or thereafter, such additional terms and conditions as the compensation committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The compensation committee will specify the circumstances under which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise determined by the compensation committee, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period.

Change in Control. Upon the effective date of any change in control (as defined in the 2014 Plan), merger, consolidation or share exchange, or any issuance of bonds, debentures, preferred or preference stocks ranking prior to or otherwise affecting the common stock or the rights thereof (or any rights, options, or warrants to purchase same), or any proposed sale of all or substantially all of the assets of the Company, or of any dissolution or liquidation of the Company, all awards granted under the 2014 Plan may be cancelled by the Company upon (i) notice and a ten (10) day period during which the participant is permitted to purchase such shares of common stock subject to such awards or (ii) payment to the holder of an amount equal to a reasonable estimate of the difference between the fair market value of a share of stock underlying such award and the price per share of such award to be paid by the participant, multiplied by the number of shares subject to the award.

Transferability. Awards under the plan generally may not be transferred, assigned, pledged, hypothecated or otherwise conveyed or encumbered other than by will or the laws of descent and distribution; provided, however, that the compensation committee may permit transfers to or for the benefit of the participant’s family.

Effective Date and Expiration; Termination and Amendment. The 2014 Plan became effective on January 1, 2014, and will terminate on January 1, 2024, unless it is terminated earlier by our board of directors. No awards may be made under the 2014 Plan after its expiration date, but awards made prior thereto may extend beyond that date. Our board of directors may at any time and from time to time, without the consent of the participants, alter, amend, revise, suspend, or discontinue the 2014 Plan in whole or in part. Our board of directors does not need stockholder approval to amend our 2014 Plan unless required by any securities exchange or inter-dealer quotation system on which the common stock is listed or by applicable law. Unless required by law, no action by our board of directors regarding amendment or discontinuance of the 2014 Plan may adversely affect any rights of any participants or obligations of the Company to any participants with respect to any outstanding award under the 2014 Plan without the consent of the affected participant.

Employment Agreements

On December 30, 2013, we entered into employment agreements with each of our named executive officers, each of which were effective on, and not effective until, January 1, 2014. With the exception of the annual compensation (base salary and annual bonus potential), the material terms of the employment agreements of all four of our named executive officers are substantially the same. The summary of the employment agreements below does not contain complete descriptions of all provisions of the employment agreements of our named executive officers, copies of which will be included as exhibits to this Annual Report on Form 10-K.

Under the employment agreements, Mr. Richison is entitled to receive an annual base salary of no less than $555,197, Mr. Boelte is entitled to receive an annual base salary of no less than $291,600, Mr. York is entitled to receive an annual base salary of no less than $356,400 and Mr. Kerber is entitled to receive an annual base salary of no less than $291,600. Each named executive officer is eligible to receive an annual bonus equal to 100% of his base salary (for Messrs. Richison and Boelte) or 75% of his base salary (for Messrs. York and Kerber), with the amount of such bonus to be determined by our compensation committee in accordance with the plans, policies and procedures adopted by the compensation committee from time to time.

The employment agreements also provide that each named executive officer is eligible to participate in, or receive benefits under, the Company’s executive benefit plan and any plan or arrangement made available to our employees, including any health, dental, vision, disability, life insurance, 401(k), or other retirement programs in accordance with the terms and conditions of such plans or arrangements. Each named executive officer is also entitled to vacation time, Company automobile and reimbursement of business expenses. In addition, we have agreed to provide Mr. Richison the use of a private aircraft, home security while he travels on Company business and a country club membership.

In connection with the employment agreements, each named executive officer agreed to confidentiality, noncompetition, noninterference and intellectual property protection provisions.

The employment agreements have initial terms of three (3) years following the consummation of our initial public offering and automatically renew for successive one (1) year periods, unless earlier terminated by the Company or the named executive officer. Each named executive officer’s employment terminates upon death, disability, termination by the Company with or without “cause,” or termination by the named executive officer with or without “good reason.” In each case, the named executive officer is entitled to (i) payment of any earned but unpaid salary and accrued but unused vacation time and (ii) payment of any business expenses incurred but not reimbursed. In addition, if the named executive officer’s employment is terminated by the Company without cause or by the named executive officer with good reason, subject to the execution and return of a release of claims, the named executive officer is entitled to (i) continuation of his base salary for the length of the remaining “Restricted Period” following his termination, (ii) continuation of health insurance benefits for the length of the remaining Restricted Period, and (iii) a pro rata amount of the bonus the named executive officer would have earned as determined by the compensation committee for the year in which the termination occurred. For purposes of the employment agreements, the “Restricted Period” will elapse upon the later of thirty-six (36) months following the consummation of our initial public offering or twelve (12) months following the named executive officer’s date of termination of employment.

Each of the employment agreements define “cause” generally as (i) the repeated failure to perform such duties as are lawfully requested by the board of directors, (ii) the failure by named executive officer to observe material policies of the Company and its subsidiaries, (iii) gross negligence or willful misconduct in the performance of his duties, (iv) the material breach of employment or any non-competition, non-solicitation or similar restrictive agreement with the Company, (v) fraud, embezzlement, disloyalty or dishonesty with respect to the Company, (vi) use of illegal drugs or repetitive abuse of other drugs or alcohol which interferes with the performance of his duties, or (vii) the commission of any felony or of a misdemeanor involving dishonesty, disloyalty or moral turpitude. Each of the employment agreements define “good reason” as (i) any material reduction by the Company in the named executive officer’s base salary without prior consent, (ii) following a change in control, any change in the named executive officer’s status, reporting, duties or position that represents a demotion or diminution from such named executive officer’s prior status, or (iii) any material breach by the Company of the employment agreement between the Company and the named executive officer; provided that the named executive officer shall not be deemed to have been terminated for “good reason” unless he delivers to the Company written notice specifying the alleged “good reason” within thirty (30) days after he learns of the circumstances giving rise to “good reason,” within thirty (30) days following delivery of such notice, the Company has failed to cure such circumstances and the named executive officer resigns within fifteen (15) days after the end of the cure period.

In connection with the employment agreements, we issued shares of restricted stock under our 2014 Plan to each of our named executive officers on January 1, 2014 to replace unvested management incentive units held by our named executive officers prior to the 2014 Reorganization. These grants are designed to provide our named executive officers with shares of restricted stock equivalent in value to the equity incentive units they held prior to the 2014 Reorganization and are subject to the terms of the respective restricted stock award agreements with each officer. Our named executive officers were issued shares of restricted stock in the following amounts:

Name	Number of Shares of Restricted Stock Subject to Time Vesting Awards(1)	Number of Shares of Restricted Stock Subject to Performance Vesting Awards(1)
Chad Richison	1,239,670	4,084,237
Craig E. Boelte	197,451	231,648
Jeffrey D. York	200,396	234,588
William X. Kerber III	197,451	231,648

(1)	For additional information concerning the vesting conditions of the restricted stock, see “Executive Compensation—Narrative Discussion Regarding Summary Compensation Table—Equity Incentive Units and Restricted Stock Awards.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 30, 2015, for:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC . Under such rules, a person is generally deemed to beneficially own a security if such person has sole or shared voting or investment power with respect to that security, including with respect to options and warrants that are currently exercisable or exercisable within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to community property laws where applicable.

Applicable percentage ownership is based on 53,848,094 shares of common stock outstanding at January 30, 2015. Unless otherwise indicated below, the number of shares of common stock outstanding excludes 4,524,708 shares of unvested restricted stock that were subject to time-based or performance-based vesting conditions as of January 30, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we consider shares of unvested restricted stock held by that person to be outstanding only with respect to such person because he or she has the right to vote such stock under the 2014 Plan.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	%
5% Stockholders:
Welsh, Carson, Anderson & Stowe X, L.P.(2)(3)	21,926,454	40.7
WCAS Capital Partners IV, L.P.(2)(3)	232,998	*
WCAS Management Corporation(2)(3)	117,710	*
Ernest Group, Inc.(4)	7,170,999	13.3
Non-Employee Directors:
Jason D. Clark	400	*
Robert J. Levenson(3)(5)	313,559	*
Rob Minicucci	—	*
Conner Mulvee	—	*
Frederick C. Peters II	15,500	*
Sanjay Swani	—	*
Named Executive Officers:
Chad Richison(3)(6)	13,071,329	23.0
Craig E. Boelte(7)	551,769	1.0
Jeffrey D. York(3)(8)	1,370,391	2.5
William X. Kerber III(3)(9)	1,348,175	2.5
All directors and current executive officers as a group (10 persons)	16,671,123	28.9

*	Less than one percent of common stock outstanding.
(1)	Unless otherwise indicated, the address of each beneficial owner in the table above is c/o Paycom Software, Inc., 7501 W. Memorial Road, Oklahoma City, Oklahoma 73142.
(2)	The stockholders are WCAS X, WCAS Capital IV and WCAS Management Corporation. WCAS X Associates LLC (“X Associates”), is the general partner of WCAS X. The managing members of X Associates are Patrick Welsh, Bruce Anderson, Russ Carson, Tony de Nicola, Paul Queally, Jon Rather, Sanjay Swani, Chris Solomon, Scott Mackesy, Sean Traynor, Eric Lee, Mike Donovan, Brian Regan, Tom Scully and Tony Ecock. As a result, and by virtue of the relationships described above, each of the managing members of X Associates may be deemed to share beneficial ownership of the shares owned by WCAS X. The general partner of WCAS Capital IV is WCAS CP IV Associates LLC (“CP Associates”). The managing members of CP Associates are Patrick Welsh, Bruce Anderson, Russ Carson, Tony de Nicola, Paul Queally, Jon Rather, Sanjay Swani, Chris Solomon, Scott Mackesy, Sean Traynor, Eric Lee, Mike Donovan, Brian Regan, Tom Scully and Tony Ecock. As a result, and by virtue of the relationships described above, each of the managing members of CP Associates may be deemed to share beneficial ownership of the shares owned by WCAS Capital IV. WCAS Management Corporation is the investment manager for WCAS X. The members of the board of directors of WCAS Management Corporation are Jon Rather, Paul Queally, Tony de Nicola and Russ Carson. As a result, and by virtue of the relationships described above, each of the directors of WCAS Management Corporation may be deemed to share beneficial ownership of the shares owned by WCAS Management Corporation. The address of each of the entities identified in this footnote is 320 Park Avenue, Suite 2500, New York, New York 10022.
(3)	The stockholder is a party to the Stockholders Agreement, which provides for certain voting obligations and appoints X Associates as such person’s attorney-in-fact in order to vote the stockholder’s shares for certain matters. For additional information concerning the Stockholders Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement”.
(4)	Ernest Group, Inc. is a private corporation that is wholly owned by Mr. Richison and certain trusts for Mr. Richison’s children, for which Mr. Richison serves as trustee. Mr. Richison may be deemed to beneficially own the shares of common stock owned by Ernest Group, Inc.

(5)	Includes 62,186 shares of common stock owned by Lenox Capital Group, LLC, for which Mr. Levenson is the managing member.
(6)	Includes 7,170,999 shares of common stock owned by Ernest Group, Inc., 229,135 shares of common stock owned by The Ruby Group, Inc. and 2,974,915 unvested shares of restricted stock. Mr. Richison is the sole director of Ernest Group, Inc. and Ernest Group, Inc. is wholly owned by Mr. Richison and certain trusts for Mr. Richison’s children, for which Mr. Richison serves as trustee. Mr. Richison may be deemed to beneficially own the shares of common stock owned by Ernest Group, Inc. Mr. Richison is the sole director and sole shareholder of The Ruby Group, Inc. and may be deemed to beneficially own the shares of common stock owned by The Ruby Group, Inc.
(7)	Includes 266,944 unvested shares of restricted stock.
(8)	Includes 270,770 unvested shares of restricted stock.
(9)	Includes 879,877 shares of common stock owned by WK-EGI, Inc. and 266,944 unvested shares of restricted stock. Mr. Kerber is the sole director of WK-EGI, Inc. and WK-EGI, Inc. is wholly owned by Mr. Kerber and certain trusts for which Mr. Kerber serves as trustee. Mr. Kerber may be deemed to beneficially own the shares of common stock owned by WK-EGI, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have described transactions since January 1, 2014 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest below.

The 2014 Reorganization

In anticipation of our initial public offering, we consummated the 2014 Reorganization as described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—The 2014 Reorganization,” which description is incorporated by reference herein.

2017 Note

In connection with the 2014 Reorganization, we assumed the 2017 Note that was issued by WCAS Holdings payable to WCAS X. As of March 31, 2014, the outstanding principal amount of the 2017 Note was $46.2 million (which excluded accrued interest of $1.6 million). The 2017 Note was due on April 3, 2017 and interest was payable at an annual rate of 14.0%, payable semiannually in arrears on June 30 and December 31 of each year. We could, at our option, choose to defer all or a portion of the accrued interest on the note that was due and payable on any payment date, provided that such amount of accrued interest was added to the principal amount of the note on such interest payment date (with the accrued but unpaid interest bearing interest at an annual rate of 14.0%). In April 2014, we paid off the outstanding principal balance of $46.2 million and accrued interest of $1.6 million under the 2017 Note with proceeds from our initial public offering and existing cash.

Stockholders Agreement

Election of Directors

In connection with the 2014 Reorganization, we and the Stockholders Agreement Parties entered into the Stockholders Agreement. Among other things, the Stockholders Agreement provides that for so long as the parties thereto continue to collectively hold 40% of our issued and outstanding shares of common stock, each party will vote and take all other necessary and desirable action within such party’s control to (i) cause the authorized number of directors of our board of directors to be established at seven and (ii) elect to our board of directors:

•	three representatives designated by the holders of a majority of the shares of common stock held by WCAS X and any of its affiliates to which shares of common stock are transferred pursuant to the Stockholders Agreement;

•	one representative designated by the holders of a majority of the shares of common stock held by WCAS Capital IV and any of its affiliates to which shares of common stock are transferred pursuant to the Stockholders Agreement; and

•	subject to certain conditions, one representative designated by the holders of a majority of the shares of common stock held by the Minority Holders, who shall be Chad Richison for so long as he is employed by us.

As such, Welsh, Carson, Anderson & Stowe and its affiliates have effectively designated four representatives to our initial board of directors. Messrs. Levenson, Swani and Minicucci were designated by WCAS X. Mr. Mulvee was designated by WCAS Capital IV.

Under the Stockholders Agreement, each of the Stockholders Agreement Parties has also appointed WCAS X as such person’s true and lawful proxy and attorney-in-fact to vote at any annual or special meeting of stockholders or to take any action by written consent in lieu of such meeting for the election or removal of directors and other related matters expressly covered by the Stockholders Agreement.

Termination

The Stockholders Agreement will terminate upon the latest of the date on which: (i) Chad Richison ceases to be our chief executive officer, (ii) the date on which Chad Richison ceases to be a director and (iii) the parties to the Stockholders Agreement collectively own less than 40% of our issued and outstanding shares of common stock.

Registration Rights Agreement

In connection with the 2014 Reorganization, we and Paycom Payroll, LLC (“Payroll”), the WCAS Funds, WCAS Holdings, the Estate of Richard Aiello, Robert J. Levenson, Sue Ann Jordan, Chad Richison, Jeffrey D. York and certain entities affiliated with these individuals became parties to a registration rights agreement (the “Registration Rights Agreement”). The parties to the Registration Rights Agreement are entitled to certain rights with respect to registration of shares of our common stock under the Securities Act. These shares are referred to as registrable securities. The holders of these registrable securities will possess the registration rights contained in the Registration Rights Agreement that are described in additional detail below.

Demand Registration Rights

Under the Registration Rights Agreement, upon the written request of the holders of a majority of the registrable securities owned by WCAS Holdings and its affiliates to register all or part of their registrable securities on a registration statement under the Securities Act, we will be obligated to register the sale of all registrable securities that holders may request in writing to be registered within 20 days of the mailing of a notice by us to all holders of such registration. We are required to effect no more than four registration statements on Form S-1, subject to certain exceptions, and an unlimited number of registration statements on Form S-3. We may postpone the filing of a registration statement for up to 120 days once in a 12-month period if in the good faith judgment of our board of directors such registration would be materially harmful to our economic prospects, and we are not required to effect the filing of a registration statement within six months following the effective date of a previous registration of the registrable securities.

Piggyback Registration Rights

If we register any of our securities for public sale, we will have to register all registrable securities that the holders of such securities request in writing be registered within 20 days of mailing of notice by us to all holders of the proposed registration, subject to certain exceptions. However, this right does not apply to a registration statement on Form S-8 or S-4 or a demand registration. The managing underwriter of any underwritten offering will have the right to limit, due to marketing reasons, the number of shares registered by these holders.

Form S-3 Registration Rights

To the extent we are eligible to use a registration statement on Form S-3, the holders of a majority of the registrable securities owned by WCAS Holdings and its affiliates can request that we register all or a portion of their shares on a registration statement on Form S-3. We are required to use our best efforts to file one or more registration statements on Form S-3 upon the exercise of these rights, subject to certain exceptions.

Registration Expenses

We are required to pay all expenses incurred in connection with each of the registrations described above, including expenses incurred in connection with this registration, except for underwriting discounts and commissions. We are also required to pay the expenses incurred by the parties to the Registration Rights Agreement, including WCAS Holdings and its affiliates and the Estate of Richard Aiello, in connection with the registration of shares of common stock in a follow-on offering that closed in January 2015. We also agreed to pay expenses incurred in connection with the follow-on offering on behalf of Hank Binkowski and Shannon Rowe, who is the sister of Chad Richison, our president and chief executive officer. The total amount of these expenses was less than $100 thousand.

Expiration of Registration Rights

The registration rights described above will terminate as to any stockholder as such time as the stockholder no longer holds shares of common stock.

2022 Note

In connection with the April 2012 Corporate Reorganization we entered into the 2022 Note with WCAS Capital IV. The 2022 Note was due on April 3, 2022 and interest accrued at a rate of 10% per annum and was payable semiannually in arrears on December 31 and June 30 of each year. We could, at our option, choose to defer all or a portion of the accrued interest on the 2022 Note that was due and payable on any payment date, provided that such amount of accrued interest was multiplied by 1.3 and added to the principal amount of the note on such interest payment date (with the result that such interest will have accrued at an effective rate of 13.0% instead of 10.0% through such payment date). In April 2014, we paid off the outstanding principal balance of the 2022 Note of $18.8 million and the associated amortized discount of $4.1 million with proceeds from our initial public offering and from existing cash.

Payables

At December 31, 2013, Holdings owed $0.1 million, to Welsh, Carson, Anderson and Stowe, representing tax distributions and travel expenses paid by Welsh, Carson, Anderson and Stowe and charged to Holdings. In April 2014, we paid off the balance of this payable.

Lease of Office Space

For the year ended December 31, 2014 we paid rent on our Dallas office space in the amount of $0.3 million. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Jeffrey D. York, our chief sales officer, owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

Indemnification of Directors and Officers

We have entered and intend to continue to enter into indemnification agreements with our directors which, subject to certain exceptions, require us to indemnify such persons to the fullest extent permitted by applicable law, including indemnification against certain expenses, including attorneys’ fees, judgments, fines or penalties or other amounts paid in settlement in connection with any legal proceedings to which the director was, or is threatened to be made, a party by reason of the fact that such director is or was a director, officer, employee, fiduciary or agent of the Company or was serving as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise at the express written request of the Company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, the best interest of the Company and, with respect to any criminal proceeding, in a manner in which such person would have had no reasonable cause to believe his conduct was unlawful. Subject to certain limitations, these indemnification agreements also require us to advance expenses to our directors in advance of the final disposition of any action or proceeding for which indemnification is required or permitted.

Directed Share Program

Chad Richison, our president, chief executive officer and director, Craig E. Boelte, our chief financial officer, William X. Kerber III, our chief information officer and Frederick C. Peters II, our director, on behalf of themselves and certain of their affiliates, purchased 52,600, 5,000, 5,000 and 5,000 shares of our common stock in our initial public offering in April 2014 for an aggregate purchase price of approximately $789,000, $75,000, $75,000 and $75,000, respectively, pursuant to the directed share program that was conducted in connection with our initial public offering.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us, in which the amount involved exceeds $120,000, without the prior review and approval of our audit committee. In approving or rejecting any such proposal, our audit committee will consider all of the relevant facts and circumstances of the related party transaction and the related party’s relationship and interest in the transaction. All of the transactions described above were entered into prior to the adoption of this policy, except for the entry into the Stockholders Agreement, Registration Rights Agreement, the repayment of the 2022 Note and the 2017 Note and the participation of our executive officers in the directed share program. All of the transactions described above were either approved or ratified in accordance with the terms of this policy.

Item 14.	Principal Accounting Fees and Services

The audit committee of our board of directors selected Grant Thornton LLP (“Grant Thornton”) to serve as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2015.

The following table sets forth the aggregate fees billed by Grant Thornton for the fiscal years ended December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Audit fees (1)	$815	$497
Audit-related fees (2)	31	15
Tax fees (3)	23	10
All other fees (4)	0	17

Total fees	$869	$539

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, consultations concerning financial reporting in connection with acquisitions and issuances of auditor consents and comfort letters in connection with registration statements filed with the SEC and related securities offerings. Fiscal 2014 audit fees include fees related to our initial public offering including audit of our fiscal 2011, fiscal 2012 and fiscal 2013 financial statements, and related filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.
(4)	All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-approval of Audit and Non-audit Services Performed by Independent Registered Public Accounting Firm

The audit committee has determined that all services performed by Grant Thornton are compatible with maintaining the independence of Grant Thornton. The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Unless the specific service has been pre-approved with respect to that year, the audit committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as part of this Form 10-K

(1)	Consolidated Financial Statements: The following consolidated financial statements of Paycom Software, Inc., together with the report thereon, of Grant Thornton LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income (Loss), Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows, Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: Financial statement schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

(3)	Exhibits:

The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description

2.1	Merger Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Paycom Merger Sub, LLC, dated December 30, 2013 (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

Exhibit No.	Description

2.2	Contribution Agreement, by and between WCAS Capital Partners, IV, L.P. and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.3	Contribution Agreement, by and among Welsh, Carson, Anderson & Stowe X, L.P., WCAS Management Corporation and Paycom Software, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 2.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

2.4	Contribution Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated December 30, 2013 (incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

3.1	Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

3.2	Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

4.2	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

4.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.1	Form of Indemnification Agreement between Paycom Software, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.2	Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.3	Form of Restricted Stock Award Agreement (Post-IPO) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.4	Form of Restricted Stock Award Agreement for Non-Executives (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.5	Form of Restricted Stock Award Agreement for Executives with Employment Agreements (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

Exhibit No.	Description

10.6	Form of Restricted Stock Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.7	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Chad Richison, dated December 30, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.8	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Craig E. Boelte, dated December 30, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.9	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Jeffrey D. York, dated December 30, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.10	Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and William X. Kerber III, dated December 30, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.11	Consolidated, Amended and Restated Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.12	First Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.13	Second Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.14	4.75% Consolidated, Amended, Restated and Increased Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.15	Real Property Purchase Agreement by and between Paycom Payroll, LLC and Kilpatrick Partners, L.L.C., dated November 28, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.16	Real Property Purchase Agreement by and between Paycom Payroll, LLC Kilpatrick Partners, L.L.C., dated October 16, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.17	Right of First Refusal Agreement, by and between Kilpatrick Partners, L.L.C. and Paycom Payroll, LLC, dated October 4, 2013 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

Exhibit No.	Description

10.18	Disgorgement Agreement, by and between Paycom Software, Inc. and Robert J. Levenson, dated January 12, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 dated January 12, 2015, filed with the SEC on January 12, 2015).

21.1*	List of subsidiaries of the Company

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Paycom Software, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2015

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 26, 2015

/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Jason D. Clark
Jason D. Clark Director

/s/ Robert J. Levenson
Robert J. Levenson Director

/s/ Rob Minicucci
Rob Minicucci Chairman of the Board

/s/ Conner Mulvee
Conner Mulvee Director

/s/ Frederick C. Peters II
Frederick C. Peters II Director

/s/ Sanjay Swani
Sanjay Swani Director