Form 10-Q
period 2015-03-31
Paycom Software, Inc.
filed 2015-05-13
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-36393

Paycom Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0957485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7501 W. Memorial Road

Oklahoma City, Oklahoma  73142

(Address of principal executive offices, including zip code)

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

As of May 1, 2015, the registrant had 58,370,980 shares of common stock outstanding, including 1,320,296 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$35,673	$25,144
Restricted cash	-	371
Accounts receivable	1,684	2,794
Prepaid expenses	3,044	1,952
Inventory	718	195
Income tax receivable	-	935
Deferred tax assets, net	869	1,445
Current assets before funds held for clients	41,988	32,836
Funds held for clients	591,563	660,557
Total current assets	633,551	693,393
Property and equipment, net	48,692	47,919
Deposits and other assets	764	645
Goodwill	51,889	51,889
Intangible assets, net	4,693	5,096
Total assets	$739,589	$798,942
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,527	$3,042
Income tax payable	3,353	-
Accrued commissions and bonuses	1,568	5,080
Accrued payroll and vacation	3,160	1,582
Deferred revenue	2,662	2,535
Current portion of long-term debt	862	855
Accrued expenses and other current liabilities	7,309	5,121
Current liabilities before client funds obligation	21,441	18,215
Client funds obligation	591,563	660,557
Total current liabilities	613,004	678,772
Deferred tax liabilities, net	2,430	3,107
Long-term deferred revenue	18,114	16,802
Long-term debt, less current portion	25,652	26,123
Total long-term liabilities	46,196	46,032
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 56,563,541 and 53,832,782 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	566	538
Additional paid in capital	68,165	67,937
Retained earnings	11,658	5,663
Total stockholders' equity	80,389	74,138
Total liabilities and stockholders' equity	$739,589	$798,942

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Recurring	$54,351	$36,454
Implementation and other	871	531
Total revenues	55,222	36,985
Cost of revenues
Operating expenses	7,471	6,292
Depreciation	810	630
Total cost of revenues	8,281	6,922
Administrative expenses
Sales and marketing	21,229	15,681
Research and development	1,867	882
General and administrative	11,984	9,268
Depreciation and amortization	1,323	1,091
Total administrative expenses	36,403	26,922
Total operating expenses	44,684	33,844
Operating income	10,538	3,141
Interest expense	(332)	(2,067)
Other income, net	33	769
Income before income taxes	10,239	1,843
Provision for income taxes	4,244	783
Net income	$5,995	$1,060
Net income per share, basic	$0.11	$0.02
Net income per share, diluted	$0.11	$0.02
Weighted average shares outstanding:
Basic	54,749,951	45,721,584
Diluted	56,562,661	48,371,169

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$5,995	$1,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,133	1,721
Amortization of debt discount	-	64
Amortization of debt issuance costs	13	6
Non-cash stock-based compensation	254	93
Net change of derivative liability	-	(635)
Deferred taxes, net	(101)	577
Changes in operating assets and liabilities:
Accounts receivable	1,110	968
Prepaid expenses	(1,092)	(725)
Inventory	(523)	126
Deposits and other assets	(119)	(110)
Accounts payable	(515)	(1,710)
Income taxes, net	4,288	389
Accrued commissions and bonuses	(3,512)	(2,613)
Accrued payroll and vacation	1,578	(911)
Deferred revenue	1,439	994
Accrued expenses and other current liabilities	2,188	2,437
Net cash provided by operating activities	13,136	1,731
Cash flows from investing activities
Decrease in funds held for clients	68,994	46,561
Decrease in restricted cash	371	-
Purchases of property and equipment	(2,502)	(5,160)
Net cash provided by investing activities	66,863	41,401
Cash flows from financing activities
Proceeds from issuance of long-term debt	-	4,391
Principal payments on long-term debt	(464)	(105)
Decrease in client funds obligation	(68,994)	(46,561)
Payments of deferred offering costs	-	(911)
Capital impact of reorganization	-	(183)
Payment of debt issuance costs	(12)	-
Net cash used in financing activities	(69,470)	(43,369)
Change in cash and cash equivalents	10,529	(237)
Cash and cash equivalents
Beginning of period	25,144	13,362
End of period	$35,673	$13,125

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Paycom Software, Inc. (“Software”) and its wholly-owned subsidiaries (collectively, the “Company”) is a leading provider of comprehensive, cloud-based human capital management (“HCM”) software delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications.

The Reorganization

Software and its wholly-owned subsidiary, Payroll Software Merger Sub, LLC (“Merger Sub”) were formed as Delaware entities on October 31, 2013 and December 23, 2013, respectively, in anticipation of an initial public offering (“IPO”) and were wholly-owned subsidiaries of Paycom Payroll Holdings, LLC (“Holdings”) prior to December 31, 2013.

On January 1, 2014, we consummated a reorganization pursuant to which (i) affiliates of Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital Partners IV, L.P. (“WCAS Capital IV”) and WCAS Management Corporation (collectively, “WCAS”), contributed WCAS Paycom Holdings, Inc. (“WCAS Holdings”) and WCAS CP IV Blocker, Inc. (“CP IV Blocker”), which collectively owned all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock and restricted stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and incentive units of Holdings, WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, an aggregate of 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Prior to the reorganization, WCAS Holdings held Series C Preferred Units of Holdings in the amount of $46.2 million and WCAS Holdings had a note payable to a related party due April 3, 2017, in the amount of $46.2 million. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”). Following the reorganization, Software became a holding company with its principal assets being the Series B Preferred Units of Holdings and the outstanding capital stock of WCAS Holdings and CP IV Blocker (collectively, the “2014 Reorganization”).

Unless we state otherwise or the context otherwise requires, the terms “we”, “our”, and the “Company” refer to Software and its consolidated subsidiaries.

Initial Public Offering

On April 21, 2014, we closed our initial public offering whereby an aggregate of 7,641,750 shares of our common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by us and 3,034,868 shares of common stock sold by certain selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $62.8 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 2017 Note and the 10% Senior Note due 2022 (the “2022 Note”) issued by us to WCAS Capital IV.

Follow-On Public Offering

On January 21, 2015, we closed our follow-on public offering, whereby 6,422,750 shares of our common stock were sold to the public by certain selling stockholders at a public offering price of $22.50 per share.  The Company did not receive any proceeds from the sale of these shares.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

adjustments necessary to fairly present our Condensed Consolidated Financial Position as of March 31, 2015 and December 31, 2014, our Condensed Consolidated Results of Operations for the three months ended March 31, 2015 and 2014 and our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.  Such adjustments are of a normal recurring nature.  In addition to these normal adjustments, on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, we combined the accounts “Income tax receivable” and “Income tax payable” and the accounts “Deferred tax assets” and “Deferred tax liabilities” in order to conform to the current period presentation.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 26, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include income taxes, loss contingencies, the useful life for long-lived and intangible assets, the life of our client relationships, the fair value of our stock-based awards and the fair value of our financial instruments, intangible assets and goodwill. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under circumstances. As such, actual results could materially differ from these estimates.

Summary of Significant Accounting Policies

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2014, included in the Annual Report on Form 10-K that was filed with the SEC on February 26, 2015, and have not changed.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which included a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. The standard may be delayed and become effective for us on January 1, 2018, with early adoption on January 1, 2017 permitted.  We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements.

In June 2014, the FASB issued authoritative guidance for share-based payments which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable for the period(s) in which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Accordingly, the standard is effective for us on January 1, 2016.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued authoritative guidance for intangibles related to internally developed software.  The new guidance will assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Accordingly, the standard is effective for us on January 1, 2016.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued authoritative guidance which simplifies the presentation of debt issuance costs.  Under the new guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  The new guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Accordingly, the standard is effective for us on January 1, 2016.  We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

2.	PROPERTY AND EQUIPMENT

Property and equipment and associated accumulated depreciation were as follows:

	March 31,	December 31,
	2015	2014
Property and equipment
Buildings	$28,154	$28,154
Software and capitalized software costs	9,651	8,671
Computer equipment	8,510	7,638
Rental clocks	6,995	6,596
Furniture, fixtures and equipment	4,535	4,361
Vehicles	421	421
Leasehold improvements	178	174
	58,444	56,015
Less: accumulated depreciation and amortization	(18,820)	(17,089)
	39,624	38,926
Land	8,993	8,993
Construction in process	75	-
Property and equipment, net	$48,692	$47,919

Depreciation expense for property and equipment, net, was $1.7 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three months ended March 31, 2015, we paid interest costs of $0.3 million, none of which was capitalized.  For the three months ended March 31, 2014, we paid interest costs of $0.2 million, of which $0.1 million was capitalized.

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  During the three months ended March 31, 2015 and 2014, we capitalized $0.8 million and $0.3 million of computer software development costs related to software developed for internal use, respectively.

3.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  We had goodwill of $51.9 million as of March 31, 2015 and December 31, 2014. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2014. For the year ended December 31, 2014 and for the period ended March 31, 2015, there were no indicators of impairment.

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	March 31, 2015
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	2.3	$13,997	$(10,848)	$3,149
Trade name	7.3	3,194	(1,650)	1,544
Total		$17,191	$(12,498)	$4,693

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2014
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	2.5	$13,997	$(10,498)	$3,499
Trade name	7.5	3,194	(1,597)	1,597
Total		$17,191	$(12,095)	$5,096

The weighted average remaining useful life of our intangible assets was 4.0 years as of March 31, 2015.  Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.4 million, respectively.

4.	FUNDS HELD FOR CLIENTS AND CLIENT FUNDS OBLIGATION

As part of our payroll and tax filing application, we collect funds for federal, state and local employment taxes from clients, handle applicable regulatory tax filings, correspondence and amendments, remit the funds to appropriate tax agencies, and handle other employer-related services.  Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in money market funds and certificates of deposit.  These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days.  These investments are shown in the Condensed Consolidated Balance Sheets as “Funds held for clients”, and the offsetting liability for the tax filings is shown as “Client funds obligation”.  As of March 31, 2015 and December 31, 2014, the funds held for clients were invested in demand deposits, short-term certificates of deposit and money market funds.  The interest earned on these funds is included in “Other income, net” on the Condensed Consolidated Statements of Income.

5.	LONG-TERM DEBT

Our long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
Term note to bank due May 30, 2021(1)	$26,514	$26,978
Total long-term debt (including current portion)	26,514	26,978
Less: Current portion	(862)	(855)
Total long-term debt, net	$25,652	$26,123

(1)

Our outstanding indebtedness consisted of a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”) with an outstanding principal balance of $26.5 million and $27.0 million as of March 31, 2015 and December 31, 2014, respectively. The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

The 2021 Consolidated Loan includes certain financial covenants, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions), as defined in the agreement, of greater than 1.5 to 1.0. We were in compliance with all of the covenants as of March 31, 2015.

As of March 31, 2015, the carrying value of our total long-term debt, including current portion, was $26.5 million, which approximated its fair value. As of December 31, 2014, the carrying value and fair value of our total long-term debt was $27.0 million, which approximated its fair value. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.  The fair value of variable rate long-term debt approximates market value because the cost of borrowing fluctuates based upon market conditions.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

On March 5, 2015, the Company entered into a promissory note due to Kirkpatrick Bank allowing for principal amount borrowings of up to $1.0 million to fund the construction of a new parking lot.  The note matures on September 5, 2015, with interest accruing based on the prime rate as reported in the Wall Street Journal, which was 3.75% as of March 31, 2015.  There were no outstanding borrowings under the note as of March 31, 2015.

6.	EMPLOYEE SAVINGS PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. If an employee terminates service prior to completing two years of employment, the employee will not be vested in these QACA matching contributions. The discretionary contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client funds obligation approximates fair value because of the short-term nature of the instruments.

We did not have any financial instruments that were measured on a recurring basis at either March 31, 2015 or December 31, 2014.

8.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed in a similar manner to basic EPS after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

Under the 2014 Reorganization, all the outstanding common units, Series B Preferred Units and incentive units of Holdings were exchanged for, or converted into, an aggregate of 45,708,573 shares of our common stock and 8,121,101 shares of our restricted stock as of January 1, 2014.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted net income per share (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income	$5,995	$1,060
Denominator:
Weighted average common shares outstanding	50,315,455	45,721,584
Adjustment for weighted average vested restricted stock	4,434,496	—
Shares for calculating basic EPS	54,749,951	45,721,584
Dilutive effect of unvested restricted stock	1,812,710	2,649,585
Shares for calculating diluted EPS	56,562,661	48,371,169
Net income per share:
Basic	$0.11	$0.02
Diluted	$0.11	$0.02

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

9.	STOCKHOLDERS’ EQUITY AND INCENTIVE COMPENSATION

On January 1, 2014, we consummated the 2014 Reorganization, pursuant to which (i) affiliates of WCAS contributed WCAS Holdings and CP IV Blocker, which collectively owned all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger. Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software.

The shares of restricted stock were issued subject to various vesting conditions. A portion of the restricted stock was subject to time-based vesting conditions, while a portion was subject to market-based vesting conditions. The market-based vesting conditions were based on our total enterprise value exceeding certain specified thresholds. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 2017 Note. As a result of the 2014 Reorganization, we recorded a one-time reclassification of $29.3 million of accumulated deficit to additional paid in capital on January 1, 2014. Following the 2014 Reorganization, Software became a holding company with its principal assets being the Series B Preferred Units of Holdings and the outstanding capital stock of WCAS Holdings and CP IV Blocker.

We do not receive any cash proceeds from the vesting of our restricted stock. The capitalized non-cash stock-based compensation expense related to software developed for internal use of $2 thousand and $4 thousand was included in software and capitalized software costs in “Property and equipment, net” in our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

Compensation expense for restricted stock awards with time-based vesting conditions was measured based on the fair value of the award on the grant date and recognized over the requisite service period. Compensation expense relating to the issuance of restricted stock with market-based vesting conditions was measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting conditions would be met. For restricted stock with market-based vesting conditions, 50% of the restricted stock vested upon reaching a total enterprise value of $1.4 billion on December 1, 2014 and the remaining 50% of the restricted stock vested upon reaching a total enterprise value of $1.8 billion on March 2, 2015.  The associated compensation expense adjusted for actual forfeitures was $0.2 million for the three months ended March 31, 2015 for the vesting of the restricted stock with market-based vesting conditions on March 2, 2015.

There was $0.4 million and $0.7 million of total unrecognized compensation cost related to unvested restricted stock outstanding as of March 31, 2015 and December 31, 2014, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years as of March 31, 2015.

10.	RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014, we paid rent on our Dallas office space in the amounts of $0.1 million and $0.1 million, respectively. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

In April 2014, we paid off the balance of the 2017 Note that was issued by WCAS Holdings and was payable to Welsh, Carson, Anderson & Stowe X, L.P., a related party, with proceeds from our initial public offering.

11.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

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

Legal Proceedings

On September 23, 2014, National Financial Partners Corp. filed a complaint against us in the United States District Court for the Northern District of Illinois (Civil Action No. 1:14-cv-07424). The complaint alleges trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and seeks preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. On October 20, 2014, we filed a motion to transfer the action from the Northern District of Illinois to the Western District of Oklahoma, and a memorandum in support of the motion to transfer, in the Northern District of Illinois. National Financial Partners Corp. has moved for an order preliminarily enjoining us from using our logo in the Northern District of Illinois. On January 5, 2015, we filed an answer, affirmative defenses and counterclaim in the Northern District of Illinois denying the material allegations in National Financial Corp.’s complaint and seeking a declaratory judgment that we have not engaged in any trademark infringement with respect to the use of our logo. On February 15, 2015, the Northern District of Illinois denied our motion to transfer the venue and scheduled the lawsuit for trial in the Northern District of Illinois in February 2016. On April 30, 2015, we filed an opposition to motion for preliminary injunction.  On May 7 and 8, 2015, the Northern District of Illinois held a hearing on National Financial Partners Corp.’s motion for a preliminary injunction, which was continued until May 15, 2015. We intend to vigorously defend this litigation. In the event that the court ultimately determines that we have infringed any of the asserted trademarks or grants National Financial Partners Corp.’s motion for a preliminary injunction, we may be subject to damages, which may include treble damages, be enjoined from using our current logo while the parties are litigating the merits of the claims or be required to modify our logo and/or undergo a rebranding of our solution and applications. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

We are involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2015 to 2020. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of March 31, 2015 and December 31, 2014, we had $0.9 million and $0.8 million, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three months ended March 31, 2015 and 2014 was $1.1 million and $0.6 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The estimated effective income tax rate was 41.45% and 42.47% for the three months ended March 31, 2015 and 2014, respectively.  The lower effective income tax rate for the three months ended March 31, 2015 is primarily a result of a lower ratio of nondeductible expenses to pre-tax income.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

13.	SUBSEQUENT EVENTS

On May 5, 2015, the Company’s stockholders approved the Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) and the Paycom Software, Inc. Annual Incentive Plan (the “Incentive Plan”).  The ESPP will allow eligible employees to purchase shares of the Company’s common stock of up to 10% of their compensation at a price of 85% of the fair market value of the shares on the exercise date.  The Incentive Plan provides for the payment of performance-based compensation to certain employees of the Company who were designated by the Compensation Committee which is not subject to certain federal income tax deduction limitations.

On May 13, 2015 (the “Effective Date”), the Company entered into a loan agreement with Kirkpatrick Bank to finance the expansion of its headquarters allowing for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property (the “Construction Loan”).  The Company did not have any outstanding borrowings under the Construction Loan as of May 13, 2015.  The Construction Loan matures on the earlier of the completion of construction or 18 months after the Effective Date, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.

Under the terms of the Construction Loan, the outstanding principal balance will be automatically converted into an 84 month term loan once the construction is completed or 18 months after the Effective Date, whichever occurs first.  The term loan accrues fixed interest at the prevailing 7/20 London Interbank Offered Rate (“LIBOR”) swap interest rate that is in effect as of the commencement date, plus 225 basis points.  The promissory note in the principal amount of $1.0 million that we entered into for the construction of a new parking lot on March 5, 2015 was rescinded and replaced when the Company entered into the Construction Loan on May 13, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2015, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Aside from certain information as of December 31, 2014, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. (“Software”) and its consolidated subsidiaries. All amounts presented, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs of our management as well as the assumptions made by, and information currently available to us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, assumptions and other statements contained in this report that are not historical facts. When used in this document, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan” and “project” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements include, without limitation, that our growth will generally mirror improvements in the labor market, that our capital expenditures and investment activity will continue to increase, that we will enter into, or fulfill our obligations under, the agreement with the Oklahoma City Economic Development Trust, our plan and ability to open additional sales offices in the future, that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next twelve months, our ability to create additional jobs at our corporate headquarters, our ability to expand our corporate headquarters within an expected timeframe and our expectation of increasing our capital expenditures and investment activity as our business grows.

These statements reflect our current views with respect to future events, which are not guarantees of future performance, and involve risks and uncertainties that are difficult to project. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in the Form 10-K, and in particular the section entitled “Item 1A. Risk Factors.” We disclaim any obligation to update any forward looking statements, whether as a result of new information, future events or otherwise. You should not rely upon forward-looking statements as predictions of future events or place undue reliance on such statements.

Overview

We are a leading provider of a comprehensive, cloud-based HCM software solution delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2015.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients. We have 36 sales teams located in 23 states and plan to open additional sales offices to further expand our presence in the U.S. market. During the three months ended March 31, 2015, we opened five new sales offices, with one sales office located in each of Brooklyn, Cincinnati, Kansas City, Nashville and Pittsburgh.  Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base. We also expect a portion of our growth to generally mirror improvements in the labor market. Our principal marketing programs include telemarketing and email campaigns, search engine marketing methods and tradeshows.

Recent Developments

Follow-On Public Offering

On January 21, 2015, we closed our follow-on public offering, whereby 6,422,750 shares of our common stock were sold to the public by certain selling stockholders at a public offering price of $22.50 per share.  The Company did not receive any proceeds from the sale of these shares.

Opportunities and Challenges

Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. As a result of our evolving revenue mix, coupled with the unique client benefits that our solution provides (e.g., enabling our clients to scale the number of HCM applications that they use on an as-needed basis), we are presented with a variety of opportunities and challenges.

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.

For the three months ended March 31, 2015 and 2014, our gross margins were approximately 85% and 81%, respectively. Our total gross margin has gradually improved over time as (i) our gross margin for our other HCM applications was higher than our gross margin for payroll processing, (ii) we added additional clients, (iii) our existing clients deployed additional HCM applications and (iv) we reduced our cost of revenues as a percentage of total revenues.

Key Metrics

In addition to the U.S. GAAP metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Key Performance Indicators:
Sales teams	36	31
Annualized new recurring revenue	$20,153	$12,560
•

Sales Teams. We monitor our sales professionals by the number of sales teams at period end and each team is comprised of approximately six to nine sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe that the number of sales teams is an indicator of potential revenue for future periods.

•

Annualized New Recurring Revenue. While we do not enter into long-term contractual commitments with our clients, we monitor annualized new recurring revenue as we believe it is an indicator of potential revenue for future periods. Annualized new recurring revenue is an estimate based on the annualized amount of the first full month of revenue attributable to new clients that were added or existing clients that purchased additional applications during the period presented. Annualized new recurring revenue only includes revenues from clients who have used our solution for at least one month during the period. Since annualized new recurring revenue is only recorded after a client uses our solution for one month, it includes revenue that has been recognized in historical periods.

Results of Operations

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2015	2014	% Change
Revenues
Recurring	$54,351	$36,454	49%
Implementation and other	871	531	64%
Total revenues	55,222	36,985	49%
Cost of revenues
Operating expenses	7,471	6,292	19%
Depreciation	810	630	29%
Total cost of revenues	8,281	6,922	20%
Administrative expenses
Sales and marketing	21,229	15,681	35%
Research and development	1,867	882	112%
General and administrative	11,984	9,268	29%
Depreciation and amortization	1,323	1,091	21%
Total administrative expenses	36,403	26,922	35%
Total operating expenses	44,684	33,844	32%
Operating income	10,538	3,141	235%
Interest expense	(332)	(2,067)	-84%
Other income, net	33	769	-96%
Income before income taxes	10,239	1,843	456%
Provision for income taxes	4,244	783	442%
Net income	$5,995	$1,060	466%

	Three Months Ended March 31,
	2015	2014
Revenues
Recurring	98.4%	98.6%
Implementation and other	1.6%	1.4%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	13.5%	17.0%
Depreciation	1.5%	1.7%
Total cost of revenues	15.0%	18.7%
Administrative expenses
Sales and marketing	38.4%	42.4%
Research and development	3.4%	2.4%
General and administrative	21.7%	25.1%
Depreciation and amortization	2.4%	2.9%
Total administrative expenses	65.9%	72.8%
Total operating expenses	80.9%	91.5%
Operating income	19.1%	8.5%
Interest expense	-0.6%	-5.6%
Other income, net	0.1%	2.1%
Income before income taxes	18.6%	5.0%
Provision for income taxes	7.7%	2.1%
Net income	10.9%	2.9%

Revenues

Total revenues were $55.2 million for the three months ended March 31, 2015 as compared to $37.0 million for the three months ended March 31, 2014, representing an increase of $18.2 million, or 49%. The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months). Revenue also benefited from an increase in the number of tax form filings on behalf of clients. A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices and the introduction and sale of additional applications to our existing clients. The increase in revenues was also due to an increase in the average revenue per client as we continue to sell our applications to larger clients.

Cost of Revenues

Cost of revenues was $8.3 million for the three months ended March 31, 2015 as compared to $6.9 million for the three months ended March 31, 2014, representing an increase of $1.4 million, or 20%. The increase in cost of revenues was due primarily to increases of $1.1 million in employee costs related to additional operating personnel and $0.2 million in increased shipping fees related to increased sales. In addition, depreciation expense increased by $0.2 million, or 29%, primarily due to technology and other additional assets purchased.  One factor that affected the increased gross margin for the first quarter of 2015 compared to the first quarter of 2014 was a re-negotiation of certain vendor relationships in the second quarter of 2014. These lower vendor costs were not reflected in the first quarter of 2014, resulting in a stronger gross margin in the first quarter of 2015.

Administrative Expenses

Total administrative expenses were $36.4 million for the three months ended March 31, 2015 as compared to $26.9 million for the three months ended March 31, 2014, representing an increase of $9.5 million, or 35%. During the three months ended March 31, 2015, sales and marketing expense increased by $5.5 million from the comparable prior year period, due to a $2.2 million increase in employee-related expenses resulting from an increase in the number of sales personnel, a $2.6 million increase in commission and bonuses resulting from increased sales, a $0.5 million increase in building rent and security related to new offices and additional leased space in existing offices, a $0.1 million increase in communications expense and a $0.2 million increase in marketing and advertising. During the three months ended March 31, 2015, research and development expense increased by $1.0 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel and related bonus expense. We anticipate a gradual increase in research and development expense over time as we increase the number of research and development personnel. During the three months ended March 31, 2015, general and administrative expense increased by $2.7 million from the comparable prior year period, primarily due to a $1.3 million increase in employee-related expenses and an increase in accounting, compliance and insurance expense of $1.0 million, related to the costs of operating as a public company. During the three months ended March 31, 2015, depreciation and amortization expense increased by $0.2 million from the comparable prior year period, or 21%, primarily due to additional assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Capitalized portion of research and development	$752	$285
Expensed portion of research and development	1,867	882
Total research and development	$2,619	$1,167

Liquidity and Capital Resources

As of March 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $35.7 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of debt and equity securities and borrowings under our consolidated loans. Since inception, we have raised $125.1 million of equity capital, $62.8 million of which was received from the net proceeds raised in our initial public offering that closed in April 2014. We have also incurred indebtedness to finance the expansion of our corporate headquarters, which was completed in June 2014, as well as other previously constructed facilities, and incurred related party debt as part of corporate reorganizations that occurred in April 2012 and January 2014.  We intend to build an approximately $14.0 million new corporate building adjacent to our corporate headquarters in Oklahoma

City, which we expect to be completed by mid-2016.  In connection therewith, we entered into a loan agreement with Kirkpatrick Bank on May 13, 2015 (the “Construction Loan”) and are negotiating a local incentive package with the Oklahoma City Economic Development Trust worth up to approximately $1.2 million, depending on the number of new jobs we create for local employees over the next two years and the average annual salary level for such local employees.  We expect to borrow approximately $11 million of additional indebtedness under the Construction Loan within the next 18 months to finance this expansion of our corporate headquarters.

As of March 31, 2015, our only outstanding indebtedness consisted of the 2021 Consolidated Loan and a term note, each of which is discussed in more detail below.

2021 Consolidated Loan. As of March 31, 2015, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal amount of $26.5 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a debt coverage ratio of EBITDA to indebtedness (defined as current maturities of long-term debt, interest expense and distributions) greater than 1.5 to 1.0. As of March 31, 2015, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

Pursuant to the terms of the 2021 Consolidated Loan, we may not, subject to certain exceptions, until amounts under the 2021 Consolidated Loan are repaid: (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with any affiliate or enter into any other transaction with any affiliate, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt.

An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of a bankruptcy, reorganization, liquidation or receivership.

Term Note. As of March 31, 2015, we had a promissory note due to Kirkpatrick Bank allowing for principal borrowings of up to $1.0 million to fund the construction of a new parking lot.  The note matures on September 5, 2015, with interest accruing based on the prime rate as reported in the Wall Street Journal, which was 3.75% as of March 31, 2015.  There were no outstanding borrowings under the term note at March 31, 2015.  The term note was rescinded and replaced when we entered into the Construction Loan on May 13, 2015.

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

The following table summarizes the consolidated statement of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		% Change
	2015	2014	2015 vs 2014
Net cash provided by (used in):
Operating activities	$13,136	$1,731	659%
Investing activities	66,863	41,401	62%
Financing activities	(69,470)	(43,369)	60%
Change in cash and cash equivalents	$10,529	$(237)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $13.1 million. Net cash provided by operating activities consisted primarily of net income of $6.0 million, depreciation and amortization of $2.1 million, an increase in income taxes, net, of $4.3 million, an increase in accrued expenses and other current liabilities of $2.2 million, an increase in accrued payroll and vacation expenses of $1.6 million, an increase in deferred revenue of $1.4 million and a decrease in accounts receivable of $1.1 million, offset by a decrease in accrued commissions and bonuses of $3.5 million, an increase in prepaid expenses of $1.1 million, an increase in inventory of $0.5 million and a decrease in accounts payable of $0.5 million.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 was $66.9 million and resulted primarily from a decrease in funds held for clients of $69.0 million offset by purchases of property and equipment of $2.5 million.

Net cash provided by investing activities for the three months ended March 31, 2014 was $41.4 million and resulted primarily from a decrease in funds held for clients of $46.6 million offset by purchases of property and equipment of $5.2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $69.5 million.  Net cash used in financing activities primarily resulted from a decrease in the client funds obligation of $69.0 million and principal payments on long-term debt of $0.5 million.

Net cash used in financing activities for the three months ended March 31, 2014 was $43.4 million. Cash flows used in financing activities primarily resulted from a decrease in the clients funds obligation of $46.6 million and payments of deferred offering costs of $0.9 million, which was partially offset by proceeds from the issuance of long-term debt of $4.4 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.  For additional information regarding our long-term debt and our commitments and contingencies, see “Note 5. Long Term Debt” and “Note 11. Commitments and Contingencies” in the Form 10-K and in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are discussed in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2015 as compared to those disclosed in the Form 10-K.

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and non-GAAP net income, as supplemental measures to review and assess our performance and for planning purposes.  We define: (i) EBITDA as net income, plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income, plus interest expense, taxes, depreciation and amortization, stock-based compensation expense and certain transaction expenses that are not core to our operations and (iii) non-GAAP net income as net income plus tax adjusted stock-based compensation expense and certain tax adjusted transaction expenses that are not core to our operations.  EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

EBITDA, Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income which we consider to be the most directly comparable U.S. GAAP measure.  EBITDA, Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA, Adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income or other Condensed Consolidated Statements of Income data prepared in accordance with U.S. GAAP.  EBITDA, Adjusted EBITDA and non-GAAP net income may not be comparable to similar titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income to EBITDA and Adjusted EBITDA and net income to non-GAAP net income:

	Three months ended March 31,
	2015	2014
Consolidated statements of income data:
Net income	$5,995	$1,060
Interest expense	332	2,067
Provision for income taxes	4,244	783
Depreciation and amortization	2,133	1,721
EBITDA	12,704	5,631
Stock-based compensation expense	254	93
Transaction expenses	685	840
Adjusted EBITDA	$13,643	$6,564

	Three months ended March 31,
	2015	2014
Consolidated statements of income data:
Net income	$5,995	$1,060
Tax adjusted stock-based compensation expense(1)	150	53
Tax adjusted transaction expenses(1)	507	483
Non-GAAP net income	$6,652	$1,596

Non-GAAP net income per share, basic	$0.12	$0.03
Non-GAAP net income per share, diluted	$0.12	$0.03

Weighted average shares outstanding:
Basic	54,749,951	45,721,584
Diluted	56,562,661	48,371,169

(1)

Beginning in 2015, the Company uses an individual non-GAAP tax rate for each tax adjusted non-GAAP item to determine the amount of non-GAAP net income.  Prior to 2015, the Company used an overall effective tax rate for each tax adjusted non-GAAP item to determine the amount of non-GAAP net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $35.7 million as of March 31, 2015. We consider all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents. These amounts are invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2015, we did not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On September 23, 2014, National Financial Partners Corp. filed a complaint against us in the United States District Court for the Northern District of Illinois (Civil Action No. 1:14-cv-07424). The complaint alleges trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and seeks preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. On October 20, 2014, we filed a motion to transfer the action from the Northern District of Illinois to the Western District of Oklahoma, and a memorandum in support of the motion to transfer, in the Northern District of Illinois. National Financial Partners Corp. has moved for an order preliminarily enjoining us from using our logo in the Northern District of Illinois. On January 5, 2015, we filed an answer, affirmative defenses and counterclaim in the Northern District of Illinois denying the material allegations in National Financial Corp.’s complaint and seeking a declaratory judgment that we have not engaged in any trademark infringement with respect to the use of our logo. On February 15, 2015, the Northern District of Illinois denied our motion to transfer the venue and scheduled the lawsuit for trial in the Northern District of Illinois in February 2016. On April 30, 2015, we filed an opposition to motion for preliminary injunction.  On May 7 and 8, 2015, the Northern District of Illinois held a hearing on National Financial Partners Corp.’s motion for a preliminary injunction, which was continued until May 15, 2015. We intend to vigorously defend this litigation. In the event that the court ultimately determines that we have infringed any of the asserted trademarks or grants National Financial Partners Corp.’s motion for a preliminary injunction, we may be subject to damages, which may include treble damages, be enjoined from using our current logo while the parties are litigating the merits of the claims or be required to modify our logo and/or undergo a rebranding of our solution and applications. We cannot predict with any degree of certainty the outcome of the litigation or determine the extent of any potential liability or damages.

We are involved in various other legal proceedings in the ordinary course of business.  Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

During the period covered by this Quarterly Report on Form 10-Q, we did not have a share repurchase program in place, and no shares of our common stock were repurchased.

Item 5. Other Information

Construction Loan

On May 13, 2015 (the “Effective Date”), we entered into the Construction Loan with Kirkpatrick Bank to finance the expansion of our headquarters allowing for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  We did not have any outstanding borrowings under the Construction Loan as of May 13, 2015.  The Construction Loan matures on the earlier of the completion of construction or 18 months after the Effective Date, with variable interest accruing at the greater of (i) the prime rate plus 50 basis points or (ii) 4.0%.

Under the terms of the Construction Loan, the outstanding principal balance will be automatically converted into an 84 month term loan once the construction is completed or 18 months after the Effective Date, whichever occurs first.  The term loan accrues fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.  The promissory note in the principal amount of $1.0 million that we entered into on March 5, 2015 for the construction of a new parking lot was rescinded and replaced when we entered into the Construction Loan on May 13, 2015.

The Construction Loan is secured by a mortgage that covers the expansion of our headquarters and a first lien interest in certain personal property related to the expansion of our headquarters.  We are required to comply with certain financial and non-financial covenants under the Construction Loan, including maintaining a fixed charge coverage ratio of EBITDA (defined as net operating income, plus interest expense, depreciation and amortization expense) to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of not less than 1.2 to 1.00.

Pursuant to the terms of the Construction Loan, we may not, subject to certain exceptions, until amounts under the Construction Loan are repaid: (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with any affiliate or enter into any other transaction with any affiliate, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) guarantee certain liabilities, (vi) make any material change in methods of accounting, (vii) enter into any sale and leaseback arrangement, (viii) incur certain delays or make certain changes to the cost of the construction (ix) amend, modify, restate, cancel or terminate our organizational documents, (x) sell, transfer or convey any mortgaged property or (xi) incur funded outside debt.

An event of default under the Construction Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants (iv) the institution of a bankruptcy, reorganization, liquidation or receivership by or against the Company, or (v) the issuance of certain orders, decrees or judgments related to the property.

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

4.2	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

4.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).
4.4*	Joinder to Amended and Restated Stockholders Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015.

4.5*	Joinder to Amended and Restated Stockholders Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015.

Exhibit No.	Description
4.6*	Joinder to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015.
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: May 13, 2015	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Financial Officer)