Form 10-Q
period 2015-06-30
Paycom Software, Inc.
filed 2015-08-07
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, the registrant had 59,110,711 shares of common stock outstanding, including 2,060,027 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$42,667	$25,144
Restricted cash	-	371
Accounts receivable	2,562	2,794
Prepaid expenses	3,212	1,952
Inventory	326	195
Income tax receivable	-	935
Deferred tax assets, net	373	1,445
Current assets before funds held for clients	49,140	32,836
Funds held for clients	542,807	660,557
Total current assets	591,947	693,393
Property and equipment, net	50,115	47,919
Deposits and other assets	941	645
Goodwill	51,889	51,889
Intangible assets, net	4,290	5,096
Total assets	$699,182	$798,942
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,968	$3,042
Income tax payable	1,931	-
Accrued commissions and bonuses	2,539	5,080
Accrued payroll and vacation	4,964	1,582
Deferred revenue	2,958	2,535
Current portion of long-term debt	861	855
Accrued expenses and other current liabilities	6,467	5,121
Current liabilities before client funds obligation	22,688	18,215
Client funds obligation	542,807	660,557
Total current liabilities	565,495	678,772
Deferred tax liabilities, net	1,805	3,107
Long-term deferred revenue	20,077	16,802
Long-term debt, less current portion	25,435	26,123
Total long-term liabilities	47,317	46,032
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 57,050,684 and 53,832,782 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	571	538
Additional paid in capital	68,195	67,937
Retained earnings	17,604	5,663
Total stockholders' equity	86,370	74,138
Total liabilities and stockholders' equity	$699,182	$798,942

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Recurring	$47,820	$32,666	$102,171	$69,120
Implementation and other	1,153	640	2,024	1,171
Total revenues	48,973	33,306	104,195	70,291
Cost of revenues
Operating expenses	7,134	5,757	14,605	12,049
Depreciation and amortization	887	608	1,697	1,238
Total cost of revenues	8,021	6,365	16,302	13,287
Administrative expenses
Sales and marketing	16,741	13,700	37,970	29,381
Research and development	1,907	937	3,774	1,819
General and administrative	10,096	8,138	22,080	17,406
Depreciation and amortization	1,400	1,072	2,723	2,163
Total administrative expenses	30,144	23,847	66,547	50,769
Total operating expenses	38,165	30,212	82,849	64,056
Operating income	10,808	3,094	21,346	6,235
Interest expense	(392)	(674)	(724)	(2,741)
Loss on early repayment of debt	-	(4,044)	-	(4,044)
Other income, net	19	587	52	1,356
Income (loss) before income taxes	10,435	(1,037)	20,674	806
Provision (benefit) for income taxes	4,489	(444)	8,733	339
Net income (loss)	$5,946	$(593)	$11,941	$467
Net income (loss) per share, basic	$0.10	$(0.01)	$0.21	$0.01
Net income (loss) per share, diluted	$0.10	$(0.01)	$0.21	$0.01
Weighted average shares outstanding:
Basic	57,038,021	50,284,362	55,900,306	48,015,577
Diluted	58,369,083	50,284,362	57,469,918	50,331,002

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$11,941	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,420	3,401
Amortization of debt issuance costs	85	-
Amortization of debt discount	-	74
Write off of debt issuance costs	-	4,051
Net loss on disposition of property and equipment	15	-
Non-cash stock-based compensation	289	274
Net change of derivative liability	-	(1,107)
Deferred taxes, net	(230)	388
Changes in operating assets and liabilities:
Accounts receivable	242	799
Prepaid expenses	(1,260)	(132)
Inventory	(131)	59
Deposits and other assets	(373)	(93)
Accounts payable	(970)	(2,400)
Income taxes, net	2,866	135
Accrued commissions and bonuses	(2,541)	(2,019)
Accrued payroll and vacation	3,382	405
Deferred revenue	3,698	2,719
Accrued expenses and other current liabilities	1,346	(1,128)
Net cash provided by operating activities	22,779	5,893
Cash flows from investing activities
Decrease in funds held for clients	117,750	140,150
Decrease in restricted cash	371	1
Purchases of property and equipment	(4,922)	(9,278)
Net cash provided by investing activities	113,199	130,873
Cash flows from financing activities
Proceeds from issuance of long-term debt	-	6,539
Principal payments on long-term debt	(682)	(65,207)
Decrease in client funds obligation	(117,750)	(140,150)
Proceeds from initial public offering, net of offering costs	-	62,196
Payments of deferred offering costs	-	645
Payment of debt issuance costs	(23)	-
Capital impact of reorganization	-	(183)
Net cash used in financing activities	(118,455)	(136,160)
Change in cash and cash equivalents	17,523	606
Cash and cash equivalents
Beginning of period	25,144	13,362
End of period	$42,667	$13,968

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Paycom Software, Inc. (“Software”) and its wholly-owned subsidiaries (collectively, the “Company”) is a leading provider of comprehensive, cloud-based human capital management (“HCM”) software delivered as Software-as-a-Service. Unless we state otherwise or the context otherwise requires, the terms “we”, “our”, “us” and the “Company” refer to Software and its consolidated subsidiaries.

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

On January 1, 2014, we consummated a reorganization pursuant to which (i) affiliates of Welsh, Carson, Anderson & Stowe X, L.P. (“WCAS X”), WCAS Capital Partners IV, L.P. (“WCAS Capital IV”) and WCAS Management Corporation (collectively, “WCAS”), contributed WCAS Paycom Holdings, Inc. (“WCAS Holdings”) and WCAS CP IV Blocker, Inc. (“CP IV Blocker”), which collectively owned all of the Series A Preferred Units of Holdings, to Software in exchange for shares of common stock of Software and (ii) the owners of outstanding Series B Preferred Units of Holdings contributed their Series B Preferred Units of Holdings to Software in exchange for shares of common stock of Software. Immediately after these contributions, Merger Sub merged with and into Holdings with Holdings surviving the merger.  Upon consummation of the merger, the remaining holders of outstanding common and incentive units of Holdings received shares of common stock and restricted stock of Software for their common and incentive units by operation of Delaware law and Holdings’ ownership interest in Software was cancelled. Outstanding common units, Series B Preferred Units and incentive units of Holdings, WCAS Holdings and CP IV Blocker were contributed to Software in exchange for, or converted into, an aggregate of 45,708,573 shares of common stock and 8,121,101 shares of restricted stock of Software. Prior to the reorganization, WCAS Holdings held Series C Preferred Units of Holdings in the amount of $46.2 million and WCAS Holdings had a note payable to a related party due April 3, 2017, in the amount of $46.2 million. Following these transactions, all outstanding Series C Preferred Units were eliminated in an intercompany transaction between Holdings and WCAS Holdings, and we assumed the 14% Note due 2017 issued by WCAS Holdings (the “2017 Note”). Following the reorganization, Software became a holding company with its principal assets being the Series B Preferred Units of Holdings and the outstanding capital stock of WCAS Holdings and CP IV Blocker (collectively, the “2014 Reorganization”).

Initial Public Offering

On April 21, 2014, we closed our initial public offering whereby an aggregate of 7,641,750 shares of our common stock were sold to the public (including 4,606,882 shares of common stock issued and sold by us and 3,034,868 shares of common stock sold by certain selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $62.8 million. We used all of the net proceeds from the offering, together with approximately $3.3 million from existing cash, for the repayment in full of the 2017 Note and the 10% Senior Note due 2022 issued by us to WCAS Capital IV.

Follow-On Public Offering

On January 21, 2015, we closed our follow-on public offering, whereby 6,422,750 shares of our common stock were sold to the public by certain selling stockholders at a public offering price of $22.50 per share.  We did not receive any proceeds from the sale of these shares.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Registered Block Trade Transaction

On May 20, 2015, we closed an underwritten secondary offering of 8,000,000 shares of our common stock by WCAS X, WCAS Capital IV, each of our executive officers and certain other selling stockholders at a public offering price of $36.25 per share.  We did not receive any proceeds from the sale of these shares.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 and our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.  Such adjustments are of a normal recurring nature.  In addition to these normal adjustments, on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014, we combined the accounts “Income tax receivable” and “Income tax payable” and the accounts “Deferred tax assets” and “Deferred tax liabilities” in order to conform to the current period presentation.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 26, 2015.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include income taxes, contingencies, the useful life for property and equipment and intangible assets, the life of our client relationships, the fair value of our stock-based awards and the fair value of our financial instruments, intangible assets and goodwill. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under circumstances. As such, actual results could materially differ from these estimates.

Summary of Significant Accounting Policies

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2014, included in the Annual Report on Form 10-K that was filed with the SEC on February 26, 2015, and have not changed.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which included a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016, and early adoption is not permitted.  In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP and on July 9, 2015, the FASB approved the one year deferral.  The effective date of the amended standard will begin in periods beginning after December 15, 2017 and the FASB plans to submit its amendment to defer the effective date by the end of the third quarter of 2015. We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment and associated accumulated depreciation and amortization were as follows:

	June 30,	December 31,
	2015	2014
Property and equipment
Buildings	$28,154	$28,154
Software and capitalized software costs	10,736	8,671
Computer equipment	9,275	7,638
Rental clocks	7,460	6,596
Furniture, fixtures and equipment	4,641	4,361
Vehicles	421	421
Leasehold improvements	299	174
	60,986	56,015
Less: accumulated depreciation and amortization	(20,701)	(17,089)
	40,285	38,926
Land	8,993	8,993
Construction in process	837	-
Property and equipment, net	$50,115	$47,919

Depreciation and amortization expense for property and equipment, net, was $1.9 million and $3.6 million for the three and six months ended June 30, 2015, respectively.  Depreciation and amortization expense for property and equipment, net was $1.3 million and $2.6 million for the three and six months ended June 30, 2014, respectively.

For the each of the three and six months ended June 30, 2015 and 2014, we paid interest costs of $0.3 million and $0.6 million, respectively.  We did not capitalize any interest costs during the three or six months ended June 30, 2015 and capitalized interest costs of $0.1 million and $0.4 million for the three and six months ended June 30, 2014, respectively.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  During the three and six months ended June 30, 2015, we capitalized $0.8 million and $1.6 million of computer software development costs related to software developed for internal use, respectively. During the three and six months ended June 30, 2014, we capitalized $0.4 million and $0.7 million of computer software development costs related to software developed for internal use, respectively.

3.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  We had goodwill of $51.9 million as of June 30, 2015 and December 31, 2014. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2015. For the year ended December 31, 2014, there were no indicators of impairment.

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	June 30, 2015
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	2.0	$13,997	$(11,197)	$2,800
Trade name	7.0	3,194	(1,704)	1,490
Total		$17,191	$(12,901)	$4,290

	December 31, 2014
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	2.5	$13,997	$(10,498)	$3,499
Trade name	7.5	3,194	(1,597)	1,597
Total		$17,191	$(12,095)	$5,096

The weighted average remaining useful life of our intangible assets was 3.7 years as of June 30, 2015.  Amortization of intangible assets for each of the three and six months ended June 30, 2015 and 2014 was $0.4 million and $0.8 million, respectively.

4.	FUNDS HELD FOR CLIENTS AND CLIENT FUNDS OBLIGATION

As part of our payroll and tax filing application, we collect funds for federal, state and local employment taxes from clients, handle applicable regulatory tax filings, correspondence and amendments, remit the funds to appropriate tax agencies, and handle other employer-related services.  Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in money market funds and certificates of deposit.  These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days.  These investments are shown in the Condensed Consolidated Balance Sheets as “Funds held for clients”, and the offsetting liability for the tax filings is shown as “Client funds obligation”.  As of June 30, 2015 and December 31, 2014, the funds held for clients were invested in demand deposits, certificates of deposit and money market funds.  The interest earned on these funds is included in “Other income, net” on the Condensed Consolidated Statements of Income.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

5.	LONG-TERM DEBT

Our long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
Term note to bank due May 30, 2021 (1)	$26,296	$26,978
Total long-term debt (including current portion)	26,296	26,978
Less: Current portion	(861)	(855)
Total long-term debt, net	$25,435	$26,123

(1)

Our outstanding indebtedness consisted of a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”) with an outstanding principal balance of $26.3 million and $27.0 million as of June 30, 2015 and December 31, 2014, respectively. The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions), as defined in the agreement, of greater than 1.2 to 1.0 on a quarterly basis. We were in compliance with all of the covenants as of June 30, 2015.

As of June 30, 2015, the carrying value of our total long-term debt, including current portion, was $26.3 million, which approximated its fair value. As of December 31, 2014, the carrying value of our total long-term debt, including current portion, was $27.0 million, which approximated its fair value. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.  The fair value of variable rate long-term debt approximates market value because the cost of borrowing fluctuates based upon market conditions.

On May 13, 2015, we entered into a loan agreement with Kirkpatrick Bank to finance the expansion of our headquarters (the “Construction Loan”).  The Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  We did not have any outstanding borrowings under the Construction Loan as of June 30, 2015.  The Construction Loan matures on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the Construction Loan will be automatically converted to a 78-month term loan.  The term loan will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

6.	EMPLOYEE SAVINGS PLAN, EMPLOYEE STOCK PURCHASE PLAN AND ANNUAL INCENTIVE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. If an employee terminates service prior to completing two years of employment, the employee will not be vested in these QACA matching contributions. The discretionary contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively.  Matching contributions amounted to $0.4 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

On May 5, 2015, our stockholders approved the Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) and the Paycom Software, Inc. Annual Incentive Plan (the “Incentive Plan”).  The ESPP allows, at the beginning of each offering period, eligible employees to elect to contribute, through payroll deductions, up to 10% of their compensation to purchase shares of the Company’s common stock at a price of 85% of the fair market value of the shares on the exercise date.  Each offering period of the ESPP lasts six months.  The shares reserved for purposes of the ESPP are shares we will purchase in the open market.  Compensation expense is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.1 million for both the three and six months ended June 30, 2015.  The Incentive Plan provides for the payment of incentive

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

compensation that is not subject to certain federal income tax deduction limitations.  Participation in the Incentive Plan is limited to certain of our employees designated by the Compensation Committee of the Board of Directors.

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

We did not have any financial instruments that were measured on a recurring basis at either June 30, 2015 or December 31, 2014.

8.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed in a similar manner to basic EPS after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted net income (loss) per share (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income (loss)	$5,946	$(593)	$11,941	$467
Denominator:
Weighted average common shares outstanding	50,315,455	50,284,362	50,315,455	48,015,577
Adjustment for weighted average vested restricted stock	6,722,566	-	5,584,851	-
Shares for calculating basic EPS	57,038,021	50,284,362	55,900,306	48,015,577
Dilutive effect of unvested restricted stock	1,331,062	-	1,569,612	2,315,425
Shares for calculating diluted EPS	58,369,083	50,284,362	57,469,918	50,331,002
Net income (loss) per share:
Basic	$0.10	$(0.01)	$0.21	$0.01
Diluted	$0.10	$(0.01)	$0.21	$0.01

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

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

We do not receive any cash proceeds from the vesting of our restricted stock. The capitalized non-cash stock-based compensation expense related to software developed for internal use of $2 thousand and $4 thousand was included in software and capitalized software costs in “Property and equipment, net” in our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.

Compensation expense for restricted stock awards with time-based vesting conditions was measured based on the fair value of the award on the grant date and recognized over the requisite service period on a straight-line basis. Compensation expense relating to the issuance of restricted stock with market-based vesting conditions was measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting conditions would be met. For restricted stock with market-based vesting conditions, 50% of the restricted stock vested upon reaching a total enterprise value of $1.4 billion on December 1, 2014 and the remaining 50% of the restricted stock vested upon reaching a total enterprise value of $1.8 billion on March 2, 2015.  The associated compensation expense adjusted for actual forfeitures was $0.2 million for the six months ended June 30, 2015 for the vesting of the restricted stock with market-based vesting conditions on March 2, 2015.

There was $0.4 million and $0.7 million of total unrecognized compensation cost related to unvested time-based restricted stock outstanding as of June 30, 2015 and December 31, 2014, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years as of June 30, 2015.

10.	RELATED-PARTY TRANSACTIONS

For the three and six months ended June 30, 2015, we paid rent on our Dallas office space in the amounts of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2014, we paid rent on our Dallas office space in the amounts of $0.1 million and $0.1 million, respectively. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

In April 2014, we paid off the balance of the 2017 Note that was issued by WCAS Holdings and was payable to WCAS X, a related party, with proceeds from our initial public offering.

11.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

Funding Agreement

In March 2010, we entered into a funding agreement with the Oklahoma City Economic Development Trust (the “Trust”) and the City of Oklahoma City. The Trust provided $2.0 million worth of certain public infrastructure improvements related to our newly constructed principal executive offices in northwest Oklahoma City. In exchange for the infrastructure improvements provided, we agreed to create at least 492 jobs over a five year period, with an average first year salary in excess of $37 thousand and make a minimum capital investment in the project of at least $15.0 million. We further agreed that we would be responsible for repayment of any amount that was not offset by earned job creation payments. As of December 31, 2014, we had fulfilled our obligation for these job creation payments.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Legal Proceedings

On September 23, 2014, National Financial Partners Corp. (“NFP”) filed a complaint against us in the United States District Court for the Northern District of Illinois (the “District Court”) (Civil Action No. 1:14-cv-07424). The complaint alleged trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and sought preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. NFP also moved for an order preliminarily enjoining us from using our logo.  On April 30, 2015, we filed an opposition to NFP’s motion for preliminary injunction.  On May 7 and 8, 2015, the District Court held a hearing on NFP’s motion for a preliminary injunction.  On June 10, 2015, the District Court entered an order granting a preliminary injunction in favor of NFP and thereafter issued its preliminary injunction on June 16, 2015.  On June 16, 2015, we filed an appeal of the District Court’s order and preliminary injunction to the United States Circuit Court of Appeals for the Seventh Circuit (Case No. 15-2289).  We further sought a stay of the preliminary injunction pending the appeal.  On June 30, 2015, the District Court granted our motion for a stay pending appeal.  On June 25, 2015, we filed an offer of judgment seeking to resolve all pending claims between the parties and terminate the action with the payment of $20 thousand by Paycom Payroll, LLC and an agreement to change our logo within 60 days.  Our offer of judgment was accepted by NFP and the District Court entered a judgment pursuant to the offer of judgment on July 6, 2015, terminating the District Court action.  The Seventh Circuit Court of Appeals case was terminated on July 8, 2015.

We are involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2015 to 2020. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of June 30, 2015 and December 31, 2014, we had $0.8 million and $0.8 million, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three and six months ended June 30, 2015, was $1.1 million and $2.2 million, respectively.  Rent expense under operating leases for the three and six months ended June 30, 2014, was $0.8 million and $1.4 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The estimated effective income tax rate was 43.02% and 42.24% for the three and six months ended June 30, 2015, respectively.  The estimated effective income tax rate was 42.82% and 42.06% for the three and six months ended June 30, 2014, respectively.

13.	SUBSEQUENT EVENTS

On July 8, 2015, we issued 742,228 shares of restricted stock to certain of our executive and non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan.  Certain shares of restricted stock are subject to market-based vesting conditions and certain shares of restricted stock are subject to time-based vesting conditions.  Market-based restricted stock will vest 50% when the Company reaches a total enterprise value of $2.65 billion and 50% when the Company reaches a total enterprise value of $3.5 billion.  Time-based restricted stock will vest over periods of three or five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2015, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. All amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc.  and its consolidated subsidiaries. All amounts presented, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs of our management as well as the assumptions made by, and information currently available to us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, assumptions and other statements contained in this report that are not historical facts. When used in this document, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan” and “project” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements include, without limitation, that our growth will generally mirror improvements in the labor market, that our capital expenditures and investment activity will continue to increase, that we will continue with our plan and ability to open additional sales offices in the future, that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next twelve months, our ability to create additional jobs at our corporate headquarters, our ability to expand our corporate headquarters within an expected timeframe and our expectation of increasing our capital expenditures and investment activity as our business grows.

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

Overview

We are a leading provider of comprehensive, cloud-based HCM software delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2015.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients. We have 36 sales teams located in 23 states and plan to open additional sales offices to further expand our presence in the U.S. market.  During the six months ended June 30, 2015, we opened five new sales offices, with one sales office located in each of Brooklyn, Cincinnati, Kansas City, Nashville and Pittsburgh.  Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base. We also expect a portion of our growth to generally mirror improvements in the labor market. Our principal marketing programs include telemarketing and email campaigns, search engine marketing methods and tradeshows.

Recent Developments

Registered Block Trade Transaction

On May 20, 2015, we closed an underwritten secondary offering of 8,000,000 shares of our common stock by Welsh, Carson, Anderson & Stowe, WCAS Capital Partners IV, L.P., each of our executive officers and certain other selling stockholders at a public offering price of $36.25 per share.  We did not receive any proceeds from the sale of these shares.

Trends and Opportunities

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

For the six months ended June 30, 2015 and 2014, our gross margins were approximately 84% and 81%, respectively. Our total gross margin has gradually improved over time as (i) our gross margin for our other HCM applications was higher than our gross margin for payroll processing, (ii) we added additional clients, (iii) our existing clients deployed additional HCM applications and (iv) we reduced our cost of revenues as a percentage of total revenues.  We do not expect our gross margins to continue to grow at the same accelerated rate as they have in the past but rather to remain more consistent from quarter-to-quarter.

Key Metrics

In addition to the accounting principles generally accepted in the United States of America (“U.S. GAAP”) metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Key Performance Indicators:
Sales Teams (at period end)	36	31	36	31
Annualized New Recurring Revenue	$16,482	$11,530	$36,635	$24,090

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

Results of Operations

Three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,
	2015	2014	% Change
Revenues
Recurring	$47,820	$32,666	46%
Implementation and other	1,153	640	80%
Total revenues	48,973	33,306	47%
Cost of revenues
Operating expenses	7,134	5,757	24%
Depreciation and amortization	887	608	46%
Total cost of revenues	8,021	6,365	26%
Administrative expenses
Sales and marketing	16,741	13,700	22%
Research and development	1,907	937	104%
General and administrative	10,096	8,138	24%
Depreciation and amortization	1,400	1,072	31%
Total administrative expenses	30,144	23,847	26%
Total operating expenses	38,165	30,212	26%
Operating income	10,808	3,094	249%
Interest expense	(392)	(674)	-42%
Loss on early repayment of debt	-	(4,044)	-100%
Other income, net	19	587	-97%
Income (loss) before income taxes	10,435	(1,037)
Provision (benefit) for income taxes	4,489	(444)
Net income (loss)	$5,946	$(593)

	Three Months Ended June 30,
	2015	2014
Revenues
Recurring	97.6%	98.2%
Implementation and other	2.4%	1.8%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	14.6%	17.3%
Depreciation and amortization	1.8%	1.8%
Total cost of revenues	16.4%	19.1%
Administrative expenses
Sales and marketing	34.2%	41.1%
Research and development	3.9%	2.8%
General and administrative	20.5%	24.4%
Depreciation and amortization	2.9%	3.2%
Total administrative expenses	61.5%	71.6%
Total operating expenses	77.9%	90.7%
Operating income	22.1%	9.3%
Interest expense	-0.8%	-2.0%
Loss on early repayment of debt	0.0%	-12.1%
Other income, net	0.0%	1.8%
Income (loss) before income taxes	21.3%	-3.1%
Provision (benefit) for income taxes	9.2%	-1.3%
Net income (loss)	12.1%	-1.8%

Revenues

Total revenues were $49.0 million for the three months ended June 30, 2015 as compared to $33.3 million for the three months ended June 30, 2014, representing an increase of $15.7 million, or 47%. The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months). Implementation and other revenues, a component of total revenues, increased to $1.2 million for the three months ended June 30, 2015 from $0.6 million for the three months ended June 30, 2014, an increase of $0.6 million.

A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices and the introduction and sale of additional applications to our existing clients. The increase in revenues was also due to an increase in the average revenue per client.

Cost of Revenues

Cost of revenues was $8.0 million for the three months ended June 30, 2015 as compared to $6.4 million for the three months ended June 30, 2014, representing an increase of $1.6 million, or 26%. The increase in cost of revenues was due primarily to increases of $1.0 million in employee costs related to additional operating personnel and $0.1 million in increased shipping fees related to increased sales, as well as a $0.1 million increase in clock costs due to increased time clock sales.  In addition, depreciation and amortization expense increased by $0.3 million, or 46%, primarily due to technology and other additional assets purchased.

Administrative Expenses

Total administrative expenses were $30.1 million for the three months ended June 30, 2015 as compared to $23.8 million for the three months ended June 30, 2014, representing an increase of $6.3 million, or 26%. During the three months ended June 30, 2015, sales and marketing expense increased by $3.0 million from the comparable prior year period, primarily due to a $1.3 million increase in employee-related expenses and a $0.2 million increase in recruiting expenses, in each case resulting from an increase in the number of sales personnel, a $1.2 million increase in commission and bonuses related to increased sales and a $0.2 million increase in building rent related to new offices and additional leased space in existing offices.

During the three months ended June 30, 2015, research and development expense increased by $1.0 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel and related bonus expense. We anticipate a gradual increase in research and development expense over time as we continue to increase the number of research and development personnel. During the three months ended June 30, 2015, general and administrative expense increased by $2.0 million from the comparable prior year period, primarily due to a $0.9 million increase in employee-related expenses and an increase in accounting, compliance and insurance expense of $0.4 million. During the three months ended June 30, 2015, depreciation and amortization expense increased by $0.3 million from the comparable prior year period, or 31%, primarily due to additional technology and other assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014
Capitalized portion of research and development	$890	$451
Expensed portion of research and development	1,907	938
Total research and development costs	$2,797	$1,389

Results of Operations

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Six Months Ended June 30,
	2015	2014	% Change
Revenues
Recurring	$102,171	$69,120	48%
Implementation and other	2,024	1,171	73%
Total revenues	104,195	70,291	48%
Cost of revenues
Operating expenses	14,605	12,049	21%
Depreciation and amortization	1,697	1,238	37%
Total cost of revenues	16,302	13,287	23%
Administrative expenses
Sales and marketing	37,970	29,381	29%
Research and development	3,774	1,819	107%
General and administrative	22,080	17,406	27%
Depreciation and amortization	2,723	2,163	26%
Total administrative expenses	66,547	50,769	31%
Total operating expenses	82,849	64,056	29%
Operating income	21,346	6,235	242%
Interest expense	(724)	(2,741)	-74%
Loss on early repayment of debt	-	(4,044)	-100%
Other income, net	52	1,356	-96%
Income before income taxes	20,674	806
Provision for income taxes	8,733	339
Net income	$11,941	$467

	Six Months Ended June 30,
	2015	2014
Revenues
Recurring	98.1%	98.3%
Implementation and other	1.9%	1.7%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	14.0%	17.1%
Depreciation and amortization	1.6%	1.8%
Total cost of revenues	15.6%	18.9%
Administrative expenses
Sales and marketing	36.5%	41.8%
Research and development	3.6%	2.6%
General and administrative	21.2%	24.8%
Depreciation and amortization	2.6%	3.1%
Total administrative expenses	63.9%	72.2%
Total operating expenses	79.5%	91.1%
Operating income	20.5%	8.9%
Interest expense	-0.7%	-3.9%
Loss on early repayment of debt	0.0%	-5.8%
Other income, net	0.0%	1.9%
Income before income taxes	19.8%	1.1%
Provision for income taxes	8.4%	0.5%
Net income	11.4%	0.6%

Revenues

Total revenues were $104.2 million for the six months ended June 30, 2015 as compared to $70.3 million for the six months ended June 30, 2014, representing an increase of $33.9 million, or 48%. The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months). Implementation and other revenues, a component of total revenues, increased to $2.0 million for the six months ended June 30, 2015 from $1.2 million for the six months ended June 30, 2014, an increase of $0.8 million, or 73%.

Revenue also benefited from an increase in the number of tax form filings on behalf of clients. A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices and the introduction and sale of additional applications to our existing clients. The increase in revenues was also due to an increase in the average revenue per client.

Cost of Revenues

Cost of revenues was $16.3 million for the six months ended June 30, 2015 as compared to $13.3 million for the six months ended June 30, 2014, representing an increase of $3.0 million, or 23%. The increase in cost of revenues was due primarily to increases of $2.1 million in employee costs related to additional operating personnel and $0.3 million in shipping fees related to increased sales. In addition, depreciation and amortization expense increased by $0.5 million, or 37%, primarily due to technology and other additional assets purchased.

Administrative Expenses

Total administrative expenses were $66.5 million for the six months ended June 30, 2015 as compared to $50.8 million for the six months ended June 30, 2014, representing an increase of $15.7 million, or 31%. During the six months ended June 30, 2015, sales and marketing expense increased by $8.6 million from the comparable prior year period, primarily due to a $3.5 million increase in employee-related expenses related to an increase in the number of sales personnel, a $3.8 million increase in commission and bonuses resulting from increased sales and a $0.7 million increase in building rent and security related to new offices and additional leased space in existing offices.

During the six months ended June 30, 2015, research and development expense increased by $2.0 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel and related bonus expense. We anticipate a gradual increase in research and development expense over time as we continue to increase the number of research and development personnel. During the six months ended June 30, 2015, general and administrative expense increased by $4.7 million from the comparable prior year period, primarily due to a $2.2 million increase in employee-related expenses and an increase in accounting, compliance and insurance expense of $1.4 million. During the six months ended June 30, 2015, depreciation and amortization expense increased by $0.5 million from the comparable prior year period, or 26%, primarily due to additional technology and other assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014
Capitalized portion of research and development	$1,642	$736
Expensed portion of research and development	3,774	1,819
Total research and development costs	$5,416	$2,555

Liquidity and Capital Resources

As of June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $42.7 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our consolidated loans. Since inception, we have raised $125.1 million of equity capital, $62.8 million of which was received from the net proceeds raised in our initial public offering that closed in April 2014. We incurred related party debt as part of corporate reorganizations that occurred in April 2012 and January 2014.  Such debt has since been repaid.  We have also incurred indebtedness to finance the expansion of our corporate headquarters in Oklahoma City.  The first expansion of our corporate headquarters was completed in June 2014 and we are currently constructing an approximately $13.4 million new corporate building adjacent to our corporate headquarters which we expect to be completed by mid-2016.  In connection with the expansion currently in progress, we entered into a loan agreement with Kirkpatrick Bank on May 13, 2015 (the “Construction Loan”) and are negotiating a local incentive package with the Oklahoma City Economic Development Trust worth up to approximately $1.2 million, depending on the number of new jobs we create for local employees over the next two years and the average annual salary level for such local employees.  We expect to borrow approximately $11 million of additional indebtedness under the Construction Loan within the next 18 months to finance this expansion of our corporate headquarters.

As of June 30, 2015, our only outstanding indebtedness consisted of the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) and the Construction Loan, each of which is discussed in more detail below.

2021 Consolidated Loan. As of June 30, 2015, we had a term note under the 2021 Consolidated Loan with an outstanding principal amount of $26.3 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters buildings and certain personal property relating to our headquarters buildings.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) greater than 1.2 to 1.0 on a quarterly basis. As of June 30, 2015, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

Pursuant to the terms of the 2021 Consolidated Loan, until amounts under the 2021 Consolidated Loan are repaid, we may not, subject to certain exceptions: (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with any affiliate or enter into any other transaction with any affiliate, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt.

An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of a bankruptcy, reorganization, liquidation or receivership.

Construction Loan.  On May 13, 2015, we entered into the Construction Loan with Kirkpatrick Bank to finance the expansion of our headquarters.  The Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  We did not have any outstanding borrowings under the Construction Loan as of June 30, 2015.  The Construction Loan matures on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.

At maturity, the outstanding principal balance of the Construction Loan will be automatically converted into a 78-month term loan.  The term loan will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by profitability, implementation revenue received but deferred, research and development and our investment in sales and marketing to drive growth. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenue and related cash flows or to raise additional capital could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

As part of our payroll and payroll tax filing services, we collect funds for federal, state and local employment taxes from our clients which we remit to the appropriate tax agencies. We invest these funds in certificates of deposit and money market funds from which we earn interest income during the period between their receipt and disbursement.

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

The following table summarizes the consolidated statement of cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		% Change
	2015	2014	2015 vs 2014
Net cash provided by (used in):
Operating activities	$23,680	$5,893	302%
Investing activities	112,298	130,873	-14%
Financing activities	(118,455)	(136,160)	-13%
Change in cash and cash equivalents	$17,523	$606

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $22.8 million. Net cash provided by operating activities consisted primarily of net income of $11.9 million, depreciation and amortization of $4.4 million, an increase in deferred revenue of $3.7 million, an increase in accrued payroll and vacation of $3.4 million, an increase in income taxes, net of $2.9 million and an increase in accrued expenses and other current liabilities of $1.3 million, partially offset by a decrease in accrued commissions and bonuses of $2.5 million, an increase in prepaid expenses of $1.3 million and a decrease in accounts payable of $1.0 million.

Net cash provided by operating activities for the six months ended June 30, 2014 was $5.9 million.  Net cash provided by operating activities consisted primarily of net income of $0.5 million, write off of debt issuance costs of $4.1 million, depreciation and amortization of $3.4 million, an increase in deferred revenues of $2.7 million and a decrease in accounts receivable of $0.8 million, offset by a decrease in accounts payable of $2.4 million, a decrease in accrued commissions and bonuses of $2.0 million, a decrease in accrued expenses and other current liabilities of $1.1 million and the net change in the derivative liability of $1.1 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $113.2 million and resulted primarily from a decrease in funds held for clients of $117.7 million and a decrease in restricted cash of $0.4 million, offset by purchases of property and equipment of $4.9 million.

Net cash provided by investing activities for the six months ended June 30, 2014 was $130.9 million and resulted primarily from a decrease in funds held for clients of $140.2 million offset by purchases of property and equipment of $9.3 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was $118.5 million.  Net cash used in financing activities primarily resulted from a decrease in the client funds obligation of $117.7 million and principal payments on long-term debt of $0.7 million.

Net cash used in financing activities for the six months ended June 30, 2014 was $136.2 million. Cash flows used in financing activities primarily resulted from a decrease in the clients funds obligation of $140.2 million and principal payments on long-term debt of $65.2 million offset by proceeds from the initial public offering, net of offering costs, of $62.2 million, proceeds from the issuance of long-term debt of $6.5 million and payments of deferred offering costs of $0.6 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. For additional information regarding our long-term debt and our commitments and contingencies, see “Note 5. Long Term Debt” and “Note 11. Commitments and Contingencies” in the Form 10-K and in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.  Other than the Construction Loan discussed above and in the associated notes to the condensed consolidated financial statements, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2015 as compared to those disclosed in the Form 10-K.

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and non-GAAP net income, as supplemental measures to review and assess our performance and for planning purposes.  We define: (i) EBITDA as net income, plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, stock-based compensation expense, certain transaction expenses that are not core to our operations and tax adjusted net loss on early repayment of debt and (iii) non-GAAP net income as net income plus tax adjusted stock-based compensation expense and certain tax adjusted transaction expenses that are not core to our operations and net loss on early repayment of debt.  EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

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

The following tables reconcile net income (loss) to EBITDA and Adjusted EBITDA and net income (loss) to non-GAAP net income (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated statements of income data:
Net income (loss)	$5,946	$(593)	$11,941	$467
Interest expense	392	674	724	2,741
Provision (benefit) for income taxes	4,489	(444)	8,733	339
Depreciation and amortization	2,287	1,680	4,420	3,401
EBITDA	13,114	1,317	25,818	6,948
Stock-based compensation expense	35	181	289	274
Transaction expenses	-	523	685	1,363
Net loss on early repayment of debt	-	4,044	-	4,044
Adjusted EBITDA	$13,149	$6,065	$26,792	$12,629

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated statements of income data:
Net income (loss)	$5,946	$(593)	$11,941	$467
Tax adjusted stock-based compensation expense(1)	17	104	167	159
Tax adjusted transaction expenses(1)	84	299	591	790
Tax adjusted net loss on early repayment of debt(1)	-	2,313	-	2,343
Non-GAAP net income	$6,047	$2,123	$12,699	$3,759

Non-GAAP net income per share, basic	$0.11	$0.04	$0.23	$0.08
Non-GAAP net income per share, diluted	$0.10	$0.04	$0.22	$0.07

Weighted average shares outstanding:
Basic	57,038,021	50,284,362	55,900,306	48,015,577
Diluted	58,369,083	52,269,300	57,469,918	50,331,002

(1)

Beginning in 2015, we use an individual non-GAAP tax rate for each tax adjusted non-GAAP item to determine the amount of non-GAAP net income.  Prior to 2015, we used an overall effective tax rate for each tax adjusted non-GAAP item to determine the amount of non-GAAP net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $42.7 million as of June 30, 2015. We consider all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents. These amounts are invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

As of June 30, 2015, we did not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On September 23, 2014, National Financial Partners Corp. (“NFP”) filed a complaint against us in the United States District Court for the Northern District of Illinois (the “District Court”) (Civil Action No. 1:14-cv-07424). The complaint alleged trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and sought preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. NFP also moved for an order preliminarily enjoining us from using our logo. On April 30, 2015, we filed an opposition to NFP’s motion for preliminary injunction.  On May 7 and 8, 2015, the District Court held a hearing on NFP’s motion for a preliminary injunction.  On June 10, 2015, the District Court entered an order granting a preliminary injunction in favor of NFP and thereafter issued its preliminary injunction on June 16, 2015.  On June 16, 2015, we filed an appeal of the District Court’s order and preliminary injunction to the United States Circuit Court of Appeals for the Seventh Circuit (Case No. 15-2289).  We further sought a stay of the preliminary injunction pending the appeal.  On June 30, 2015, the District Court granted our motion for a stay pending appeal.  On June 25, 2015, we filed an offer of judgment seeking to resolve all pending claims between the parties and terminate the action with the payment of $20 thousand by Paycom Payroll, LLC and an agreement to change our logo within 60 days.  Our offer of judgment was accepted by NFP and the District Court entered a judgment pursuant to the offer of judgment on July 6, 2015, terminating the District Court action.  The Seventh Circuit Court of Appeals case was terminated on July 8, 2015.

We are involved in various other legal proceedings in the ordinary course of business.  Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 26, 2015, except as set forth below:

Commencing January 1, 2016, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us; our Annual Report on Form 10-K for the year ended December 31, 2015 will reflect this change.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2015, commencing January 1, 2016 we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company. As a large accelerated filer, we will be subject to certain disclosure requirements that apply to other public companies but have not previously applied to us due to our status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

During the period covered by this Quarterly Report on Form 10-Q, we did not have a share repurchase program in place, and no shares of our common stock were repurchased.

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

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

4.4

Joinder to Amended and Restated Stockholders Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015).

4.5

Joinder to Amended and Restated Stockholders Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015).

4.6

Joinder to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015).

4.7*	Amendment No. 1 to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of May 13, 2015.

10.1	Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.2	Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with SEC on May 8, 2015).

Exhibit No.	Description
10.3*	Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated May 13, 2015.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: August 7, 2015	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Financial Officer)