Form 10-Q
period 2015-09-30
Paycom Software, Inc.
filed 2015-11-06
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 2, 2015, the registrant had 59,105,143 shares of common stock outstanding, including 1,985,472 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$48,547	$25,144
Restricted cash	-	371
Accounts receivable	3,397	2,794
Prepaid expenses	2,426	1,952
Inventory	639	195
Income tax receivable	-	935
Deferred tax assets, net	316	1,445
Current assets before funds held for clients	55,325	32,836
Funds held for clients	615,895	660,557
Total current assets	671,220	693,393
Property and equipment, net	53,674	47,919
Deposits and other assets	913	645
Goodwill	51,889	51,889
Intangible assets, net	3,886	5,096
Total assets	$781,582	$798,942
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,853	$3,042
Income tax payable	1,608	-
Accrued commissions and bonuses	4,509	5,080
Accrued payroll and vacation	4,106	1,582
Deferred revenue	3,329	2,535
Current portion of long-term debt	875	855
Accrued expenses and other current liabilities	7,401	5,121
Current liabilities before client funds obligation	25,681	18,215
Client funds obligation	615,895	660,557
Total current liabilities	641,576	678,772
Deferred tax liabilities, net	464	3,107
Long-term deferred revenue	22,657	16,802
Long-term debt, less current portion	25,206	26,123
Total long-term liabilities	48,327	46,032
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 57,050,684 and 53,832,782 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	571	538
Additional paid in capital	69,657	67,937
Retained earnings	21,451	5,663
Total stockholders' equity	91,679	74,138
Total liabilities and stockholders' equity	$781,582	$798,942

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Recurring	$54,233	$35,910	$156,404	$105,030
Implementation and other	1,107	688	3,131	1,859
Total revenues	55,340	36,598	159,535	106,889
Cost of revenues
Operating expenses	7,964	5,798	22,569	17,847
Depreciation and amortization	945	638	2,642	1,876
Total cost of revenues	8,909	6,436	25,211	19,723
Administrative expenses
Sales and marketing	23,774	14,856	61,744	44,237
Research and development	2,349	1,059	6,123	2,878
General and administrative	11,996	8,410	34,076	25,816
Depreciation and amortization	1,457	1,159	4,180	3,322
Total administrative expenses	39,576	25,484	106,123	76,253
Total operating expenses	48,485	31,920	131,334	95,976
Operating income	6,855	4,678	28,201	10,913
Interest expense	(343)	(338)	(1,067)	(3,079)
Loss on early repayment of debt	-	-	-	(4,044)
Other income, net	98	39	150	1,395
Income before income taxes	6,610	4,379	27,284	5,185
Provision for income taxes	2,763	1,689	11,496	2,028
Net income	$3,847	$2,690	$15,788	$3,157
Net income per share, basic	$0.07	$0.05	$0.28	$0.06
Net income per share, diluted	$0.07	$0.05	$0.27	$0.06
Weighted average shares outstanding:
Basic	57,050,684	51,056,462	56,287,979	49,040,344
Diluted	58,367,830	52,978,051	57,771,680	51,223,048

See accompanying notes to the unaudited condensed consolidated financial statements.

Paycom Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$15,788	$3,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,822	5,198
Amortization of debt issuance costs	108	-
Amortization of debt discount	-	67
Write off of debt issuance costs	-	4,051
Net loss on disposition of property and equipment	15	-
Stock-based compensation expense	1,721	362
Employee stock purchase plan compensation expense	86	-
Net change in derivative liability	-	(1,107)
Deferred taxes, net	(1,514)	1,414
Changes in operating assets and liabilities:
Accounts receivable	(592)	237
Prepaid expenses	(474)	(94)
Inventory	245	195
Deposits and other assets	(336)	(145)
Accounts payable	(850)	(3,044)
Income taxes, net	2,543	298
Accrued commissions and bonuses	(571)	(1,030)
Accrued payroll and vacation	2,524	(422)
Deferred revenue	6,649	4,662
Accrued expenses and other current liabilities	1,965	(498)
Net cash provided by operating activities	34,129	13,301
Cash flows from investing activities
Decrease in funds held for clients	44,662	62,146
Decrease in restricted cash	371	1
Purchases of property and equipment	(10,150)	(11,948)
Net cash provided by investing activities	34,883	50,199
Cash flows from financing activities
Proceeds from issuance of long-term debt	-	6,539
Principal payments on long-term debt	(897)	(65,442)
Decrease in client funds obligation	(44,662)	(62,146)
Proceeds from initial public offering, net of offering costs	-	62,843
Payment of debt issuance costs	(50)	-
Capital impact of reorganization	-	(183)
Net cash used in financing activities	(45,609)	(58,389)
Change in cash and cash equivalents	23,403	5,111
Cash and cash equivalents
Beginning of period	25,144	13,362
End of period	$48,547	$18,473

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

The Reorganization

Software and its wholly-owned subsidiary, Payroll Software Merger Sub, LLC (“Merger Sub”) were formed as Delaware entities on October 31, 2013 and December 23, 2013, respectively, in anticipation of an initial public offering and were wholly-owned subsidiaries of Paycom Payroll Holdings, LLC (“Holdings”) prior to December 31, 2013.

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

Registered Block Trade Transactions

On May 20, 2015, we closed an underwritten secondary offering of 8,000,000 shares of our common stock by WCAS X, WCAS Capital IV, each of our executive officers and certain other selling stockholders at a public offering price of $36.25 per share.  We did not receive any proceeds from the sale of these shares.

On September 15, 2015, we closed an underwritten secondary offering of 4,500,000 shares of our common stock by WCAS X, WCAS Capital IV, each of our executive officers and certain other selling stockholders at a public offering price of $37.95 per share.  On September 23, 2015, the underwriter exercised its option to purchase an additional 675,000 shares from WCAS X and WCAS Capital IV.  We did not receive any proceeds from the sale of these shares.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 and our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.  Such adjustments are of a normal recurring nature.  In addition to these normal adjustments, on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, we combined the accounts “Income tax receivable” and “Income tax payable” and the accounts “Deferred tax assets” and “Deferred tax liabilities” in order to conform to the current period presentation.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 26, 2015.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year.

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

Employee Stock Purchase Plan

An award issued under the Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) is classified as a share based liability and recorded at the fair value of the award.  Expense is recognized, net of estimated forfeitures, on a straight line basis over the requisite service period.

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

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The effective date of the amended standard will begin in periods beginning after December 15, 2017. We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements.

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

In April 2015, the FASB issued authoritative guidance which simplifies the presentation of debt issuance costs.  Under the new guidance, debt issuance costs related to a recognized debt liability will be presented in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability.  The new guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Accordingly, the standard is effective for us on January 1, 2016.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.  Debt issuance costs are currently included on the Condensed Consolidated Balance Sheets as an asset.

In July 2015, the FASB issued authoritative guidance which simplifies the measurement of inventory.  Under the new guidance, an entity should measure inventory (as defined within the scope of the guidance) at the lower of cost or new realizable value.  The new guidance applies to all inventory except inventory measured using last-in, first-out (LIFO) or the retail inventory method.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Accordingly, the standard is effective for us on January 1, 2017.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

Property and equipment and associated accumulated depreciation and amortization were as follows:

	September 30,	December 31,
	2015	2014
Property and equipment
Buildings	$28,154	$28,154
Software and capitalized software costs	11,997	8,671
Computer equipment	10,027	7,638
Rental clocks	8,131	6,596
Furniture, fixtures and equipment	5,049	4,361
Vehicles	421	421
Leasehold improvements	307	174
	64,086	56,015
Less: accumulated depreciation and amortization	(22,699)	(17,089)
	41,387	38,926
Land	8,993	8,993
Construction in process	3,294	-
Property and equipment, net	$53,674	$47,919

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Depreciation and amortization expense for property and equipment, net, was $2.0 million and $5.6 million for the three and nine months ended September 30, 2015, respectively.  Depreciation and amortization expense for property and equipment, net, was $1.4 million and $4.0 million for the three and nine months ended September 30, 2014, respectively.

For the three and nine months ended September 30, 2015 and 2014, we paid interest costs of $0.3 million and $0.9 million, respectively.  We did not capitalize any interest costs during the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015.  We capitalized $0.4 million of interest costs during the nine months ended September 30, 2014.

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  During the three and nine months ended September 30, 2015, we capitalized $1.1 million and $2.7 million of computer software development costs related to software developed for internal use, respectively. During the three and nine months ended September 30, 2014, we capitalized $0.6 million and $1.3 million of computer software development costs related to software developed for internal use, respectively.

3.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  We had goodwill of $51.9 million as of September 30, 2015 and December 31, 2014. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2015. For the year ended December 31, 2014, there were no indicators of impairment.

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	September 30, 2015
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	1.8	$13,997	$(11,547)	$2,450
Trade name	6.8	3,194	(1,758)	1,436
Total		$17,191	$(13,305)	$3,886

	December 31, 2014
	Weighted Avg. Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	2.5	$13,997	$(10,498)	$3,499
Trade name	7.5	3,194	(1,597)	1,597
Total		$17,191	$(12,095)	$5,096

The weighted average remaining useful life of our intangible assets was 3.6 years as of September 30, 2015.  Amortization of intangible assets for the three and nine months ended September 30, 2015 and 2014 was $0.4 million and $1.2 million, respectively.

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

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

These investments are shown in the Condensed Consolidated Balance Sheets as “Funds held for clients”, and the offsetting liability for the tax filings is shown as “Client funds obligation”.  As of September 30, 2015 and December 31, 2014, the funds held for clients were invested in demand deposits, certificates of deposit and money market funds.  The interest earned on these funds is included in “Other income, net” on the Condensed Consolidated Statements of Income.

5.	LONG-TERM DEBT

Our long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
Term note to bank due May 30, 2021 (1)	$26,081	$26,978
Total long-term debt (including current portion)	26,081	26,978
Less: Current portion	(875)	(855)
Total long-term debt, net	$25,206	$26,123

(1)

Our outstanding indebtedness consisted of a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”) with an outstanding principal balance of $26.1 million and $27.0 million as of September 30, 2015 and December 31, 2014, respectively. The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions), of greater than 1.2 to 1.0, which is measured on a quarterly basis. We were in compliance with all of the covenants as of September 30, 2015.

As of September 30, 2015, the carrying value of our total long-term debt, including current portion, was $26.1 million, which approximated its fair value. As of December 31, 2014, the carrying value of our total long-term debt, including current portion, was $27.0 million, which approximated its fair value. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

On May 13, 2015, we entered into a loan agreement with Kirkpatrick Bank to finance the expansion of our headquarters (the “Construction Loan”).  The Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  We did not have any outstanding borrowings under the Construction Loan as of September 30, 2015.  The Construction Loan matures on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the Construction Loan will be automatically converted to a 78-month term loan.  The term loan will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. If an employee terminates service prior to completing two years of employment, the employee will not be vested in these QACA matching contributions. The discretionary contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively.  Matching contributions amounted to $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On May 5, 2015, our stockholders approved the ESPP.  The ESPP allows, at the beginning of each offering period, eligible employees to elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum, to purchase shares of the Company’s common stock at a price of 85% of the fair market value of the shares on the exercise date.  Each offering period of the ESPP lasts six months and the maximum number of shares that may be acquired by a participant during each offering period is 2,000 shares. The shares reserved for purposes of the ESPP are shares we purchase in the open market and the maximum number of shares of the Company’s common stock that may be acquired by participants under the ESPP is 2,000,000 shares.  During the three months ended September 30, 2015, eligible employees purchased 24,935 shares of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

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

We did not have any financial instruments that were measured on a recurring basis at either September 30, 2015 or December 31, 2014.

8.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed in a similar manner to basic EPS after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

In accordance with ASC Topic 260 “Earnings Per Share”, the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common stockholders for dividends or dividend equivalents and participation rights in undistributed earnings.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The outstanding restricted shares of stock that were issued on July 8, 2015, are considered participating securities.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted net income per share (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income	$3,847	$2,690	$15,788	$3,157
Less: income allocable to participating securities	(49)	—	(205)	—
Income allocable to common shares	$3,798	$2,690	$15,583	$3,157
Add back: undistributed earnings allocable to participating securities	49	—	205	—
Less: undistributed earnings reallocated to participating securities	(49)	—	(200)	—
Numerator for diluted earnings per share	$3,798	$2,690	$15,588	$3,157
Denominator:
Weighted average common shares outstanding	50,315,455	51,056,462	50,315,455	49,040,344
Adjustment for vested restricted stock	6,735,229	-	5,972,524	-
Shares for calculating basic EPS	57,050,684	51,056,462	56,287,979	49,040,344
Dilutive effect of unvested restricted stock	1,317,146	1,921,589	1,483,701	2,182,704
Shares for calculating diluted EPS	58,367,830	52,978,051	57,771,680	51,223,048
Net income per share:
Basic	$0.07	$0.05	$0.28	$0.06
Diluted	$0.07	$0.05	$0.27	$0.06

9.	STOCKHOLDERS’ EQUITY AND INCENTIVE COMPENSATION

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

Compensation expense for restricted stock awards with time-based vesting conditions was measured based on the fair value of the award on the grant date and recognized over the requisite service period on a straight-line basis. Compensation expense relating to the issuance of restricted stock with market-based vesting conditions was measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting conditions would be met. For restricted stock with market-based vesting conditions, 50% of the restricted stock vested upon reaching a total enterprise

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

value of $1.4 billion on December 1, 2014 and the remaining 50% of the restricted stock vested upon reaching a total enterprise value of $1.8 billion on March 2, 2015.  The associated compensation expense adjusted for actual forfeitures was $0.2 million for the nine months ended September 30, 2015 for the vesting of the restricted stock with market-based vesting conditions on March 2, 2015.  The total net compensation expense for the vesting of the restricted stock with time and market-based vesting conditions was $0.3 million for the nine months ended September 30, 2015.

There was $0.3 million and $0.7 million of total unrecognized compensation cost related to unvested time-based restricted stock outstanding as of September 30, 2015 and December 31, 2014, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years as of September 30, 2015.

On May 5, 2015, our stockholders approved the Paycom Software, Inc. Annual Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the payment of incentive compensation that is not subject to certain federal income tax deduction limitations.  Participation in the Incentive Plan is limited to certain of our employees designated by the Compensation Committee of the Board of Directors.

On July 8, 2015, we issued an aggregate of 741,931 shares of restricted stock to each of our executive officers and certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), of which 477,200 shares are subject to market-based vesting conditions and 264,731 shares are subject to time-based vesting conditions.  The fair value of each share of restricted stock with market-based vesting conditions is estimated on the grant date using a Monte Carlo simulation model.  This model considers a range of assumptions related to volatility, risk-free interest rate, expected term and expected dividend yield.  Expected volatilities used in the model are based on historical volatilities of comparable guideline companies until a sufficient trading history in the Company’s common stock exists.  The annual volatility assumed in the model was 26%.  An expected dividend yield of 0% is applied given that the Company has not paid any dividends.  The risk-free interest rate of 2.2% is derived from the implied yield available on 10 year U.S. Treasury securities with a remaining term equivalent to that of the applicable shares as of the valuation date.  The expected term represents the period that the applicable shares of restricted stock are expected to be outstanding.  The Company determined the expected term assumption based on the vesting terms and contractual terms of the restricted stock.  The Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest.

Restricted stock with market-based vesting conditions will vest 50% when the Company reaches a total enterprise value of $2.65 billion and 50% when the Company reaches a total enterprise value of $3.5 billion.  Restricted stock with time-based vesting conditions will vest over periods of three or five years.  Compensation expense for restricted stock awards with time-based vesting conditions was measured based on the fair value of the underlying shares of restricted stock on the grant date (which was equal to the closing price of our common stock of $33.33 on the grant date) and will be recognized over the requisite service periods on a straight-line basis.  Compensation expense for restricted stock awards with market-based vesting conditions was measured based on the fair value of the underlying shares of restricted stock on the grant date, which was $21.76 or $27.24 depending on the enterprise value target.  Compensation expense for restricted stock with market-based vesting conditions will be recognized on a straight-line basis over the requisite service period of 2.3 to 4.2 years.  Our compensation expense related to the LTIP was $1.4 million for both the three and nine months ended September 30, 2015.  There was $17.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock outstanding as of September 30, 2015.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years as of September 30, 2015.

We do not receive any cash proceeds from the vesting of our restricted stock.  The capitalized cash stock-based compensation expense related to software developed for internal use of $31 thousand for the nine months ended September 30, 2015 and $4 thousand for the year ended December 31, 2014, was included in software and capitalized software costs in “Property and equipment, net” in our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.

10.	RELATED-PARTY TRANSACTIONS

For the three and nine months ended September 30, 2015 and 2014, we paid rent on our Dallas office space in the amounts of $0.1 million and $0.2 million, respectively. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

We incurred $1.0 million of registration and legal fees in connection with the underwritten secondary offerings in 2015, which were charged to general and administrative expense and from which we did not receive any proceeds.  The payment of such fees included expenses on behalf of related parties and was approved by the Company’s Audit Committee.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2015 to 2021. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of September 30, 2015 and December 31, 2014, we had $0.8 million and $0.8 million, respectively, recorded as a liability for deferred rent.

Paycom Software, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Rent expense under operating leases for the three and nine months ended September 30, 2015, was $1.1 million and $3.3 million, respectively.  Rent expense under operating leases for the three and nine months ended September 30, 2014, was $1.0 million and $2.4 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The estimated effective income tax rate was 41.79% and 42.13% for the three and nine months ended September 30, 2015, respectively.  The estimated effective income tax rate was 38.57% and 39.11% for the three and nine months ended September 30, 2014, respectively.  The higher effective income tax rate for the three and nine months ended September 30, 2015 is primarily the result of an increase in the applicable statutory federal tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2015, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.  All amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc.  and its consolidated subsidiaries. All amounts presented, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs of our management as well as the assumptions made by, and information currently available to us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, assumptions and other statements contained in this report that are not historical facts. When used in this document, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan” and “project” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements include, without limitation, that our growth will generally mirror any improvements in the labor market, that we will continue with our plan and ability to open additional sales offices in the future, that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over the next 12 months, our ability to create additional jobs at our corporate headquarters, our ability to expand our corporate headquarters within an expected timeframe and our expectation of increasing our capital expenditures and investment activity as our business grows.

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

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2015.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients. We have 36 sales teams located in 23 states and plan to open additional sales offices to further expand our presence in the U.S. market.  During the nine months ended September 30, 2015, we opened five new sales offices, with one sales office located in each of Brooklyn, Cincinnati, Kansas City, Nashville and Pittsburgh.  Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base. We also expect a portion of our growth to generally mirror any improvements in the labor market. Our principal marketing programs include telemarketing and email campaigns, search engine marketing methods and tradeshows.

Recent Developments

Registered Block Trade Transactions

On May 20, 2015, we closed an underwritten secondary offering of 8,000,000 shares of our common stock by Welsh, Carson, Anderson & Stowe X, L.P. (“WCAS X”), WCAS Capital Partners IV, L.P. (“WCAS Capital IV”) each of our executive officers and certain other selling stockholders at a public offering price of $36.25 per share.  We did not receive any proceeds from the sale of these shares.

On September 15, 2015, we closed an underwritten secondary offering of 4,500,000 shares of our common stock by WCAS X, WCAS Capital Partners IV, each of our executive officers and certain other selling stockholders at a public offering price of $37.95 per share.  On September 23, 2015, the underwriter exercised its option to purchase an additional 675,000 shares from WCAS X and WCAS Capital IV.  We did not receive any proceeds from the sale of these shares.

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

For the nine months ended September 30, 2015 and 2014, our gross margins were approximately 84% and 82%, respectively.  Historically, our total gross margin gradually improved over time as (i) our gross margin for our other HCM applications was higher than our gross margin for payroll processing, (ii) we added additional clients, (iii) our existing clients deployed additional HCM applications and (iv) we reduced our cost of revenues as a percentage of total revenues.  We do not expect our gross margins to continue to grow at the same rate as they did between 2014 and 2015, but rather to remain relatively consistent from quarter-to-quarter.

Key Metrics

In addition to the accounting principles generally accepted in the United States of America (“U.S. GAAP”) metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Key Performance Indicators:
Sales Teams (at period end)	36	31	36	31
Annualized New Recurring Revenue	$31,764	$14,927	$68,399	$39,017

•

Sales Teams. We monitor our sales professionals by the number of sales teams at period end and each team is comprised of approximately six to nine sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe that the number of sales teams is an indicator of potential revenue for future periods.

•

Annualized New Recurring Revenue. While we do not enter into long-term contractual commitments with our clients, we monitor annualized new recurring revenue as we believe it is an indicator of potential revenue for future periods. Annualized new recurring revenue is an estimate based on the annualized amount of the first full month of revenue attributable to new clients that were added or existing clients that purchased additional applications during the period presented. Annualized new recurring revenue only includes revenues from clients who have used our solution for at least one month during the period. Because annualized new recurring revenue is only recorded after a client uses our solution for one month, it includes revenue that has been recognized in historical periods.

Results of Operations

Three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,
	2015	2014	% Change
Revenues
Recurring	$54,233	$35,910	51%
Implementation and other	1,107	688	61%
Total revenues	55,340	36,598	51%
Cost of revenues
Operating expenses	7,964	5,798	37%
Depreciation and amortization	945	638	48%
Total cost of revenues	8,909	6,436	38%
Administrative expenses
Sales and marketing	23,774	14,856	60%
Research and development	2,349	1,059	122%
General and administrative	11,996	8,410	43%
Depreciation and amortization	1,457	1,159	26%
Total administrative expenses	39,576	25,484	55%
Total operating expenses	48,485	31,920	52%
Operating income	6,855	4,678	47%
Interest expense	(343)	(338)	1%
Other income, net	98	39	151%
Income before income taxes	6,610	4,379
Provision for income taxes	2,763	1,689
Net income	$3,847	$2,690

	Three Months Ended September 30,
	2015	2014
Revenues
Recurring	98.0%	98.1%
Implementation and other	2.0%	1.9%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	14.4%	15.8%
Depreciation and amortization	1.7%	1.7%
Total cost of revenues	16.1%	17.5%
Administrative expenses
Sales and marketing	43.0%	40.6%
Research and development	4.2%	2.9%
General and administrative	21.6%	23.0%
Depreciation and amortization	2.6%	3.2%
Total administrative expenses	71.4%	69.7%
Total operating expenses	87.5%	87.2%
Operating income	12.5%	12.8%
Interest expense	-0.6%	-0.9%
Other income, net	0.2%	0.1%
Income before income taxes	12.1%	12.0%
Provision for income taxes	5.0%	4.6%
Net income	7.1%	7.4%

Revenues

Total revenues were $55.3 million for the three months ended September 30, 2015 as compared to $36.6 million for the three months ended September 30, 2014, representing an increase of $18.7 million, or 51%. The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months) as well as contributions from newer offices that are reaching maturity. Implementation and other revenues, a component of total revenues, increased to $1.1 million for the three months ended September 30, 2015 from $0.7 million for the three months ended September 30, 2014, an increase of $0.4 million, or 61%.

A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices and the introduction and sale of additional applications to our existing clients. The increase in revenues was also due to an increase in the average revenue per client.  Revenues attributable to new applications introduced in 2015 were not a material factor in the increase in revenue for this quarter, although we expect these applications to represent a more significant portion of our revenues in the future.

Cost of Revenues

Cost of revenues was $8.9 million for the three months ended September 30, 2015 as compared to $6.4 million for the three months ended September 30, 2014, representing an increase of $2.5 million, or 38%. The increase in cost of revenues was due primarily to a $1.4 million increase in employee costs related to additional operating personnel, as well as a $0.2 million increase in shipping fees and a $0.2 million increase in automated clearinghouse fees, each of which related to increased sales.  In addition, depreciation and amortization expense increased by $0.3 million, or 48%, primarily due to technology developed and other additional assets purchased.

Administrative Expenses

Total administrative expenses were $39.6 million for the three months ended September 30, 2015 as compared to $25.5 million for the three months ended September 30, 2014, representing an increase of $14.1 million, or 55%. During the three months ended September 30, 2015, sales and marketing expense increased by $8.9 million from the comparable prior year period, primarily due to a $4.4 million increase in commissions and bonuses related to increased sales, a $3.2 million increase in employee-related expenses and a $0.3 million increase in recruiting expenses, in each case resulting from an increase in the number of sales personnel, a $0.4 million increase in advertising costs related to rebranding expenses necessitated by settlement of the trademark infringement and other related claims alleged by National Financial Partners Corp. (“NFP”) and a $0.3 million increase in building rent and other building expenses related to new offices and additional leased space in existing offices.

During the three months ended September 30, 2015, research and development expense increased by $1.3 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel and related bonus expense.  We anticipate an increase in research and development expense over time as we continue to increase the number of research and development personnel.  During the three months ended September 30, 2015, general and administrative expense increased by $3.6 million from the comparable prior year period, primarily due to a $2.5 million increase in employee-related expenses and a $0.7 million increase in accounting, compliance and insurance expense.  During the three months ended September 30, 2015, depreciation and amortization expense increased by $0.3 million from the comparable prior year period, or 26%, primarily due to additional technology developed and other assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis.  The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period.  The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014
Capitalized portion of research and development	$1,063	$580
Expensed portion of research and development	2,349	1,059
Total research and development costs	$3,412	$1,639

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

The following tables set forth selected Condensed Consolidated Statements of Income data and such data as a percentage of total revenues for the periods presented:

	Nine Months Ended September 30,
	2015	2014	% Change
Revenues
Recurring	$156,404	$105,030	49%
Implementation and other	3,131	1,859	68%
Total revenues	159,535	106,889	49%
Cost of revenues
Operating expenses	22,569	17,847	26%
Depreciation and amortization	2,642	1,876	41%
Total cost of revenues	25,211	19,723	28%
Administrative expenses
Sales and marketing	61,744	44,237	40%
Research and development	6,123	2,878	113%
General and administrative	34,076	25,816	32%
Depreciation and amortization	4,180	3,322	26%
Total administrative expenses	106,123	76,253	39%
Total operating expenses	131,334	95,976	37%
Operating income	28,201	10,913	158%
Interest expense	(1,067)	(3,079)	-65%
Loss on early repayment of debt	-	(4,044)	-100%
Other income, net	150	1,395	-89%
Income before income taxes	27,284	5,185
Provision for income taxes	11,496	2,028
Net income	$15,788	$3,157

	Nine Months Ended September 30,
	2015	2014
Revenues
Recurring	98.0%	98.3%
Implementation and other	2.0%	1.7%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	14.1%	16.7%
Depreciation and amortization	1.7%	1.8%
Total cost of revenues	15.8%	18.5%
Administrative expenses
Sales and marketing	38.8%	41.4%
Research and development	3.8%	2.7%
General and administrative	21.3%	24.2%
Depreciation and amortization	2.6%	3.1%
Total administrative expenses	66.5%	71.4%
Total operating expenses	82.3%	89.9%
Operating income	17.7%	10.2%
Interest expense	-0.7%	-2.9%
Loss on early repayment of debt	0.0%	-3.8%
Other income, net	0.0%	1.3%
Income before income taxes	17.0%	4.8%
Provision for income taxes	7.2%	1.9%
Net income	9.8%	2.9%

Revenues

Total revenues were $159.5 million for the nine months ended September 30, 2015 as compared to $106.9 million for the nine months ended September 30, 2014, representing an increase of $52.6 million, or 49%. The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months) as well as contributions from newer offices that are reaching maturity. Implementation and other revenues, a component of total revenues, increased to $3.1 million for the nine months ended September 30, 2015 from $1.9 million for the nine months ended September 30, 2014, an increase of $1.2 million, or 68%.

A combination of other factors also contributed to the increase in revenues, including an increase in the number of tax form filings on behalf of clients, the addition of new clients in more recently opened sales offices and the introduction and sale of additional applications to our existing clients. The increase in revenues was also due to an increase in the average revenue per client.  Revenues attributable to new applications introduced in 2015 were not a material factor in the increase in revenue for the nine months ended September 30, 2015, although we expect these applications to represent a more significant portion of our revenues in the future.

Cost of Revenues

Cost of revenues was $25.2 million for the nine months ended September 30, 2015 as compared to $19.7 million for the nine months ended September 30, 2014, representing an increase of $5.5 million, or 28%. The increase in cost of revenues was due primarily to a $3.5 million increase in employee costs related to additional operating personnel, as well as a $0.5 million increase in shipping fees related to increased sales. In addition, depreciation and amortization expense increased by $0.8 million, or 41%, primarily due to technology developed and other additional assets purchased.

Administrative Expenses

Total administrative expenses were $106.1 million for the nine months ended September 30, 2015 as compared to $76.3 million for the nine months ended September 30, 2014, representing an increase of $29.8 million, or 39%. During the nine months ended September 30, 2015, sales and marketing expense increased by $17.5 million from the comparable prior year period, primarily due to an $8.2 million increase in commissions and bonuses resulting from increased sales, a $7.3 million increase in employee-related expenses, a $0.7 million increase in recruiting and training expenses related to an increase in the number of sales personnel and a $0.8 million increase in advertising costs related to rebranding expenses necessitated by settlement of the trademark infringement and other related claims alleged by NFP.

During the nine months ended September 30, 2015, research and development expense increased by $3.2 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel and related bonus expense. We anticipate an increase in research and development expense over time as we continue to increase the number of research and development personnel. During the nine months ended September 30, 2015, general and administrative expense increased by $8.3 million from the comparable prior year period, primarily due to a $4.7 million increase in employee-related expenses and a $2.1 million increase in accounting, compliance and insurance expense, a $0.4 million increase in telecom expenses related to increased headcount and a $0.1 million increase in director expenses. During the nine months ended September 30, 2015, depreciation and amortization expense increased by $0.9 million from the comparable prior year period, or 26%, primarily due to additional technology developed and other assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis.  The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Capitalized portion of research and development	$2,733	$1,317
Expensed portion of research and development	6,123	2,878
Total research and development costs	$8,856	$4,195

Liquidity and Capital Resources

As of September 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $48.5 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our consolidated loans. Since inception, we have raised $125.1 million of equity capital, $62.8 million of which was received from the net proceeds raised in our initial public offering that closed in April 2014. We incurred related party debt as part of corporate reorganizations that occurred in April 2012 and January 2014.  Such debt has since been repaid.  We have also incurred indebtedness to finance the expansion of our corporate headquarters in Oklahoma City.  The first expansion of our corporate headquarters was completed in June 2014 and we are currently constructing an approximately $13.4 million new corporate building adjacent to our corporate headquarters that we expect to be completed by mid-2016.  In connection with the expansion currently in progress, we entered into a loan agreement with Kirkpatrick Bank on May 13, 2015 (the “Construction Loan”) and are negotiating a local incentive package with the Oklahoma City Economic Development Trust worth up to approximately $1.2 million, depending on the number of new jobs we create for local employees over the next two years and the average annual salary level for such local employees.  We have the ability to borrow approximately $11 million under the Construction Loan prior to the completion of construction to finance the expansion of our corporate headquarters.

As of September 30, 2015, our only outstanding indebtedness consisted of the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) and the Construction Loan, each of which is discussed in more detail below.

2021 Consolidated Loan. As of September 30, 2015, we had a term note under the 2021 Consolidated Loan with an outstanding principal amount of $26.1 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) greater than 1.2 to 1.0, which is measured on a quarterly basis. As of September 30, 2015, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

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

Construction Loan.  On May 13, 2015, we entered into the Construction Loan with Kirkpatrick Bank to finance the expansion of our headquarters.  The Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  We did not have any outstanding borrowings under the Construction Loan as of September 30, 2015.  The Construction Loan matures on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.

At maturity, the outstanding principal balance of the Construction Loan will be automatically converted into a 78-month term loan.  The term loan will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by profitability, our investment in sales and marketing to drive growth, implementation revenue received but deferred and research and development. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenue and related cash flows or to raise additional capital could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

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

The following table summarizes the consolidated statement of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		% Change
	2015	2014	2015 vs 2014
Net cash provided by (used in):
Operating activities	$34,129	$13,301	157%
Investing activities	34,883	50,199	-31%
Financing activities	(45,609)	(58,389)	-22%
Change in cash and cash equivalents	$23,403	$5,111

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $34.1 million. Net cash provided by operating activities consisted primarily of net income of $15.8 million, depreciation and amortization of $6.8 million, an increase in deferred revenue of $6.6 million, an increase in accrued payroll and vacation of $2.5 million, an increase in income taxes, net of $2.5 million, an increase in accrued expenses and other current liabilities of $2.0 million and stock based compensation expense of $1.7 million, partially offset by a change in deferred taxes, net, of $1.5 million, a decrease in accounts payable of $0.9 million, a decrease in accrued commissions and bonuses of $0.6 million, an increase in accounts receivable of $0.6 million and an increase in prepaid expenses of $0.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $13.3 million.  Net cash provided by operating activities consisted primarily of net income of $3.2 million, depreciation and amortization of $5.2 million, an increase in deferred revenue of $4.7 million, a write off of debt issuance costs of $4.1 million and deferred taxes, net, of $1.4 million, offset by a decrease in accounts payable of $3.0 million, a net change in derivative liability of $1.1 million and a decrease in accrued commissions and bonuses of $1.0 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 was $34.9 million and resulted from a decrease in funds held for clients of $44.7 million and a decrease in restricted cash of $0.4 million, offset by purchases of property and equipment of $10.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2014 was $50.2 million and resulted primarily from a decrease in funds held for clients of $62.1 million, offset by purchases of property and equipment of $11.9 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $45.6 million.  Net cash used in financing activities primarily resulted from a decrease in the client funds obligation of $44.7 million and principal payments on long-term debt of $0.9 million.

Net cash used in financing activities for the nine months ended September 30, 2014 was $58.4 million.  Net cash used in financing activities primarily resulted from principal payments on long-term debt of $65.4 million and a decrease in the client funds obligation of $62.1 million, offset by proceeds from the initial public offering of $62.8 million and proceeds from the issuance of long-term debt of $6.5 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions to ensure that management believes them to be reasonable under the then-current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are discussed in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2015, as compared to those disclosed in the Form 10-K.

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess our performance and for planning purposes.  We define: (i) EBITDA as net income plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, stock-based compensation expense, certain transaction expenses that are not core to our operations and net loss on early repayment of debt and (iii) non-GAAP net income as net income plus tax adjusted stock-based compensation expense, certain tax adjusted transaction expenses that are not core to our operations and tax adjusted net loss on early repayment of debt.  EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

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

The following tables reconcile net income to EBITDA and Adjusted EBITDA and net income to non-GAAP net income (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated statements of income data:
Net income	$3,847	$2,690	$15,788	$3,157
Interest expense	343	338	1,067	3,079
Provision for income taxes	2,763	1,689	11,496	2,028
Depreciation and amortization	2,402	1,797	6,822	5,198
EBITDA	9,355	6,514	35,173	13,462
Stock-based compensation expense	1,432	88	1,721	362
Transaction expenses	-	-	685	1,363
Net loss on early repayment of debt	-	-	-	4,044
Adjusted EBITDA	$10,787	$6,602	$37,579	$19,231

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated statements of income data:
Net income	$3,847	$2,690	$15,788	$3,157
Tax adjusted stock-based compensation expense(1)	830	51	997	211
Tax adjusted transaction expenses(1)	39	-	630	795
Tax adjusted net loss on early repayment of debt(1)	-	-	-	2,358
Non-GAAP net income	$4,716	$2,741	$17,415	$6,521

Non-GAAP net income per share, basic	$0.08	$0.05	$0.31	$0.13
Non-GAAP net income per share, diluted	$0.08	$0.05	$0.30	$0.13

Weighted average shares outstanding:
Basic	57,050,684	51,056,462	56,287,979	49,040,344
Diluted	58,367,830	52,978,051	57,771,680	51,223,048

(1)

Beginning in 2015, we use an individual non-GAAP tax rate for each tax adjusted non-GAAP item to determine the amount of non-GAAP net income.  Prior to 2015, we used an overall effective tax rate for each tax adjusted non-GAAP item to determine the amount of non-GAAP net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $48.5 million as of September 30, 2015. We consider all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents. These amounts are invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2015, we did not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

Commencing January 1, 2016, we will cease to be an “emerging growth company.”  Accordingly, management will be required to make the first annual assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) commencing with our Annual Report on Form 10-K with respect to the fiscal year ending December 31, 2015 (the “2015 Annual Report”).  The Company’s independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in our 2015 Annual Report.

We are currently conducting an extensive evaluation of our internal control over financial reporting in preparation for the required certification under Section 404.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On September 23, 2014, NFP filed a complaint against us in the United States District Court for the Northern District of Illinois (the “District Court”) (Civil Action No. 1:14-cv-07424). The complaint alleged trademark infringement, unfair competition, deceptive trade practices, consumer fraud and deceptive business practices related to the adoption and use of our logo and sought preliminary and permanent injunctions prohibiting us from continued infringement as well as money damages, including an accounting for sales and profits, attorneys’ fees and disgorgement of profits. NFP also moved for an order preliminarily enjoining us from using our logo. On April 30, 2015, we filed an opposition to NFP’s motion for preliminary injunction.  On May 7 and 8, 2015, the District Court held a hearing on NFP’s motion for a preliminary injunction.  On June 10, 2015, the District Court entered an order granting a preliminary injunction in favor of NFP and thereafter issued its preliminary injunction on June 16, 2015.  On June 16, 2015, we filed an appeal of the District Court’s order and preliminary injunction to the United States Circuit Court of Appeals for the Seventh Circuit (Case No. 15-2289).  We further sought a stay of the preliminary injunction pending the appeal.  On June 30, 2015, the District Court granted our motion for a stay pending appeal.  On June 25, 2015, we filed an offer of judgment seeking to resolve all pending claims between the parties and terminate the action with the payment of $20 thousand by Paycom Payroll, LLC and an agreement to change our logo within 60 days.  Our offer of judgment was accepted by NFP and the District Court entered a judgment pursuant to the offer of judgment on July 6, 2015, terminating the District Court action.  The Seventh Circuit Court of Appeals case was terminated on July 8, 2015.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 26, 2015, except as set forth below:

Commencing January 1, 2016, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.  The 2015 Annual Report will reflect this change.

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

As of September 21, 2015, we ceased to be a “controlled company” as defined in the NYSE Listed Company Manual and, as a result, no longer qualify for exemptions from certain corporate governance requirements. If we are unable to comply with applicable corporate governance requirements, we may become subject to enforcement actions by the NYSE.

Prior to September 21, 2015, the parties to the Amended and Restated Stockholders Agreement dated March 10, 2014, which include WCAS X, WCAS Capital IV, WCAS Management Corporation, Chad Richison, Shannon Rowe, William X. Kerber, III, Jeffrey D. York, Robert J. Levenson, the Estate of Richard Aiello and certain of their affiliates or related entities (collectively, the “Stockholders Agreement Parties”) held more than 50% of the voting power for the election of the Company’s directors. Accordingly, we relied upon the “controlled company” exception with respect to certain NYSE corporate governance requirements. Pursuant to this exception, we were exempt from the rules that would have otherwise required that our Board of Directors consist of a majority of independent directors and that our compensation committee and nominating and corporate governance committee be composed entirely of independent directors.

Following the initial closing of a registered secondary offering on September 21, 2015, the Stockholders Agreement Parties no longer hold more than 50% of the voting power for the election of directors and, as a result, we are no longer a “controlled company” as defined in the NYSE Listed Company Manual. By December 20, 2015, both our nominating and corporate governance committee and compensation committee must consist of a majority of independent directors, and by September 21, 2016, both committees must consist solely of independent directors and our Board of Directors must consist of a majority of independent directors. During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies that have committees of their boards of directors that consist solely of independent directors and boards of directors that consist of a majority of independent directors. Further, if, within the phase-in periods, we are not able to recruit additional directors that would qualify as independent, or we are not able to otherwise comply with the NYSE listing requirements, we may be subject to enforcement actions by the NYSE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

During the period covered by this Quarterly Report on Form 10-Q, we did not have a share repurchase program in place, and no shares of our common stock were repurchased.

Item 5. Other Information.

Certain provisions of our Amended and Restated Certificate of Incorporation (the “Charter”) became effective as of September 21, 2015, the date that the Stockholders Agreement Parties ceased to collectively beneficially own (directly or indirectly) more than 50% of the outstanding shares of our common stock (the “Trigger Date”), replacing certain provisions that only applied prior to the Trigger Date. Effective November 3, 2015, our Board of Directors amended and restated the Company’s existing bylaws (as so amended and restated, the “Amended and Restated Bylaws”) in order to, among other things, conform Section 3.14 of the bylaws to the related Charter provision applicable after the Trigger Date. Section 3.14 of the Amended and Restated Bylaws provides that no director may be removed from office by the stockholders except for cause with the affirmative vote of the holders of not less than sixty-six and two-thirds percent (66 ⅔%) of the total voting power of all outstanding securities of the Company then entitled to vote generally in the election of directors, voting together as a single class. The threshold for removal of a director by the stockholders was previously a majority of the total voting power of all outstanding securities of the Company then entitled to vote generally in the election of directors, voting together as a single class.

The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.2 and incorporated herein by reference.

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

3.2*	Amended and Restated Bylaws of Paycom Software, Inc.

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

4.7

Amendment No. 1 to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of May 13, 2015 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

4.8*	Joinder to Amended and Restated Stockholders Agreement, by and between Paycom Software, Inc. and The Mackesy Family Foundation, dated as of May 27, 2015.

4.9*	Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and The Mackesy Family Foundation, dated as of May 27, 2015.

4.10*	Joinder to Amended and Restated Stockholders Agreement, by and between Paycom Software, Inc. and Anthony & Christie de Nicola Foundation, dated as of August 13, 2015.

4.11*	Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Anthony & Christie de Nicola Foundation, dated as of August 13, 2015.

4.12*	Amendment No. 2 to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of September 15, 2015.

4.13*	Joinder to Amended and Restated Stockholders Agreement, by and between Paycom Software, Inc. and The Swani Family Foundation, dated as of October 13, 2015.

4.14*	Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and The Swani Family Foundation, dated as of October 13, 2015.

4.15*	Joinder to Amended and Restated Stockholders Agreement, by and between Paycom Software, Inc. and Paul & Anne-Marie Queally Family Foundation, dated as of October 13, 2015.

4.16*	Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Paul & Anne-Marie Queally Family Foundation, dated as of October 13, 2015.

Exhibit No.	Description

10.1

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.2

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.3

Form of Time and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.4

Form of Time Delayed and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.5

Form of Time-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

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

PAYCOM SOFTWARE, INC.

Date: November 6, 2015	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Financial Officer)