Form 10-Q
period 2016-03-31
Paycom Software, Inc.
filed 2016-05-05
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016, the registrant had 59,926,434 shares of common stock outstanding, including 2,302,271 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$72,075	$50,714
Accounts receivable	2,580	2,354
Prepaid expenses	4,793	3,531
Inventory	736	1,093
Income tax receivable	-	6,743
Current assets before funds held for clients	80,184	64,435
Funds held for clients	1,125,619	696,703
Total current assets	1,205,803	761,138
Property and equipment, net	66,990	58,858
Deposits and other assets	866	1,286
Goodwill	51,889	51,889
Intangible assets, net	3,081	3,484
Deferred income tax assets, net	3,003	-
Total assets	$1,331,632	$876,655
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,694	$4,899
Income tax payable	6,582	-
Accrued commissions and bonuses	1,784	8,687
Accrued payroll and vacation	5,237	2,898
Deferred revenue	3,994	3,726
Current portion of long-term debt	900	886
Accrued expenses and other current liabilities	11,983	9,735
Current liabilities before client funds obligation	36,174	30,831
Client funds obligation	1,125,619	696,703
Total current liabilities	1,161,793	727,534
Deferred income tax liabilities, net	-	641
Long-term deferred revenue	26,825	25,310
Net long-term debt, less current portion	24,650	24,856
Total long-term liabilities	51,475	50,807
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 57,138,157 and 57,119,873 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	571	571
Additional paid in capital	72,597	71,135
Retained earnings	45,196	26,608
Total stockholders' equity	118,364	98,314
Total liabilities and stockholders' equity	$1,331,632	$876,655

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Recurring	$88,904	$54,351
Implementation and other	1,222	871
Total revenues	90,126	55,222
Cost of revenues
Operating expenses	10,785	7,471
Depreciation and amortization	1,186	810
Total cost of revenues	11,971	8,281
Administrative expenses
Sales and marketing	28,662	21,229
Research and development	3,860	1,867
General and administrative	15,206	11,984
Depreciation and amortization	1,723	1,323
Total administrative expenses	49,451	36,403
Total operating expenses	61,422	44,684
Operating income	28,704	10,538
Interest expense	(311)	(332)
Other income, net	34	33
Income before income taxes	28,427	10,239
Provision for income taxes	9,839	4,244
Net income	$18,588	$5,995
Earnings per share, basic	$0.32	$0.11
Earnings per share, diluted	$0.31	$0.11
Weighted average shares outstanding:
Basic	57,132,909	54,749,951
Diluted	58,362,040	56,562,661

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$18,588	$5,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,909	2,133
Amortization of debt issuance costs	32	13
Stock-based compensation expense	1,223	254
Deferred income taxes, net	(3,644)	(101)
Changes in operating assets and liabilities:
Accounts receivable	(226)	1,110
Prepaid expenses	(1,262)	(1,092)
Inventory	423	(523)
Deposits and other assets	420	(119)
Accounts payable	(1,170)	(515)
Income taxes, net	13,325	4,288
Accrued commissions and bonuses	(6,903)	(3,512)
Accrued payroll and vacation	2,339	1,578
Deferred revenue	1,783	1,439
Accrued expenses and other current liabilities	2,111	2,188
Net cash provided by operating activities	29,948	13,136
Cash flows from investing activities
(Increase) decrease in funds held for clients	(428,916)	68,994
Decrease in restricted cash	-	371
Purchases of property and equipment	(8,363)	(2,502)
Net cash provided by (used in) investing activities	(437,279)	66,863
Cash flows from financing activities
Principal payments on long-term debt	(224)	(464)
Increase (decrease) in client funds obligation	428,916	(68,994)
Payment of debt issuance costs	-	(12)
Net cash provided by (used in) financing activities	428,692	(69,470)
Net increase in cash and cash equivalents	21,361	10,529
Cash and cash equivalents
Beginning of period	50,714	25,144
End of period	$72,075	$35,673

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2015, included in the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2016.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated balance sheets as of March 31, 2016 and December 31, 2015, our consolidated statements of income for the three months ended March 31, 2016 and 2015 and our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 22, 2016.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year.

Adoption of New Pronouncements

We adopted on a retrospective basis the recently issued guidance by the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires companies with debt issuance costs related to a recognized debt liability to present such issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability.  Our adoption of ASU 2015-03 resulted in a reclassification which decreased deposits and other assets by $0.1 million and decreased net long-term debt, less current portion by $0.1 million on our consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 had no impact on our stockholders’ equity or the results of our operations.

In June 2014, the FASB issued authoritative guidance for share-based payments which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard was effective for us on January 1, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued authoritative guidance for intangibles related to internally developed software.  The new guidance assists entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.  The new

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Accordingly, the standard was effective for us on January 1, 2016.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include income taxes, contingencies, the useful life of property and equipment and intangible assets, the life of our client relationships, the fair value of our stock-based awards and the fair value of our financial instruments, intangible assets and goodwill. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under the circumstances. As such, actual results could materially differ from these estimates.

Employee Stock Purchase Plan

An award issued under the Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) is classified as a share-based liability and recorded at the fair value of the award.  Expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing application, we (i) collect client funds to satisfy their respective federal, state and local employment tax obligations, (ii) remit such funds to the appropriate taxing authorities and accounts designated by our clients, and (iii) manage client tax filings and any related correspondence with taxing authorities.  Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in demand deposits, money market funds and certificates of deposit. The interest earned from these investments is included in the consolidated statements of income as other income, net. These investments are shown in the consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation.  The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients.  The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.

As of March 31, 2016 and December 31, 2015, the funds held for clients were invested in demand deposits, certificates of deposit and money market funds and classified as a current asset in the accompanying balance sheets as these funds are held solely to satisfy the client funds obligation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance which included a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP and on July 9, 2015, the FASB approved the one year deferral.  The effective date of the amended standard will begin in periods beginning after December 15, 2017.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

In January 2016, the FASB issued authoritative guidance for the accounting for financial instruments. The amendments in this guidance require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this guidance eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The new guidance is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued authoritative guidance for the accounting for leases.  The purpose of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements.  The new guidance is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2018, though early adoption is permitted.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, as part of its initiative to reduce complexity in accounting standards, the FASB issued authoritative guidance for the accounting for stock compensation. The new guidance involves several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows   The new guidance is effective for us for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment and associated accumulated depreciation and amortization were as follows:

	March 31,	December 31,
	2016	2015
Property and equipment
Buildings	$30,214	$28,154
Software and capitalized software costs	16,103	13,959
Computer equipment	13,497	11,346
Rental clocks	9,138	8,750
Furniture, fixtures and equipment	5,808	5,464
Vehicles	421	421
Leasehold improvements	363	358
	75,544	68,452
Less: accumulated depreciation and amortization	(27,399)	(24,894)
	48,145	43,558
Land	8,993	8,993
Construction in progress	9,852	6,307
Property and equipment, net	$66,990	$58,858

In 2015, we began the construction of a third building/processing center and additional parking at our headquarters.  Included in the construction in progress balance at March 31, 2016 and December 31, 2015 is $0.5 million and $0.4 million in retainage, respectively.

Depreciation and amortization expense for property and equipment, net, was $2.5 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three months ended March 31, 2016, we incurred interest costs of $0.3 million, less than $0.1 million of which was capitalized.  For the three months ended March 31, 2015, we incurred interest costs of $0.3 million, none of which was capitalized.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  During the three months ended March 31, 2016 and 2015, we capitalized $1.7 million and $0.8 million of computer software development costs related to software developed for internal use, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  We had goodwill of $51.9 million as of March 31, 2016 and December 31, 2015. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2015. For the year ended December 31, 2015 and for the period ended March 31, 2016, there were no indicators of impairment.

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	March 31, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	1.3	$13,997	$(12,247)	$1,750
Trade name	6.3	3,194	(1,863)	1,331
Total		$17,191	$(14,110)	$3,081

	December 31, 2015
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	1.5	$13,997	$(11,897)	$2,100
Trade name	6.5	3,194	(1,810)	1,384
Total		$17,191	$(13,707)	$3,484

The weighted average remaining useful life of our intangible assets was 3.5 years as of March 31, 2016.  Amortization of intangible assets for both the three months ended March 31, 2016 and 2015 was $0.4 million.

5.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015
Net term note to bank due May 30, 2021	$25,550	$25,742
Total long-term debt (including current portion)	25,550	25,742
Less: Current portion	(900)	(886)
Total long-term debt, net	$24,650	$24,856

As of March 31, 2016, our outstanding indebtedness consisted of a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”).  The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum.  The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions), as defined in the agreement, of greater than 1.2 to 1.0, which is measured on a quarterly basis. We were in compliance with all of the covenants as of March 31, 2016.

On May 13, 2015, we entered into a loan agreement with Kirkpatrick Bank to finance the expansion of our headquarters (the “Construction Loan”).  The Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  We did not have any outstanding borrowings under the Construction Loan as of March 31, 2016.  The Construction Loan matures on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the Construction Loan, if any, will be automatically converted to a 78-month term loan.  The term loan will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

As of March 31, 2016 and December 31, 2015, the carrying value of our total long-term debt, including current portion, was $25.6 million and $25.7 million, respectively, which approximated its fair value as of both dates. The fair value of fixed rate long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. The discretionary contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $1.0 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

The ESPP allows, at the beginning of each offering period, eligible employees to elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum, to purchase shares of the Company’s common stock at a price of 85% of the fair market value of the shares on the exercise date.  Each offering period of the ESPP lasts six months and the maximum number of shares that may be acquired by a participant during each offering period is 2,000 shares. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum number of shares of the Company’s common stock that may be acquired by participants under the ESPP is 2,000,000 shares.  During the three months ended March 31, 2016, eligible employees purchased 60,267 shares of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.2 million for the three months ended March 31, 2016.

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

We did not have any financial instruments that were measured on a recurring basis at either March 31, 2016 or December 31, 2015.

8.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

In accordance with ASC Topic 260 “Earnings Per Share”, the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

stockholders for dividends or dividend equivalents and participation rights in undistributed earnings.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The outstanding restricted shares of stock that were issued on July 8, 2015 are considered participating securities.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income	$18,588	$5,995
Less: income allocable to participating securities	$(232)	$-
Income allocable to common shares	$18,356	$5,995
Add back: undistributed earnings allocable to participating securities	$232	$-
Less: undistributed earnings reallocated to participating securities	$(227)	$-
Numerator for diluted earnings per share	$18,361	$5,995
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455
Adjustment for vested restricted stock	6,817,454	4,434,496
Shares for calculating basic earnings per share	57,132,909	54,749,951
Dilutive effect of unvested restricted stock	1,229,131	1,812,710
Shares for calculating diluted earnings per share	58,362,040	56,562,661
Earnings per share:
Basic	$0.32	$0.11
Diluted	$0.31	$0.11

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On January 1, 2014, we issued shares of restricted common stock (“2014 Restricted Stock”) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that were subject to either time-based vesting conditions or market-based vesting conditions.  Shares of 2014 Restricted Stock with time-based vesting conditions vest based on various schedules through 2018.  The market-based vesting conditions were based on our total enterprise value exceeding certain specified thresholds.  Compensation expense related to the issuance of 2014 Restricted Stock with time-based vesting conditions was measured based on the fair value of the award on the grant date and is recognized over the requisite service period on a straight-line basis.  Compensation expense relating to the issuance of 2014 Restricted Stock with market-based vesting conditions was measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based on the probability that the vesting conditions would be met.  For 2014 Restricted Stock with market-based vesting conditions, 50% of the shares vested upon reaching a total enterprise value of $1.4 billion on December 1, 2014 and the remaining 50% of the shares vested upon reaching a total enterprise value of $1.8 billion on March 2, 2015.  Our total compensation expense related to 2014 Restricted Stock was less than $0.1 million for the three months ended March 31, 2016 and $0.3 million for the three months ended March 31, 2015.

There was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of 2014 Restricted Stock with time-based vesting conditions outstanding as of March 31, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years as of March 31, 2016.

On July 8, 2015, we issued an aggregate of 741,931 shares of restricted stock to each of our executive officers and certain non-executive employees (“2015 Restricted Stock”) under the LTIP, of which 477,200 shares were subject to market-based vesting conditions and 264,731 shares were subject to time-based vesting conditions.  The fair value of each share of 2015 Restricted Stock with market-based vesting conditions was estimated on the grant date using a Monte Carlo simulation model.  This model considers a range of assumptions related to volatility, risk-free interest rate, expected life and expected dividend yield.  Expected volatilities used

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

in the model are based on historical volatilities of comparable guideline companies until a sufficient trading history in our common stock exists.  We are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest.

Shares of 2015 Restricted Stock with market-based vesting conditions will vest 50% when we reach a total enterprise value of $2.65 billion and 50% when we reach a total enterprise value of $3.5 billion.  Shares of 2015 Restricted Stock with time-based vesting conditions vest over periods of three or five years.  Compensation expense for 2015 Restricted Stock awards with time-based vesting conditions was measured based on the fair value of the underlying shares of restricted stock on the grant date (which was equal to the closing price of our common stock of $33.33 on the grant date) and will be recognized over the requisite service periods on a straight-line basis.  Compensation expense for 2015 Restricted Stock awards with market-based vesting conditions was measured based on the fair value of the underlying shares of restricted stock on the grant date, which was $21.76 or $27.24 depending on the enterprise value target.  Compensation expense for 2015 Restricted Stock with market-based vesting conditions will be recognized on a straight-line basis over the requisite service period of 2.3 to 4.2 years.  Our total compensation expense related to 2015 Restricted Stock was $1.3 million for the three months ended March 31, 2016.  There was $13.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of 2015 Restricted Stock outstanding as of March 31, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years as of March 31, 2016.

We capitalized stock based compensation costs related to software developed for internal use of $0.1 million and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

10.	RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2016 and 2015, we paid rent on our Dallas office space in the amounts of $0.1 million. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

In accordance with the terms of the Registration Rights Agreement dated as of December 30, 2013, we paid registration and related expenses incurred by certain parties and others in the aggregate amount of $1.3 million in connection with the registration of shares of common stock in a follow-on secondary offering in January 2015.

11.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

Legal Proceedings

We are involved in various legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2016 to 2021. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of March 31, 2016 and December 31, 2015, we had $0.9 million and $0.8 million, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three months ended March 31, 2016 and 2015 was $1.3 million and $1.1 million, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The estimated effective income tax rate was 34.61% and 41.45% for the three months ended March 31, 2016 and 2015, respectively.  The lower effective income tax rate for the three months ended March 31, 2016 is primarily a result of the Section 199 qualified production activities deduction and the research and development tax credit.

13.	SUBSEQUENT EVENTS

     On April 15, 2016, we issued 847,928 shares of restricted common stock to certain of our executive and non-executive employees under the LTIP.  Certain shares of restricted common stock are subject to market-based vesting conditions and certain shares of restricted common stock are subject to time-based vesting conditions.  Market-based restricted common stock will vest 100% if the Company reaches a total enterprise value of $2.65 billion within six years of the date of grant.  Time-based restricted common stock will vest over periods of three or five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2016, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2016 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2015, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. (“Software”) and its consolidated subsidiaries. All amounts, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to the Company’s estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenue generated by certain applications, including Enhanced ACA; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to create additional jobs at our corporate headquarters; our ability to expand our corporate headquarters within an expected timeframe; and our expectation of increasing our capital expenditures and investment activity as our business grows.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “should,” “would,” “might,” “plan,” “expect,” “potential,” “possible,” “project,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, Part I, Item 1A, “Risk Factors” of the Form 10-K and in our other reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

Overview

We are a leading provider of comprehensive, cloud-based human capital management (“HCM”) software delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment life cycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2016.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.  We have 42 sales teams located in 24 states and plan to open additional sales offices to further expand our presence in the U.S. market.  During the three months ended March 31, 2016, we opened six sales offices, with one new sales office located in each of Chicago, Cleveland, Pasadena, Sacramento, San Antonio and Stamford.  Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing strategy utilizes email, direct mail, tradeshows, digital marketing and advertising to generate sales leads.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers and webinars.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when they pay their employees, which is typically weekly, bi-weekly, semi-monthly or monthly.

For the three months ended March 31, 2016 and 2015, our gross margins were approximately 87% and 85%, respectively. Historically, our total gross margin gradually improved over time as (i) our gross margin for our other HCM applications was higher than our gross margin for payroll processing, (ii) we added additional clients, (iii) our existing clients deployed additional HCM applications and (iv) we reduced our cost of revenues as a percentage of total revenues.  We do not expect our gross margins to continue to grow at the same rate as they have, but rather to remain relatively consistent from quarter to quarter.

The passage and initial implementation of the Affordable Care Act (the “ACA”) served as a catalyst for engaging both new and existing clients regarding our application solution for ACA compliance, Enhanced ACA.  The initial implementation of the ACA and our resulting success with Enhanced ACA as a client compliance solution contributed in part to our record revenue for the year ended December 31, 2015 and the three months ended March 31, 2016.  Although we expect Enhanced ACA will continue to contribute to revenue growth, we estimate that revenues from Enhanced ACA will only represent approximately 5% of total revenues for the year ending December 31, 2016.  Because implementation of the ACA reporting requirements not only drove sales to new customers but affected such a significant portion of our existing client base during the last two quarters, Enhanced ACA sales may be less of a revenue growth driver in future periods.

Results of Operations

The following tables set forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2016	2015	% Change
Revenues
Recurring	$88,904	$54,351	64%
Implementation and other	1,222	871	40%
Total revenues	90,126	55,222	63%
Cost of revenues
Operating expenses	10,785	7,471	44%
Depreciation and amortization	1,186	810	46%
Total cost of revenues	11,971	8,281	45%
Administrative expenses
Sales and marketing	28,662	21,229	35%
Research and development	3,860	1,867	107%
General and administrative	15,206	11,984	27%
Depreciation and amortization	1,723	1,323	30%
Total administrative expenses	49,451	36,403	36%
Total operating expenses	61,422	44,684	37%
Operating income	28,704	10,538	172%
Interest expense	(311)	(332)	-6%
Other income, net	34	33	3%
Income before income taxes	28,427	10,239	178%
Provision for income taxes	9,839	4,244	132%
Net income	$18,588	$5,995	210%

	Three Months Ended March 31,
	2016	2015
Revenues
Recurring	98.6%	98.4%
Implementation and other	1.4%	1.6%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	12.0%	13.5%
Depreciation and amortization	1.3%	1.5%
Total cost of revenues	13.3%	15.0%
Administrative expenses
Sales and marketing	31.8%	38.4%
Research and development	4.3%	3.4%
General and administrative	16.9%	21.7%
Depreciation and amortization	1.9%	2.4%
Total administrative expenses	54.9%	65.9%
Total operating expenses	68.2%	80.9%
Operating income	31.8%	19.1%
Interest expense	-0.3%	-0.6%
Other income, net	0.0%	0.1%
Income before income taxes	31.5%	18.6%
Provision for income taxes	10.9%	7.7%
Net income	20.6%	10.9%

Revenues

Total revenues were $90.1 million for the three months ended March 31, 2016, as compared to $55.2 million for the three months ended March 31, 2015, representing an increase of $34.9 million, or 63%.  The increase in total revenues was primarily due to the addition of clients in mature sales offices (those offices that have been open for at least 24 months) as well as existing clients purchasing new applications, including Enhanced ACA. Revenue also benefited from an increase in the number of tax form filings on behalf of clients from the three months ended March 31, 2015. A combination of other factors also contributed to the increase in revenues, including the addition of new clients in more recently opened sales offices and the introduction and sale of additional applications to our existing clients.

Cost of Revenues

Cost of revenues was $12.0 million for the three months ended March 31, 2016 as compared to $8.3 million for the three months ended March 31, 2015, representing an increase of $3.7 million, or 45%. The increase in cost of revenues was due primarily to a $2.6 million increase in employee costs related to additional operating personnel.  In addition, shipping fees increased $0.4 million as a result of increased sales and depreciation and amortization expense increased $0.4 million, or 46%, primarily due to technology developed and other assets purchased.

Administrative Expenses

Total administrative expenses were $49.5 million for the three months ended March 31, 2016 as compared to $36.4 million for the three months ended March 31, 2015, representing an increase of $13.1 million, or 36%. During the three months ended March 31, 2016, sales and marketing expense increased by $7.4 million from the comparable prior year period, primarily due to a $4.4 million increase in employee-related expenses resulting from an increase in the number of sales personnel, a $1.8 million increase in commission and bonuses resulting from increased sales and a $0.2 million increase in building rent and security related to new offices and additional leased space in existing offices. During the three months ended March 31, 2016, research and development expense increased by $2.0 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel. We anticipate a gradual increase in research and development expense as we increase the number of research and development personnel. During the three months ended March 31, 2016, general and administrative expense increased by $3.2 million from the comparable prior year period, primarily due to a $2.8 million increase in employee-related expenses. During the three months ended March 31, 2016, depreciation and amortization expense increased by $0.4 million from the comparable prior year period, or 30%, primarily due to additional technology developed and other assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Capitalized portion of research and development	$1,746	$752
Expensed portion of research and development	3,860	1,867
Total research and development costs	$5,606	$2,619

Liquidity and Capital Resources

As of March 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $72.1 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our consolidated loans. We have also incurred indebtedness to finance the expansion of our corporate headquarters in Oklahoma City.  The first expansion of our corporate headquarters was completed in June 2014.  We are currently constructing a new corporate building adjacent to our corporate headquarters, which we anticipate will cost approximately $15.7 million.  We currently expect this expansion to be completed by mid-2016.  In connection with this expansion, we entered into a loan agreement with Kirkpatrick Bank on May 13, 2015 (the “Construction Loan”).  As of March 31, 2016, we have financed the cost of this expansion from our cash reserves rather than borrowing under the Construction Loan.  In the first quarter of 2016, we also entered into a local incentive package with the Oklahoma City Economic Development Trust worth up to approximately $1.2 million, depending on the number of new jobs we create for local employees over the next two years and the average annual salary level for such local employees.

2021 Consolidated Loan. As of March 31, 2016, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal balance of $25.6 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) greater than 1.2 to 1.0, which is measured on a quarterly basis. As of March 31, 2016, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

Pursuant to the terms of the 2021 Consolidated Loan, until amounts under the 2021 Consolidated Loan are repaid, we may not, subject to certain exceptions, (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with certain affiliates or enter into any other transaction with certain affiliates, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt.

An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of a bankruptcy, reorganization, liquidation or receivership.

Construction Loan.  On May 13, 2015, we entered into the Construction Loan with Kirkpatrick Bank to finance the expansion of our headquarters.  The Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  We did not have any outstanding borrowings under the Construction Loan as of March 31, 2016.  To the extent we borrow under the Construction Loan, until such amounts are repaid, we will be subject to certain covenants similar to those described above with respect to the 2021 Consolidated Loan.  The Construction Loan matures on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.

At maturity, the outstanding principal balance of the Construction Loan, if any, will be automatically converted into a 78-month term loan.  The term loan will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$29,948	$13,136
Investing activities	(437,279)	66,863
Financing activities	428,692	(69,470)
Increase in cash and cash equivalents	$21,361	$10,529

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $29.9 million.  Net cash provided by operating activities consisted primarily of net income of $18.6 million, depreciation and amortization of $2.9 million, an increase in income taxes, net, of $13.3 million, an increase in accrued payroll and vacation expenses of $2.3 million, an increase in accrued expenses and other current liabilities of $2.1 million, an increase in deferred revenue of $1.8 million and stock-based compensation expense of $1.2 million, partially offset by a decrease in accrued commissions and bonuses of $6.9 million, an increase in deferred income taxes, net of $3.6 million, an increase in prepaid expenses of $1.3 million and a decrease in accounts payable of $1.2 million.

Net cash provided by operating activities for the three months ended March 31, 2015 was $13.1 million. Net cash provided by operating activities consisted primarily of net income of $6.0 million, depreciation and amortization of $2.1 million, an increase in income taxes, net, of $4.3 million, an increase in accrued expenses and other current liabilities of $2.2 million, an increase in accrued payroll and vacation expenses of $1.6 million, an increase in deferred revenue of $1.4 million and a decrease in accounts receivable of $1.1 million, partially offset by a decrease in accrued commissions and bonuses of $3.5 million, an increase in prepaid expenses of $1.1 million, an increase in inventory of $0.5 million and a decrease in accounts payable of $0.5 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $437.3 million and resulted from an increase in funds held for clients of $428.9 million and purchases of property and equipment of $8.4 million.

Net cash provided by investing activities for the three months ended March 31, 2015 was $66.9 million and resulted primarily from a decrease in funds held for clients of $69.0 million, partially offset by purchases of property and equipment of $2.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $428.7 million.  Net cash provided by financing activities resulted from an increase in the client funds obligation of $428.9 million, partially offset by principal payments on long-term debt of $0.2 million.

Net cash used in financing activities for the three months ended March 31, 2015 was $69.5 million.  Net cash used in financing activities primarily resulted from a decrease in the client funds obligation of $69.0 million and principal payments on long-term debt of $0.5 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.  For additional information regarding our long-term debt and our commitments and contingencies, see “Note 5.  Long-Term Debt” and “Note 11. Commitments and Contingencies” in the Form 10-K and in the notes to our unaudited consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

Adoption of New Pronouncements

We adopted on a retrospective basis the recently issued guidance by the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires companies with debt issuance costs related to a recognized debt liability to present such issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability.  Our adoption of ASU 2015-03 resulted in a reclassification that decreased Deposits and other assets by $0.1 million and decreased Net long-term debt, less current portion by $0.1 million on our consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 had no impact on our stockholders’ equity or the results of our operations.

In June 2014, the FASB issued authoritative guidance for share-based payments which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard was effective for us on January 1, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued authoritative guidance for intangibles related to internally developed software.  The new guidance assists entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Accordingly, the standard was effective for us on January 1, 2016.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued authoritative guidance for the accounting for leases.  The purpose of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements.  The new guidance is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2018, though early adoption is permitted.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, as part of its initiative to reduce complexity in accounting standards, the FASB issued authoritative guidance for the accounting for stock compensation. The new guidance involves several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows   The new guidance is effective for us for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess our performance and for planning purposes.  We define: (i) EBITDA as net income plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense and certain transaction expenses that are not core to our operations and (iii) non-GAAP net income as net income plus tax adjusted non-cash stock-based compensation expense and certain tax adjusted transaction expenses that are not core to our operations.  EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that we believe are useful to investors in evaluating our performance and facilitating comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.

EBITDA, Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income, which we consider to be the most directly comparable U.S. GAAP measure.  EBITDA, Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA, Adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income or other Consolidated Statements of Income data prepared in accordance with U.S. GAAP.  EBITDA, Adjusted EBITDA and non-GAAP net income may not be comparable to similar titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income to EBITDA and Adjusted EBITDA and net income to non-GAAP net income:

	Three months ended March 31,
	2016	2015
Net income to Adjusted EBITDA:
Net income	$18,588	$5,995
Interest expense	311	332
Provision for income taxes	9,839	4,244
Depreciation and amortization	2,909	2,133
EBITDA	31,647	12,704
Non-cash stock-based compensation expense	1,353	254
Transaction expenses	-	685
Adjusted EBITDA	$33,000	$13,643

	Three months ended March 31,
	2016	2015
Net income to non-GAAP net income:
Net income	$18,588	$5,995
Tax adjusted non-cash stock-based compensation expense	849	150
Tax adjusted transaction expenses	-	507
Non-GAAP net income	$19,437	$6,652

Non-GAAP net income per share, basic	$0.34	$0.12
Non-GAAP net income per share, diluted	$0.33	$0.12

Weighted average shares outstanding:
Basic	57,132,909	54,749,951
Diluted	58,362,040	56,562,661

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $72.1 million as of March 31, 2016. We consider all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents. These amounts are invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. The market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

As of March 31, 2016, we did not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings in the ordinary course of business.  Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed under the heading “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 22, 2016.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our solution and applications and could adversely affect our business, operating results or financial condition.

As a vendor of services, we are ordinarily held responsible by taxing authorities for collecting and paying any applicable sales or other similar taxes.  Additionally, the application of federal, state and local tax laws to services provided electronically like ours is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and applications provided over the Internet. These enactments could adversely affect our sales activity, due to the inherent cost increase the taxes would represent and ultimately could adversely affect our business, operating results or financial condition.

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

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our clients to pay additional tax amounts, as well as require us or our clients to pay fines or penalties and substantial interest for past amounts.   If we are unsuccessful in collecting such taxes from our clients, we could be held liable for such costs, thereby adversely affecting our business, operating results or financial condition.  Additionally, the imposition of such taxes on us would effectively increase the cost of our software and services we provide to clients and would likely have a negative impact on our ability to retain existing clients or to gain new clients in the jurisdictions in which such taxes are imposed.

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

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

Exhibit No.	Description
4.3

Joinder to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q

for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015).

4.4

Amendment No. 1 to the Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of May 13, 2015 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

4.5

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and the Mackesy Family Foundation, dated as of May 27, 2015 (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015).

4.6

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Anthony & Christie de Nicola Foundation, dated as of August 13, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015).

4.7

Amendment No. 2 to Registration Rights Agreement, by and between Paycom Software, Inc. and each of the signatories thereto, dated as of September 15, 2015 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015).

4.8

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

4.10

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Scully Family Charitable Foundation, dated as of December 2, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 29, 2015, filed with the SEC on January 5, 2016).

10.1

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

10.2

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

10.3

Form of Time and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

10.4

Form of Time-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: May 5, 2016	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Financial Officer)