Form 10-Q
period 2016-06-30
Paycom Software, Inc.
filed 2016-08-03
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016, there were 59,826,777 shares of common stock, par value of $0.01 per share, outstanding, including 2,263,289 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$80,893	$50,714
Accounts receivable	2,775	2,354
Prepaid expenses	4,136	3,531
Inventory	441	1,093
Income tax receivable	-	6,743
Current assets before funds held for clients	88,245	64,435
Funds held for clients	1,034,314	696,703
Total current assets	1,122,559	761,138
Property and equipment, net	76,627	58,858
Deposits and other assets	936	1,286
Goodwill	51,889	51,889
Intangible assets, net	2,677	3,484
Deferred income tax assets, net	4,295	-
Total assets	$1,258,983	$876,655
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,530	$4,899
Income tax payable	5,371	-
Accrued commissions and bonuses	3,052	8,687
Accrued payroll and vacation	6,538	2,898
Deferred revenue	4,389	3,726
Current portion of long-term debt	911	886
Accrued expenses and other current liabilities	12,392	9,735
Current liabilities before client funds obligation	38,183	30,831
Client funds obligation	1,034,314	696,703
Total current liabilities	1,072,497	727,534
Deferred income tax liabilities, net	-	641
Long-term deferred revenue	29,322	25,310
Net long-term debt, less current portion	28,349	24,856
Total long-term liabilities	57,671	50,807
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 57,624,163 and 57,119,873 shares issued at June 30, 2016 and December 31, 2015, respectively; 57,539,034 and 57,119,873 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	576	571
Additional paid in capital	76,112	71,135
Retained earnings	55,617	26,608
Treasury stock, at cost (85,129 and 0 shares at June 30, 2016 and December 31, 2015, respectively)	(3,490)	-
Total stockholders' equity	128,815	98,314
Total liabilities and stockholders' equity	$1,258,983	$876,655

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Recurring	$72,492	$47,820	$161,396	$102,171
Implementation and other	1,388	1,153	2,610	2,024
Total revenues	73,880	48,973	164,006	104,195
Cost of revenues
Operating expenses	10,479	7,134	21,264	14,605
Depreciation and amortization	1,386	887	2,572	1,697
Total cost of revenues	11,865	8,021	23,836	16,302
Administrative expenses
Sales and marketing	24,766	16,741	53,428	37,970
Research and development	4,202	1,907	8,062	3,774
General and administrative	15,220	10,096	30,426	22,080
Depreciation and amortization	1,823	1,400	3,546	2,723
Total administrative expenses	46,011	30,144	95,462	66,547
Total operating expenses	57,876	38,165	119,298	82,849
Operating income	16,004	10,808	44,708	21,346
Interest expense	(170)	(392)	(481)	(724)
Other income, net	116	19	150	52
Income before income taxes	15,950	10,435	44,377	20,674
Provision for income taxes	5,529	4,489	15,368	8,733
Net income	$10,421	$5,946	$29,009	$11,941
Earnings per share, basic	$0.18	$0.10	$0.50	$0.21
Earnings per share, diluted	$0.18	$0.10	$0.49	$0.21
Weighted average shares outstanding:
Basic	57,591,556	57,038,021	57,362,232	55,900,306
Diluted	58,697,229	58,369,083	58,707,213	57,469,918

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$29,009	$11,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,118	4,420
Amortization of debt issuance costs	63	85
Net loss on disposition of property and equipment	3	15
Stock-based compensation expense	4,817	289
Deferred income taxes, net	(4,936)	(230)
Changes in operating assets and liabilities:
Accounts receivable	(421)	242
Prepaid expenses	(605)	(1,260)
Inventory	652	(131)
Deposits and other assets	350	(373)
Accounts payable	2,619	(970)
Income taxes, net	12,114	2,866
Accrued commissions and bonuses	(5,635)	(2,541)
Accrued payroll and vacation	3,640	3,382
Deferred revenue	4,675	3,698
Accrued expenses and other current liabilities	2,091	1,346
Net cash provided by operating activities	54,554	22,779
Cash flows from investing activities
(Increase) decrease in funds held for clients	(337,611)	117,750
Decrease in restricted cash	-	371
Purchases of property and equipment	(24,340)	(4,922)
Net cash (used in) provided by investing activities	(361,951)	113,199
Cash flows from financing activities
Proceeds from issuance of long-term debt	3,903	-
Repurchases of common stock	(3,490)	-
Principal payments on long-term debt	(448)	(682)
Increase (decrease) in client funds obligation	337,611	(117,750)
Payment of debt issuance costs	-	(23)
Net cash provided by (used in) financing activities	337,576	(118,455)
Change in cash and cash equivalents	30,179	17,523
Cash and cash equivalents
Beginning of period	50,714	25,144
End of period	$80,893	$42,667

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

We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications.

Registered Block Trade Transaction

On May 20, 2015, we closed an underwritten secondary offering of 8,000,000 shares of our common stock by Welsh, Carson, Anderson & Stowe, L.P., WCAS Capital Partners IV L.P., each of our executive officers and certain other selling stockholders at a public offering price of $36.25 per share.  We did not receive any proceeds from the sale of these shares.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2015, included in the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2016.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated balance sheets as of June 30, 2016 and December 31, 2015, our consolidated statements of income for the three and six months ended June 30, 2016 and 2015 and our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 22, 2016.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year.

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

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing application, we (i) collect client funds to satisfy their respective federal, state and local employment tax obligations, (ii) remit such funds to the appropriate taxing authorities and accounts designated by our clients, and (iii) manage client tax filings and any related correspondence with taxing authorities.  Amounts collected by us from clients for their federal, state and local employment taxes earn interest during the interval between receipt and disbursement, as we invest these funds in demand deposits, money market funds, certificates of deposit and commercial paper.

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

During the quarter ended June 30, 2016 we elected to change our accounting policy for recording interest income earned on funds held for clients.  Prior to April 1, 2016, interest income earned in the period between receipt and disbursement of client funds was recorded to other income, net.  As a result of this change in accounting policy, we will recognize interest income on collected, but not yet remitted funds held for clients, in recurring revenues as earned.  We have concluded that this change in accounting principle is preferable as the collection, holding, and remittance of these funds are critical components of providing our services.  The effect of the change in accounting policy was immaterial in all periods and as such, we have not retrospectively adjusted prior period reported results.

As of June 30, 2016, the funds held for clients were invested in demand deposits, certificates of deposit, money market funds and commercial paper and classified as a current asset in the accompanying balance sheets as these funds are held solely to satisfy the client funds obligation.  As of December 31, 2015, the funds held for clients funds were invested in the same investments, other than commercial paper.

Stock Repurchase Plan

As announced on May 26, 2016, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase (in the aggregate) up to $50.0 million of our issued and outstanding common stock, par value $0.01 per share, over a 24-month period.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.  For the three and six months ended June 30, 2016, we repurchased an aggregate of 85,129 shares of our common stock under our repurchase plan at an average cost of $41.00 per share.

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment and associated accumulated depreciation and amortization were as follows:

	June 30,	December 31,
	2016	2015
Property and equipment
Buildings	$30,214	$28,154
Software and capitalized software costs	18,205	13,959
Computer equipment	15,070	11,346
Rental clocks	9,447	8,750
Furniture, fixtures and equipment	6,067	5,464
Vehicles	421	421
Leasehold improvements	363	358
	79,787	68,452
Less: accumulated depreciation and amortization	(29,985)	(24,894)
	49,802	43,558
Land	8,993	8,993
Construction in progress	17,832	6,307
Property and equipment, net	$76,627	$58,858

In 2015, we began the construction of a third building/processing center and additional parking at our headquarters.  Included in the construction in progress balance at June 30, 2016 and December 31, 2015 is $0.8 million and $0.4 million in retainage, respectively.

Depreciation and amortization expense for property and equipment, net, was $2.8 million and $5.3 million for the three and six months ended June 30, 2016, respectively.  Depreciation and amortization expense for property and equipment, net was $1.9 million and $3.6 million for the three and six months ended June 30, 2015, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three and six months ended June 30, 2016, we incurred interest costs of $0.2 million and $0.5 million, respectively.  We capitalized interest costs

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

for the three and six months ended June 30, 2016 of $0.2 million and $0.2 million, respectively.  For the three and six months ended June 30, 2015, we incurred interest costs of $0.3 million and $0.6 million, respectively, none of which was capitalized.

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  During the three and six months ended June 30, 2016, we capitalized $2.0 million and $3.7 million of computer software development costs related to software developed for internal use, respectively.  During the three and six months ended June 30, 2015, we capitalized $0.8 million and $1.6 million of computer software development costs related to software developed for internal use, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  We had goodwill of $51.9 million as of June 30, 2016 and December 31, 2015. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2016. For the year ended December 31, 2015, there were no indicators of impairment.

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	June 30, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	1.0	$13,997	$(12,597)	$1,400
Trade name	6.0	3,194	(1,917)	1,277
Total		$17,191	$(14,514)	$2,677

	December 31, 2015
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	1.5	$13,997	$(11,897)	$2,100
Trade name	6.5	3,194	(1,810)	1,384
Total		$17,191	$(13,707)	$3,484

The weighted average remaining useful life of our intangible assets was 3.4 years as of June 30, 2016.  Amortization of intangible assets for each of the three and six months ended June 30, 2016 and 2015 was $0.4 million and $0.8 million, respectively.

5.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	June 30, 2016	December 31, 2015

Net term note to bank due May 30, 2021	$25,357	$25,742
Construction loan	3,903	-
Total long-term debt (including current portion)	29,260	25,742
Less: Current portion	(911)	(886)
Total long-term debt, net	$28,349	$24,856

As of June 30, 2016, our outstanding indebtedness consisted of a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”).  The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum.  The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions), as defined in the agreement, of greater than 1.2 to 1.0, which is measured on a quarterly basis. We were in compliance with all of the covenants as of June 30, 2016.

 On May 13, 2015, we entered into a loan agreement with Kirkpatrick Bank to finance the expansion of our headquarters (the “Construction Loan”).  The Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  The Construction Loan matures on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At June 30, 2016, the interest rate on the Construction Loan was 4.0%.  At maturity, the outstanding principal balance of the Construction Loan, if any, will be automatically converted to a 78-month term loan.  The term loan will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

As of June 30, 2016 and December 31, 2015, the carrying value of our total long-term debt, including current portion, was $29.3 million and $25.7 million, respectively, which approximated its fair value as of both dates. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions will be 100% vested after two years of employment from the date of hire. The discretionary contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $0.6 million and $1.6 million for the three and six months ended June 30, 2016, respectively.  Matching contributions amounted to $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively.

The ESPP allows, at the beginning of each offering period, eligible employees to elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum, to purchase shares of the Company’s common stock at a price of 85% of the fair market value of the shares on the exercise date.  Each offering period of the ESPP lasts six months and the maximum number of shares that may be acquired by a participant during each offering period is 2,000 shares. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum number of shares of the Company’s common stock that may be acquired by participants under the ESPP is 2,000,000 shares.  During the six months ended June 30, 2016, eligible employees purchased 72,665 shares of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.2 million and $0.3 million for the three and six months ended June 30, 2016.   Our compensation expense related to the ESPP was $0.1 million for both the three and six months ended June 30, 2015.

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

We did not have any financial instruments that were measured on a recurring basis at either June 30, 2016 or December 31, 2015.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

In accordance with ASC Topic 260 “Earnings Per Share”, the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common stockholders for dividends or dividend equivalents and participation rights in undistributed earnings.  Certain unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The outstanding shares of 2015 Restricted Stock (as defined in Note 9) are considered participating securities, while the outstanding shares of 2016 Restricted Stock (as defined in Note 9) are not considered participating securities.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income	$10,421	$5,946	$29,009	$11,941
Less: income allocable to participating securities	(129)	-	(360)	-
Income allocable to common shares	$10,292	$5,946	$28,649	$11,941
Add back: undistributed earnings allocable to participating securities	$129	$-	$360	$-
Less: undistributed earnings reallocated to participating securities	(126)	-	(360)	-
Numerator for diluted earnings per share	$10,295	$5,946	$28,649	$11,941
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455	50,315,455	50,315,455
Weighted average common shares repurchased	(19,969)	-	(9,985)	-
Adjustment for vested restricted stock	7,296,070	6,722,566	7,056,762	5,584,851
Shares for calculating basic earnings per share	57,591,556	57,038,021	57,362,232	55,900,306
Dilutive effect of unvested restricted stock	1,105,673	1,331,062	1,344,981	1,569,612
Shares for calculating diluted earnings per share	58,697,229	58,369,083	58,707,213	57,469,918
Earnings per share:
Basic	$0.18	$0.10	$0.50	$0.21
Diluted	$0.18	$0.10	$0.49	$0.21

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On January 1, 2014, we issued restricted shares of common stock (“2014 Restricted Stock”) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that were subject to either time-based vesting conditions or market-based vesting conditions.  Shares of 2014 Restricted Stock with time-based vesting conditions vest based on various schedules through 2018.  The market-based vesting conditions were based on our total enterprise value exceeding certain specified thresholds.  Compensation expense related to the issuance of 2014 Restricted Stock with time-based vesting conditions was measured based on the fair value of the award on the grant date and is recognized over the requisite service period on a straight-line basis.  Compensation expense relating to the issuance of 2014 Restricted Stock with market-based vesting conditions was measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based on the probability that the vesting conditions would be met.  For 2014 Restricted Stock with market-based vesting conditions, 50% of the shares vested upon reaching a total enterprise value of $1.4 billion on December 1, 2014 and the remaining 50% of the shares vested upon reaching a total enterprise value of $1.8 billion on March 2, 2015.  Our total compensation expense related to 2014 Restricted Stock was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2016, respectively.  Our total compensation expense related to 2014 Restricted Stock was $0.3 million for both the three and six months ended June 30, 2015.

There was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of 2014 Restricted Stock with time-based vesting conditions outstanding as of June 30, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years as of June 30, 2016.

On July 8, 2015, we issued an aggregate of 741,931 restricted shares of common stock under the LTIP (“2015 Restricted Stock”) to each of our executive officers and certain non-executive employees.  On April 15, 2016, we issued an aggregate of 847,928

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

restricted shares of common stock under the LTIP to each of our executive officers and certain non-executive employees, and on May 2, 2016, we issued an aggregate of 5,132 restricted shares of common stock under the LTIP to certain members of our Board of Directors (“2016 Restricted Stock” and, collectively with all shares of 2015 Restricted Stock, the “Post-IPO Restricted Stock”).  Certain shares of Post-IPO Restricted Stock are subject to market-based vesting conditions and certain shares of Post-IPO Restricted Stock are subject to time-based vesting conditions.  Shares subject to market-based vesting conditions will vest if the Company’s Total Enterprise Value (as defined in the applicable restricted stock award agreement) equals or exceeds certain predetermined thresholds.  Shares of 2016 Restricted Stock subject to market-based vesting conditions must vest within six years of the date of grant or the shares will be forfeited, while shares of 2015 Restricted Stock subject to market-based vesting conditions are eligible for vesting indefinitely.  Shares of Post-IPO Restricted Stock subject to time-based vesting conditions will vest over periods of three or five years.

The fair value of each share of Post-IPO Restricted Stock with market-based vesting conditions was estimated on the grant date using a Monte Carlo simulation model.  This model considers a range of assumptions related to volatility, risk-free interest rate, expected life and expected dividend yield.  Expected volatilities used in the model are based on historical volatilities of comparable guideline companies until a sufficient trading history in our common stock exists.  We are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest.  With respect to shares of 2015 Restricted Stock with market-based vesting conditions, 50% of the shares will vest if our Total Enterprise Value equals or exceeds $2.65 billion and the remaining 50% of the shares will vest if our Total Enterprise Value equals or exceeds $3.5 billion, while all shares of 2016 Restricted Stock with market-based vesting conditions will vest if our Total Enterprise Value equals or exceeds $2.65 billion.

Compensation expense for the shares of Post-IPO Restricted Stock with time-based vesting conditions was measured based on the fair value of the underlying shares on the grant date (which was equal to the closing price of our common stock on such grant date) and will be recognized over the requisite service periods on a straight-line basis.  Compensation expense for shares of Post-IPO Restricted Stock with market-based vesting conditions was measured based on the fair value of the underlying shares on the grant date, which ranged from $21.76 to $27.40 depending on the Total Enterprise Value threshold and the date of the grant.  Compensation expense for the shares of Post-IPO Restricted Stock with market-based vesting conditions will be recognized on a straight-line basis over the requisite service period, which ranges from 1.8 to 4.2 years.  Our total compensation expense related to Post-IPO Restricted Stock was $3.3 million and $4.6 million for the three and six months ended June 30, 2016, respectively.  There was $34.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of Post-IPO Restricted Stock outstanding as of June 30, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years as of June 30, 2016.

We capitalized stock based compensation costs related to software developed for internal use of $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively.  We capitalized stock based compensation costs related to software developed for internal use of less than $0.1 million for both the three and six months ended June 30, 2015.

10.	RELATED-PARTY TRANSACTIONS

For each of the three- and six- month periods ended June 30, 2016 and 2015, we paid rent on our Dallas office space in the amounts of $0.1 million and $0.2 million, respectively. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

In accordance with the terms of the Registration Rights Agreement dated as of December 30, 2013, we paid registration and related expenses incurred by certain parties and others in the aggregate amount of $0.5 million in connection with the registration of shares of common stock in an underwritten secondary offering in May 2015.

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

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2016 to 2021. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of June 30, 2016 and December 31, 2015, we had $1.0 million and $0.8 million, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three and six months ended June 30, 2016 was $1.4 million and $2.7 million, respectively.  Rent expense under operating leases for the three and six months ended June 30, 2015 was $1.1 million and $2.2 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The estimated effective income tax rate was 34.66% and 34.63% for the three and six months ended June 30, 2016, respectively.  The estimated effective income tax rate was 43.02% and 42.24% for the three and six months ended June 30, 2015, respectively.  The lower effective income tax rate for the three and six months ended June 30, 2016 is primarily a result of the Section 199 qualified production activities deduction and the research and development tax credit.

13.	SUBSEQUENT EVENTS

In connection with the vesting on July 28, 2016 of approximately 491,000 shares of 2016 Restricted Stock subject to market-based vesting conditions, the Company recognized approximately $12.0 million of compensation cost. In connection with the vesting on August 1, 2016 of approximately 235,000 shares of 2015 Restricted Stock subject to market-based vesting conditions, the Company recognized approximately $3.8 million of compensation cost. A portion of the shares that vested on July 28, 2016 and August 1, 2016, as well as a portion of the approximately 37,000 shares of 2015 Restricted Stock subject to time-based vesting conditions that vested on July 8, 2016, were withheld to satisfy tax withholding obligations for certain employees. All shares withheld to satisfy tax withholding obligations are held as treasury stock.

On August 1, 2016, the Company converted the $5.0 million outstanding principal balance of the Construction Loan to a 78-month term loan with interest accruing at a fixed rate of 3.44% per annum. On August 2, 2016, the Company also entered into a new construction loan (the “2016 Construction Loan”) with Kirkpatrick Bank to finance additional expansion of its headquarters.  The 2016 Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties. The 2016 Construction Loan matures on the earlier of the completion of construction or 30 months from August 2, 2016, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%. At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan, which will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2016, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2016 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2015, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to the Company’s estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenue generated by certain applications, including Enhanced ACA; the impact of future regulatory, judicial or legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to create additional jobs at our corporate headquarters; our ability to expand our corporate headquarters within an expected timeframe; our expectation of increasing our capital expenditures and investment activity as our business grows; our plans to purchase shares of our common stock through a stock repurchase plan; and how the vesting of restricted stock affects the number of shares used for calculating earnings per share.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “should,” “would,” “might,” “plan,” “expect,” “potential,” “possible,” “project,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, Part I, Item 1A, “Risk Factors” of the Form 10-K and in our other reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

Overview

We are a leading provider of comprehensive, cloud-based human capital management (“HCM”) software delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2016.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.  We have 42 sales teams located in 24 states and plan to open additional sales offices to further expand our presence in the U.S. market.  During the six months ended June 30, 2016, we opened six sales offices, with one new sales office located in each of Chicago, Cleveland, Pasadena, Sacramento, San Antonio and Stamford.  Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing strategy utilizes email, direct mail, tradeshows, digital marketing and advertising to generate sales leads.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers and webinars.

Recent Developments

As announced on May 26, 2016, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase (in the aggregate) up to $50.0 million of our issued and outstanding common stock, par value of $0.01 per share, over a 24-month period.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.  For the three and six months ended June 30, 2016, we repurchased an aggregate of 85,129 shares of our common stock under our repurchase plan at an average cost of $41.00 per share.

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

For the six months ended June 30, 2016 and 2015, our gross margins were approximately 85% and 84%, respectively. Historically, our total gross margin gradually improved over time as (i) our gross margin for our other HCM applications was higher than our gross margin for payroll processing, (ii) we added additional clients, (iii) our existing clients deployed additional HCM applications and (iv) we reduced our cost of revenues as a percentage of total revenues.  We do not expect our gross margins to continue to grow at the same rate as they have, but rather to remain relatively consistent from quarter to quarter.

Results of Operations

Three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The following tables set forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,
	2016	2015	% Change
Revenues
Recurring	$72,492	$47,820	52%
Implementation and other	1,388	1,153	20%
Total revenues	73,880	48,973	51%
Cost of revenues
Operating expenses	10,479	7,134	47%
Depreciation and amortization	1,386	887	56%
Total cost of revenues	11,865	8,021	48%
Administrative expenses
Sales and marketing	24,766	16,741	48%
Research and development	4,202	1,907	120%
General and administrative	15,220	10,096	51%
Depreciation and amortization	1,823	1,400	30%
Total administrative expenses	46,011	30,144	53%
Total operating expenses	57,876	38,165	52%
Operating income	16,004	10,808	48%
Interest expense	(170)	(392)	-57%
Other income, net	116	19	511%
Income before income taxes	15,950	10,435	53%
Provision for income taxes	5,529	4,489	23%
Net income	$10,421	$5,946	75%

	Three Months Ended June 30,
	2016	2015
Revenues
Recurring	98.1%	97.6%
Implementation and other	1.9%	2.4%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	14.2%	14.6%
Depreciation and amortization	1.9%	1.8%
Total cost of revenues	16.1%	16.4%
Administrative expenses
Sales and marketing	33.5%	34.2%
Research and development	5.7%	3.9%
General and administrative	20.6%	20.5%
Depreciation and amortization	2.5%	2.9%
Total administrative expenses	62.3%	61.5%
Total operating expenses	78.4%	77.9%
Operating income	21.6%	22.1%
Interest expense	-0.2%	-0.8%
Other income, net	0.2%	0.0%
Income before income taxes	21.6%	21.3%
Provision for income taxes	7.5%	9.2%
Net income	14.1%	12.1%

Revenues

Total revenues were $73.9 million for the three months ended June 30, 2016, as compared to $49.0 million for the three months ended June 30, 2015, representing an increase of $24.9 million, or 51%.  The increase in total revenues was primarily due to the addition of new clients in mature sales offices (those offices that have been open for at least 24 months) and, to a lesser extent, in more recently opened sales offices, as well as existing clients purchasing new applications.  This sales growth was driven by a combination of factors, including application enhancements, improvements in client training, and increased productivity among our sales representatives.

Cost of Revenues

Cost of revenues was $11.9 million for the three months ended June 30, 2016, as compared to $8.0 million for the three months ended June 30, 2015, representing an increase of $3.9 million, or 48%. The increase in cost of revenues was due primarily to a $2.7 million increase in employee costs related to additional operating personnel.  In addition, fees related to ACH processing increased $0.4 million as a result of increased sales and growth.  Depreciation and amortization expense increased $0.5 million, or 56%, primarily due to technology developed and other assets purchased.

Administrative Expenses

Total administrative expenses were $46.0 million for the three months ended June 30, 2016 as compared to $30.1 million for the three months ended June 30, 2015, representing an increase of $15.9 million, or 53%. During the three months ended June 30, 2016, sales and marketing expense increased by $8.0 million from the comparable prior year period, primarily due to a $5.6 million increase in employee-related expenses resulting from an increase in the number of sales personnel, a $1.1 million increase in commission and bonuses resulting from increased sales and a $1.0 million increase in marketing and advertising.  During the three months ended June 30, 2016, research and development expense increased by $2.3 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel. We anticipate a continued gradual increase in research and development expense as we increase the number of research and development personnel. During the three months ended June 30, 2016, general and administrative expense increased by $5.1 million from the comparable prior year period, primarily due to a $4.9 million increase in employee-related expenses. During the three months ended June 30, 2016, depreciation and amortization expense increased by $0.4 million from the comparable prior year period, or 30%, primarily due to additional technology developed and other assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
Capitalized portion of research and development	$1,961	$890
Expensed portion of research and development	4,202	1,907
Total research and development costs	$6,163	$2,797

Results of Operations

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

The following tables set forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Six Months Ended June 30,
	2016	2015	% Change
Revenues
Recurring	$161,396	$102,171	58%
Implementation and other	2,610	2,024	29%
Total revenues	164,006	104,195	57%
Cost of revenues
Operating expenses	21,264	14,605	46%
Depreciation and amortization	2,572	1,697	52%
Total cost of revenues	23,836	16,302	46%
Administrative expenses
Sales and marketing	53,428	37,970	41%
Research and development	8,062	3,774	114%
General and administrative	30,426	22,080	38%
Depreciation and amortization	3,546	2,723	30%
Total administrative expenses	95,462	66,547	43%
Total operating expenses	119,298	82,849	44%
Operating income	44,708	21,346	109%
Interest expense	(481)	(724)	-34%
Other income, net	150	52	188%
Income before income taxes	44,377	20,674	115%
Provision for income taxes	15,368	8,733	76%
Net income	$29,009	$11,941	143%

	Six Months Ended June 30,
	2016	2015
Revenues
Recurring	98.4%	98.1%
Implementation and other	1.6%	1.9%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	13.0%	14.0%
Depreciation and amortization	1.5%	1.6%
Total cost of revenues	14.5%	15.6%
Administrative expenses
Sales and marketing	32.6%	36.5%
Research and development	4.9%	3.6%
General and administrative	18.5%	21.2%
Depreciation and amortization	2.2%	2.6%
Total administrative expenses	58.2%	63.9%
Total operating expenses	72.7%	79.5%
Operating income	27.3%	20.5%
Interest expense	-0.3%	-0.7%
Other income, net	0.1%	0.0%
Income before income taxes	27.1%	19.8%
Provision for income taxes	9.4%	8.4%
Net income	17.7%	11.4%

Revenues

Total revenues were $164.0 million for the six months ended June 30, 2016, as compared to $104.2 million for the six months ended June 30, 2015, representing an increase of $59.8 million, or 57%.  The increase in total revenues was primarily due to the addition of new clients in mature sales offices (those offices that have been open for at least 24 months) and, to a lesser extent, in more recently opened sales offices, as well as the introduction and sale of additional applications to existing clients, including Enhanced ACA. This sales growth was driven by a combination of factors, including application enhancements, improvements in client training, and increased productivity among our sales representatives.  Revenue also benefited from an increase in the number of tax form filings on behalf of clients for the six months ended June 30, 2016.

Cost of Revenues

Cost of revenues was $23.8 million for the six months ended June 30, 2016, as compared to $16.3 million for the six months ended June 30, 2015, representing an increase of $7.5 million, or 46%. The increase in cost of revenues was due primarily to a $5.2 million increase in employee costs related to additional operating personnel.  Additionally, fees related to ACH processing and shipping increased $0.6 million and $0.5 million, respectively, as a result of increased sales and growth.  Depreciation and amortization expense increased $0.9 million, or 52%, primarily due to technology developed and other assets purchased.

Administrative Expenses

Total administrative expenses were $95.5 million for the six months ended June 30, 2016 as compared to $66.5 million for the six months ended June 30, 2015, representing an increase of $29.0 million, or 43%. During the six months ended June 30, 2016, sales and marketing expense increased by $15.5 million from the comparable prior year period, primarily due to an $11.8 million increase in employee-related expenses resulting from an increase in the number of sales personnel, a $2.9 million increase in commission and bonuses resulting from increased sales and a $1.0 million increase in marketing and advertising. During the six months ended June 30, 2016, research and development expense increased by $4.4 million from the comparable prior year period, primarily due to an increase in the number of research and development personnel. During the six months ended June 30, 2016, general and administrative expense increased by $8.2 million from the comparable prior year period, primarily due to an $8.0 million increase in employee-related expenses. During the six months ended June 30, 2016, depreciation and amortization expense increased by $0.8 million from the comparable prior year period, or 30%, primarily due to additional technology developed and other assets purchased.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Capitalized portion of research and development	$3,707	$1,642
Expensed portion of research and development	8,062	3,774
Total research and development costs	$11,769	$5,416

Liquidity and Capital Resources

As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $80.9 million. Our cash and cash equivalents are comprised primarily of deposit accounts and money market funds.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our consolidated loans. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, to date, all purchases under our recently announced stock repurchase plan have been paid for from available cash and, to the extent we repurchase additional shares in the future, we expect to continue to use cash.

Stock Repurchase Plan. On May 26, 2016, we announced that our Board of Directors  approved a stock repurchase plan under which we are authorized to purchase (in the aggregate) up to $50 million of our outstanding common stock, par value $0.01 per share, over a 24–month period. For the three and six months ended June 30, 2016, we repurchased an aggregate of 85,129 shares of common stock for an aggregate cost of $3.5 million.

2021 Consolidated Loan. As of June 30, 2016, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal balance of $25.4 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) greater than 1.2 to 1.0, which is measured on a quarterly basis. As of June 30, 2016, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

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

Construction Loan.  On May 13, 2015, we entered into a loan agreement with Kirkpatrick Bank (the “Construction Loan”) to finance the construction of a new corporate building adjacent to our headquarters. The total cost of this project, which was approximately $15.8 million, was financed from cash as well as borrowings under the Construction Loan. The Construction Loan allowed for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  There was $3.9 million outstanding under the Construction Loan as of June 30, 2016.  Until the outstanding borrowings under the Construction Loan are repaid, we are subject to certain covenants similar to those described above with respect to the 2021 Consolidated Loan.  The terms of the Construction Loan provided that it would mature on the earlier of the completion of construction or November 13, 2016, with variable interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At June 30, 2016, the interest rate on the Construction Loan was 4.0%.  On August 1, 2016, upon completion of construction of the new corporate building adjacent to our headquarters, the $5.0 million outstanding principal balance of the Construction Loan was automatically converted into a 78-month term loan (the “Term Loan”).  The Term Loan accrues fixed interest at 3.44% per annum.

On August 2, 2016, we also entered into a new construction loan (the “2016 Construction Loan”) with Kirkpatrick Bank to finance additional expansion of our headquarters.  The 2016 Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties. The 2016

Construction Loan matures on the earlier of the completion of construction or 30 months from August 2, 2016, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%. At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan, which will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

Oklahoma City Economic Development Trust Incentive. In the first quarter of 2016, we entered into a local incentive package with the Oklahoma City Economic Development Trust worth up to approximately $1.2 million, depending on the number of new jobs we create for local employees through 2021 and the average annual salary level for such local employees.

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

As part of our payroll and payroll tax filing services, we collect funds for federal, state and local employment taxes from our clients which we remit to the appropriate tax agencies. We invest these funds in certificates of deposit, demand deposits, commercial paper and money market funds from which we earn interest income during the period between their receipt and disbursement.

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services; and may use available cash to repurchase shares of our common stock. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$54,554	$22,779
Investing activities	(361,951)	113,199
Financing activities	337,576	(118,455)
Change in cash and cash equivalents	$30,179	$17,523

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $54.6 million.  Net cash provided by operating activities consisted primarily of net income of $29.0 million, depreciation and amortization of $6.1 million, an increase in income taxes, net of $12.1 million, an increase in stock-based compensation expense of $4.8 million, an increase in deferred revenue of $4.7 million, an increase in accrued payroll and vacation of $3.6 million, an increase in accounts payable of $2.6 million and an increase in accrued expenses and other current liabilities of $2.1 million, partially offset by a decrease in accrued commissions and bonuses of $5.6 million and an increase in deferred income taxes, net of $4.9 million

Net cash provided by operating activities for the six months ended June 30, 2015 was $22.8 million.  Net cash provided by operating activities consisted primarily of net income of $11.9 million, depreciation and amortization of $4.4 million, an increase in deferred revenue of $3.7 million, an increase in accrued payroll and vacation of $3.4 million, an increase in income taxes, net of $2.9 million and an increase in accrued expenses and other current liabilities of $1.3 million, partially offset by a decrease in accrued commissions and bonuses of $2.5 million, an increase in prepaid expenses of $1.3 million and a decrease in accounts payable of $1.0 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $362.0 million and resulted from an increase in funds held for clients of $337.6 million and purchases of property and equipment of $24.3 million.

Net cash provided by investing activities for the six months ended June 30, 2015 was $113.2 million and resulted primarily from a decrease in funds held for clients of $117.7 million and a decrease in restricted cash of $0.4 million, offset by purchases of property and equipment of $4.9 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $337.6 million.  Net cash used in financing activities resulted from an increase in the client funds obligation of $337.6 million and $3.9 million in proceeds relating to the Construction Loan, offset by $3.5 million in repurchases of common stock and $0.4 million of principal payments on long-term debt.

Net cash used in financing activities for the six months ended June 30, 2015 was $118.5 million.  Net cash used in financing activities primarily resulted from a decrease in the client funds obligation of $117.7 million and principal payments on long-term debt of $0.7 million.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars, and therefore such balance changes from period to period in accordance with the timing of each payroll cycle.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions to ensure that management believes them to be reasonable under the then-current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are discussed in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.  There have been no material changes to the critical accounting policies disclosed in the Form 10-K.

Adoption of New Pronouncements

We adopted on a retrospective basis the recently issued guidance by the Financial Accounting Standards Board Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires companies with debt issuance costs related to a recognized debt liability to present such issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability.  Our adoption of ASU 2015-03 resulted in a reclassification that decreased Deposits and other assets by $0.1 million and decreased Net long-term debt, less current portion by $0.1 million on our consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 had no impact on our stockholders’ equity or the results of our operations.

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess our performance before gains, losses or other changes that our management considers to be outside of our core business operating results and for planning purposes.  We define: (i) EBITDA as net income plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense and certain transaction expenses that are not core to our operations and (iii) non-GAAP net income as net income plus non-cash stock-based compensation expense and certain transaction expenses that are not core to our operations, each of which is adjusted for the effect of income taxes.  EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by our management in its financial and operational decision-making.  We believe these metrics are useful to investors because they provide period-to-period comparisons of the results of our continuing operations, and facilitate comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.  In addition, EBITDA and adjusted EBITDA are measures that provide useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes.

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

The following tables reconcile net income to EBITDA and Adjusted EBITDA and net income to non-GAAP net income:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consolidated statements of income data:
Net income	$10,421	$5,946	$29,009	$11,941
Interest expense	170	392	481	724
Provision for income taxes	5,529	4,489	15,368	8,733
Depreciation and amortization	3,209	2,287	6,118	4,420
EBITDA	19,329	13,114	50,976	25,818
Non-cash stock-based compensation expense	3,269	35	4,622	289
Transaction expenses	-	-	-	685
Adjusted EBITDA	$22,598	$13,149	$55,598	$26,792

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consolidated statements of income data:
Net income	$10,421	$5,946	$29,009	$11,941
Non-cash stock-based compensation expense	3,269	35	4,622	289
Transaction expenses	-	-	-	685
Income tax effect on non-GAAP adjustments	(1,258)	66	(1,762)	(216)
Non-GAAP net income	$12,432	$6,047	$31,869	$12,699

Non-GAAP net income per share, basic	$0.22	$0.11	$0.56	$0.23
Non-GAAP net income per share, diluted	$0.21	$0.10	$0.54	$0.22

Weighted average shares outstanding:
Basic	57,591,556	57,038,021	57,362,232	55,900,306
Diluted	58,697,229	58,369,083	58,707,213	57,469,918

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $80.9 million as of June 30, 2016. We consider all highly liquid debt instruments purchased with a maturity of three months or less and money market mutual funds to be cash equivalents. These amounts are invested primarily in deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2016, we did not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

         Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 22, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended June 30, 2016 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2016	—	$—	—	$50,000,000
May 1 - 31, 2016	—	$—	—	$50,000,000
June 1 - 30, 2016	85,129	$41.00	85,129	$46,500,000
Total	85,129		85,129
(1)

Under a stock repurchase plan announced on May 26, 2016, we are authorized to purchase up to $50.0 million of our common stock.  The stock repurchase plan will expire on May 25, 2018.  As of June 30, 2016, we had purchased 85,129 shares of common stock under the stock repurchase plan at an average cost of $41.00 per share, with approximately $46.5 million remaining available for additional repurchases in the future.

Item 5. Other Information

Resignation of Directors

On August 1, 2016, Robert Minicucci and Sanjay Swani resigned from our Board of Directors.

2016 Construction Loan

On August 2, 2016, we entered into the 2016 Construction Loan with Kirkpatrick Bank to finance additional expansion of our headquarters.  The 2016 Construction Loan allows for the borrowing of a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties. The 2016 Construction Loan matures on the earlier of the completion of construction or 30 months from August 2, 2016, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.

At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan, which will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate that is in effect as of the commencement date, plus 225 basis points.

The 2016 Construction Loan is secured by a mortgage that covers our headquarters and a first lien interest in certain personal property of the Company.  We are required to comply with certain financial and non-financial covenants under the 2016 Construction Loan, including maintaining a fixed charge coverage ratio (defined as (i) net operating income plus interest expense, depreciation expense and amortization expense, divided by (ii) debt service requirements plus interest and rent expense) of not less than 1.2 to 1.00.

Pursuant to the terms of the 2016 Construction Loan, until amounts under the 2016 Construction Loan are repaid, we may not, subject to certain exceptions, (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with any affiliate or enter into any other transaction with any affiliate, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) guarantee certain liabilities, (vi) make any material change in methods of accounting, (vii) enter into any sale and leaseback arrangement, (viii) incur certain delays or make certain changes to the cost of the construction (ix) amend, modify, restate, cancel or terminate our organizational documents, (x) sell, transfer or convey any mortgaged property or (xi) incur funded outside debt in excess of a specified amount.

An event of default under the 2016 Construction Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants, (iv) the institution of a bankruptcy, reorganization, liquidation or receivership by or against the Company, or (v) the issuance of certain orders, decrees or judgments related to the properties.

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

Exhibit No.	Description
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

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit No.	Description
101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: August 3, 2016	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2016	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Financial Officer)