Form 10-Q
period 2016-09-30
Paycom Software, Inc.
filed 2016-11-03
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 26, 2016, there were 60,111,318 shares of common stock, par value of $0.01 per share, outstanding, including 2,183,176 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,496	$50,714
Accounts receivable	1,479	2,354
Prepaid expenses	3,991	3,531
Inventory	355	1,093
Income tax receivable	4,316	6,743
Current assets before funds held for clients	84,637	64,435
Funds held for clients	593,041	696,703
Total current assets	677,678	761,138
Property and equipment, net	87,285	58,858
Deposits and other assets	1,010	1,286
Goodwill	51,889	51,889
Intangible assets, net	2,274	3,484
Deferred income tax assets, net	859	-
Total assets	$820,995	$876,655
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,850	$4,899
Accrued commissions and bonuses	5,381	8,687
Accrued payroll and vacation	6,680	2,898
Deferred revenue	4,821	3,726
Current portion of long-term debt	1,090	886
Accrued expenses and other current liabilities	13,031	9,735
Current liabilities before client funds obligation	35,853	30,831
Client funds obligation	593,041	696,703
Total current liabilities	628,894	727,534
Deferred income tax liabilities, net	-	641
Long-term deferred revenue	32,064	25,310
Net long-term debt, less current portion	29,000	24,856
Total long-term liabilities	61,064	50,807
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 58,386,260 and 57,119,873 shares issued at September 30, 2016 and December 31, 2015, respectively; 57,898,505 and 57,119,873 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	584	571
Additional paid-in capital	91,413	71,135
Retained earnings	61,815	26,608
Treasury stock, at cost (487,755 and 0 shares at September 30, 2016 and December 31, 2015, respectively)	(22,775)
Total stockholders' equity	131,037	98,314
Total liabilities and stockholders' equity	$820,995	$876,655

See accompanying notes to the unaudited consolidated financial statements

.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Recurring	$75,857	$54,233	$237,253	$156,404
Implementation and other	1,468	1,107	4,078	3,131
Total revenues	77,325	55,340	241,331	159,535
Cost of revenues
Operating expenses	13,227	7,964	34,491	22,569
Depreciation and amortization	1,521	945	4,093	2,642
Total cost of revenues	14,748	8,909	38,584	25,211
Administrative expenses
Sales and marketing	29,274	23,774	82,702	61,744
Research and development	6,232	2,349	14,294	6,123
General and administrative	24,457	11,996	54,883	34,076
Depreciation and amortization	2,032	1,457	5,578	4,180
Total administrative expenses	61,995	39,576	157,457	106,123
Total operating expenses	76,743	48,485	196,041	131,334
Operating income	582	6,855	45,290	28,201
Interest expense	(252)	(343)	(733)	(1,067)
Other income (expense), net	(213)	98	(63)	150
Income before income taxes	117	6,610	44,494	27,284
(Benefit) provision for income taxes	(6,081)	2,763	9,287	11,496
Net income	$6,198	$3,847	$35,207	$15,788
Earnings per share, basic	$0.11	$0.07	$0.61	$0.28
Earnings per share, diluted	$0.10	$0.07	$0.59	$0.27
Weighted average shares outstanding:
Basic	57,819,734	57,050,684	57,515,846	56,287,979
Diluted	58,907,281	58,367,830	58,793,479	57,771,680

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$35,207	$15,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,671	6,822
Amortization of debt issuance costs	96	108
Net loss on disposition of property and equipment	230	15
Stock-based compensation expense	18,742	1,807
Deferred income taxes, net	(1,500)	(1,514)
Changes in operating assets and liabilities:
Accounts receivable	875	(592)
Prepaid expenses	(460)	(474)
Inventory	963	245
Deposits and other assets	276	(336)
Accounts payable	(3,658)	(850)
Income taxes, net	2,427	2,543
Accrued commissions and bonuses	(3,306)	(571)
Accrued payroll and vacation	3,782	2,524
Deferred revenue	7,849	6,649
Accrued expenses and other current liabilities	3,241	1,965
Net cash provided by operating activities	74,435	34,129
Cash flows from investing activities
Decrease in funds held for clients	103,662	44,662
Decrease in restricted cash	-	371
Purchases of property and equipment	(32,130)	(10,150)
Net cash provided by investing activities	71,532	34,883
Cash flows from financing activities
Proceeds from issuance of long-term debt	5,000	-
Repurchases of common stock	(8,379)	-
Withholding taxes paid related to net share settlements	(14,396)	-
Principal payments on long-term debt	(702)	(897)
Decrease in client funds obligation	(103,662)	(44,662)
Payment of debt issuance costs	(46)	(50)
Net cash used in financing activities	(122,185)	(45,609)
Change in cash and cash equivalents	23,782	23,403
Cash and cash equivalents
Beginning of period	50,714	25,144
End of period	$74,496	$48,547

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

Registered Block Trade Transactions

On September 15, 2015, we closed an underwritten secondary offering of 4,500,000 shares of our common stock by Welsh, Carson, Anderson & Stowe X, L.P. (“WCAS X”), WCAS Capital Partners IV L.P. (“WCAS Capital IV”), each of our executive officers and certain other selling stockholders at a public offering price of $37.95 per share.  On September 23, 2015, the underwriter exercised its option to purchase an additional 675,000 shares from WCAS X and WCAS Capital IV.  We did not receive any proceeds from the sale of these shares.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated balance sheets as of September 30, 2016 and December 31, 2015, our consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 and our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 22, 2016.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year.

Adoption of New Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09 (“ASU 2016-09”), which simplified the accounting related to certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized within the income statement when restricted stock awards vest or are settled. In addition, cash flows related to excess tax benefits are not separately classified as a financing activity apart from other income tax cash flows in the statement of cash flows.  This guidance allows us to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to taxing authorities on an employee’s behalf for withheld shares be presented as a financing activity in the statement of cash flows, and provides an accounting policy election to account for award forfeitures as they occur or continue to estimate forfeitures. The new guidance is effective for us beginning January 1, 2017, with early adoption permitted.  We elected to early adopt the new guidance in the third quarter of 2016.  As such, we are required to present any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption, although there were no such adjustments necessary in our consolidated financial statements until the three months ended September 30, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes of $6.8 million for both the three and nine months ended September 30, 2016, which otherwise would have been recognized as

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

paid-in capital. Early adoption had no impact on retained earnings as of January 1, 2016. We elected to continue to estimate expected forfeitures to determine the amount of stock compensation cost to be recognized in each period.  The presentation requirements for cash flows related to excess benefits and for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods previously presented in our consolidated statements of cash flows.

We adopted on a retrospective basis the recently issued guidance by the FASB Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires companies with debt issuance costs related to a recognized debt liability to present such issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability.  Our adoption of ASU 2015-03 resulted in a reclassification that decreased deposits and other assets by $0.1 million and decreased net long-term debt, less current portion by $0.1 million on our consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 had no impact on our stockholders’ equity or the results of our operations.

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

These investments are shown in the consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation.  The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients.  The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of April 1, 2016, the interest income earned on funds held for clients is recorded in recurring revenues.  Prior to April 1, 2016, the interest income earned on these funds was recorded in other income, net in the consolidated income statements.

As of September 30, 2016, the funds held for clients were invested in demand deposits, certificates of deposit, money market funds and commercial paper and classified as a current asset in the accompanying balance sheets as these funds are held solely to satisfy the client funds obligation.  As of December 31, 2015, the funds held for clients funds were invested in the same investments, other than commercial paper.

Stock Repurchase Plan

On May 26, 2016, we announced that our Board of Directors approved a stock repurchase plan under which we are authorized to purchase (in the aggregate) up to $50.0 million of our issued and outstanding common stock, par value $0.01 per share, over a 24-month period.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.  During the nine months ended September 30, 2016, we repurchased an aggregate of 487,755 shares of our common stock under our repurchase plan at an average cost of $46.69 per share, including 302,424 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance which included a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services and has since issued additional amendments to this guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP and on July 9, 2015, the FASB approved the one year deferral.  The effective date of the amended standard will begin in periods beginning after December 15, 2017.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment and associated accumulated depreciation and amortization were as follows:

	September 30,	December 31,
	2016	2015
Property and equipment
Buildings	$47,855	$28,154
Software and capitalized software costs	21,281	13,959
Computer equipment	17,071	11,346
Rental clocks	10,069	8,750
Furniture, fixtures and equipment	6,364	5,464
Vehicles	421	421
Leasehold improvements	680	358
	103,741	68,452
Less: accumulated depreciation and amortization	(33,088)	(24,894)
	70,653	43,558
Land	8,993	8,993
Construction in progress	7,639	6,307
Property and equipment, net	$87,285	$58,858

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Included in the construction in progress balance at September 30, 2016 and December 31, 2015 is $0.6 million and $0.4 million in retainage, respectively.

Depreciation and amortization expense for property and equipment, net, was $3.2 million and $8.5 million for the three and nine months ended September 30, 2016, respectively.  Depreciation and amortization expense for property and equipment, net was $2.0 million and $5.6 million for the three and nine months ended September 30, 2015, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three and nine months ended September 30, 2016, we incurred interest costs of $0.3 million and $1.0 million, respectively.  We capitalized interest costs for the three and nine months ended September 30, 2016 of $0.1 million and $0.3 million, respectively.  For the three and nine months ended September 30, 2015, we incurred interest costs of $0.3 million and $0.9 million, respectively, none of which was capitalized.

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  During the three and nine months ended September 30, 2016, we capitalized $2.9 million and $6.6 million of computer software development costs related to software developed for internal use, respectively.  During the three and nine months ended September 30, 2015, we capitalized $1.1 million and $2.7 million of computer software development costs related to software developed for internal use, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  We had goodwill of $51.9 million as of September 30, 2016 and December 31, 2015 and determined there were no indicators of impairment at either date. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2016.

All of our intangible assets are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets were as follows:

	September 30, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	0.7	$13,997	$(12,947)	$1,050
Trade name	5.8	3,194	(1,970)	1,224
Total		$17,191	$(14,917)	$2,274

	December 31, 2015
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	1.5	$13,997	$(11,897)	$2,100
Trade name	6.5	3,194	(1,810)	1,384
Total		$17,191	$(13,707)	$3,484

The weighted average remaining useful life of our intangible assets was 3.4 years as of September 30, 2016.  Amortization of intangible assets for both the three months ended September 30, 2016 and 2015 was $0.4 million.  Amortization of intangible assets for both the nine months ended September 30, 2016 and 2015 was $1.2 million.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
Net term note to bank due May 30, 2021	$25,162	$25,742
Net term note to bank due December 31, 2022	$4,928	-
Total long-term debt (including current portion)	30,090	25,742
Less: Current portion	(1,090)	(886)
Total long-term debt, net	$29,000	$24,856

As of September 30, 2016, our outstanding indebtedness consisted of (i) a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”), (ii) a 78-month term loan from Kirkpatrick Bank (the “2022 Term Loan”), which we obtained by converting the $5.0 million outstanding principal balance of a construction loan that was used to partially finance the construction of our third headquarters building (the “2015 Construction Loan”), and (iii) a new construction loan from Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and new parking garage (the “2016 Construction Loan”).

The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum.  The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis.  We were in compliance with all of these covenants as of September 30, 2016.

We entered into the 2015 Construction Loan with Kirkpatrick Bank on May 3, 2015 and converted the outstanding principal balance into the 2022 Term Loan on August 1, 2016.  The 2015 Construction Loan allowed us to borrow a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  The 2022 Term Loan matures on December 31, 2022 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  Interest on the 2022 Term Loan is payable monthly and accrues at a fixed rate of 3.4% per annum.  The 2022 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of these covenants as of September 30, 2016.

We entered into the 2016 Construction Loan with Kirkpatrick Bank on August 2, 2016.  As of September 30, 2016, there were no outstanding borrowings under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted into an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

As of September 30, 2016 and December 31, 2015, the carrying value of our total long-term debt, including current portion, was $30.1 million and $25.7 million, respectively, which approximated its fair value as of both dates. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $0.9 million and $2.5 million for the three and nine months ended September 30, 2016, respectively.  Matching contributions amounted to $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to IRS limits. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  During the nine months ended September 30, 2016, eligible employees purchased 90,571 shares of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016.   Our compensation expense related to the ESPP was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015.

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

We did not have any financial instruments that were measured on a recurring basis at either September 30, 2016 or December 31, 2015.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following is a reconciliation of net income and the number of shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income	$6,198	$3,847	$35,207	$15,788
Less: income allocable to participating securities	(47)	(49)	(271)	(205)
Income allocable to common shares	$6,151	$3,798	$34,936	$15,583
Add back: undistributed earnings allocable to participating securities	$47	$49	$271	$206
Less: undistributed earnings reallocated to participating securities	(47)	(49)	(271)	(200)
Numerator for diluted earnings per share	$6,151	$3,798	$34,936	$15,589
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455	50,315,455	50,315,455
Weighted average common shares repurchased	(329,586)	-	(117,296)	-
Adjustment for vested restricted stock	7,833,865	6,735,229	7,317,687	5,972,524
Shares for calculating basic earnings per share	57,819,734	57,050,684	57,515,846	56,287,979
Dilutive effect of unvested restricted stock	1,087,547	1,317,146	1,277,633	1,483,701
Shares for calculating diluted earnings per share	58,907,281	58,367,830	58,793,479	57,771,680
Earnings per share:
Basic	$0.11	$0.07	$0.61	$0.28
Diluted	$0.10	$0.07	$0.59	$0.27

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On January 1, 2014, we issued restricted shares of common stock (“2014 Restricted Stock”) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that were subject to either time-based vesting conditions or market-based vesting conditions.  Shares of 2014 Restricted Stock with time-based vesting conditions vest based on various schedules through 2018.  The market-based vesting conditions were based on our total enterprise value exceeding certain specified thresholds.  Compensation expense related to the issuance of 2014 Restricted Stock with time-based vesting conditions was measured based on the fair value of the award on the grant date and is recognized over the requisite service period on a straight-line basis.  Compensation expense relating to the issuance of 2014 Restricted Stock with market-based vesting conditions was measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based on the probability that the vesting conditions would be met.  For 2014 Restricted Stock with market-based vesting conditions, 50% of the shares vested upon reaching a total enterprise value of $1.4 billion on December 1, 2014 and the remaining 50% of the shares vested upon reaching a total enterprise value of $1.8 billion on March 2, 2015.  Our total compensation expense related to 2014 Restricted Stock was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2016, respectively.  Our total compensation expense related to 2014 Restricted Stock was $0.3 million for both the three and nine months ended September 30, 2015.

There was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of 2014 Restricted Stock with time-based vesting conditions outstanding as of September 30, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years as of September 30, 2016.

On July 8, 2015, we issued an aggregate of 741,931 restricted shares of common stock under the LTIP (“2015 Restricted Stock”) to each of our executive officers and certain non-executive employees.  On April 15, 2016, we issued an aggregate of 847,928 restricted shares of common stock under the LTIP to each of our executive officers and certain non-executive employees, and on May 2, 2016, we issued an aggregate of 5,132 restricted shares of common stock under the LTIP to certain members of our Board of Directors (“2016 Restricted Stock” and, collectively with all shares of 2015 Restricted Stock, the “Post-IPO Restricted Stock”).  Certain shares of Post-IPO Restricted Stock are subject to market-based vesting conditions and certain shares of Post-IPO Restricted Stock are subject to time-based vesting conditions.  Shares of Post-IPO Restricted Stock subject to time-based vesting conditions will vest over periods of three or five years.  Shares subject to market-based vesting conditions have vested when, or will vest if, the

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Company’s Total Enterprise Value (as defined in the applicable restricted stock award agreement) equals or exceeds certain predetermined thresholds.  All shares of 2016 Restricted Stock with market-based vesting conditions vested on July 28, 2016, when the Company’s Total Enterprise Value reached $2.65 billion.  With respect to shares of 2015 Restricted Stock with market-based vesting conditions, 50% of the shares vested on August 1, 2016, when the Company’s Total Enterprise Value reached $2.65 billion, and the remaining 50% of the shares will vest if the Company’s Total Enterprise Value equals or exceeds $3.5 billion.  There was a two-trading-day gap between the vesting of 2016 Restricted Stock and 2015 Restricted Stock when the Company’s Total Enterprise Value reached $2.65 billion due to differences in the number of shares outstanding at the respective grant dates, which affected the Total Enterprise Value calculations.  Shares of 2016 Restricted Stock subject to market-based vesting conditions would have been forfeited if they did not vest within six years of the date of grant while shares of 2015 Restricted Stock subject to market-based vesting conditions are eligible for vesting indefinitely.

Compensation expense for the shares of Post-IPO Restricted Stock with time-based vesting conditions was measured based on the fair value of the underlying shares on the grant date (which was equal to the closing price of our common stock on such grant date) and will be recognized over the requisite service periods on a straight-line basis.  Compensation expense for shares of Post-IPO Restricted Stock with market-based vesting conditions was measured based on the fair value of the underlying shares on the grant date, which ranged from $21.76 to $27.40.  The fair value of each share of Post-IPO Restricted Stock with market-based vesting conditions was estimated on the grant date using a Monte Carlo simulation model.  This model considers a range of assumptions related to volatility, risk-free interest rate, expected life and expected dividend yield.  Expected volatilities used in the model are based on historical volatilities of comparable guideline companies until a sufficient trading history in our common stock exists.  We are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest.

The Company recognized $9.9 million of compensation cost in connection with the vesting of 490,700 shares of 2016 Restricted Stock on July 28, 2016 and $3.8 million of compensation cost in connection with the vesting of 234,350 shares of 2015 Restricted Stock on August 1, 2016. To satisfy tax withholding obligations with respect to the delivery of vested shares to certain employees, the Company withheld 199,128 shares of 2016 Restricted Stock that vested on July 28, 2016 and 90,703 shares of 2015 Restricted Stock that vested on August 1, 2016 as well as 12,593 of the 37,047 shares of 2015 Restricted Stock with time-based vesting conditions that vested on July 8, 2016. All shares withheld to satisfy tax withholding obligations are held as treasury stock.

The remaining compensation expense for the unvested shares of Post-IPO Restricted Stock with market-based vesting conditions will be recognized on a straight-line basis over the requisite service period of 4.2 years.  Our total compensation expense related to Post-IPO Restricted Stock was $14.2 million and $18.7 million for the three and nine months ended September 30, 2016, respectively.  There was $18.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of Post-IPO Restricted Stock outstanding as of September 30, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years as of September 30, 2016.

We capitalized stock-based compensation costs related to software developed for internal use of $1.1 million and $1.4 million for the three and nine months ended September 30, 2016, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of less than $0.1 million for both the three and nine months ended September 30, 2015.

10.	RELATED-PARTY TRANSACTIONS

For each of the three- and nine-month periods ended September 30, 2016 and 2015, we paid rent on our Dallas office space in the amounts of $0.1 million and $0.3 million, respectively. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owns a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP.

In accordance with the terms of the Registration Rights Agreement dated as of December 30, 2013, we paid registration and related expenses incurred by certain parties and others in the aggregate amount of $0.7 and $0.5 million in connection with the registration of shares of common stock in underwritten secondary offerings in September 2015 and May 2015, respectively.

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

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2017 to 2023. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of September 30, 2016 and December 31, 2015, we had $1.1 million and $0.8 million, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three and nine months ended September 30, 2016 was $1.5 million and $4.2 million, respectively.  Rent expense under operating leases for the three and nine months ended September 30, 2015 was $1.1 million and $3.3 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  We recognized an income tax benefit of $6.1 million for the three months ended September 30, 2016, as compared to a $2.8 million income tax expense for the three months ended September 30, 2015. Income tax expense decreased to $9.3 million for the nine months ended September 30, 2016 from $11.5 million for the nine months ended September 30, 2015.  Our effective income tax rate was 20.87% and 42.13% for the nine months ended September 30, 2016 and 2015, respectively.  The lower effective income tax rate for the nine months ended September 30, 2016 and the income tax benefit for the three months ended September 30, 2016 are primarily a result of the recognition of excess tax benefits from share-based payment awards resulting from the Company’s adoption of ASU 2016-09.  We recognized a discrete adjustment to income tax expense for the three and nine months ended September 30, 2016, in the amount of $6.8 million related to excess tax benefits.  See Note 2 under Adoption of New Pronouncements for further discussion in connection with the adoption of ASU 20-16-09.

13.	SUBSEQUENT EVENTS

On October 4, 2016, we issued an aggregate of 721,100 restricted shares of common stock to our executive officers and certain non-executive, non-sales employees under the LTIP, consisting of 510,550 shares subject to market-based vesting conditions (“Market-Based Shares”) and 210,550 shares subject to time-based vesting conditions (“Time-Based Shares”).  Market-Based Shares will vest 50% on the first date that the Company’s Total Enterprise Value (calculated as defined in the applicable restricted stock award agreement) equals or exceeds $3.9 billion and 50% on the first date that the Company’s Total Enterprise Value equals or exceeds $4.2 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. Time-Based Shares will vest 20% on a specified initial vesting date and 20% on each of the first four anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. The total compensation cost with respect to this issuance is expected to be approximately $24.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2016, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2016 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2015, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts, other than share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to the Company’s estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenue generated by certain applications; the impact of future regulatory, judicial or legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to create additional jobs at our corporate headquarters; our ability to expand our corporate headquarters within an expected timeframe; our expectation of increasing our capital expenditures and investment activity as our business grows; and our plans to purchase shares of our common stock through a stock repurchase plan.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “should,” “would,” “might,” “plan,” “expect,” “potential,” “possible,” “project,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, Part I, Item 1A, “Risk Factors” of the Form 10-K and in our other reports filed with the SEC. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2016.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.  We have 42 sales teams located in 24 states and plan to open additional sales offices to further expand our presence in the U.S. market.  During the nine months ended September 30, 2016, we opened six sales offices, with one new sales office located in each of Chicago, Cleveland, Pasadena, Sacramento, San Antonio and Stamford.  Our continued growth depends on attracting new clients through geographic expansion, further penetration of our existing markets and the introduction of new applications to our existing client base.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing strategy utilizes email, direct mail, tradeshows, digital marketing and advertising to generate sales leads.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers and webinars.

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

Our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) employee-related expenses such as salaries and benefits, (ii) stock-based compensation expense and (iii) costs of construction related to the expansion of our corporate headquarters.

For both the nine months ended September 30, 2016 and 2015, our total gross margin was approximately 84%. We expect our gross margin to remain relatively consistent in future periods, as compared to its historical growth rate.

Results of Operations

Three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

The following tables set forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,
	2016	2015	% Change
Revenues
Recurring	$75,857	$54,233	40%
Implementation and other	1,468	1,107	33%
Total revenues	77,325	55,340	40%
Cost of revenues
Operating expenses	13,227	7,964	66%
Depreciation and amortization	1,521	945	61%
Total cost of revenues	14,748	8,909	66%
Administrative expenses
Sales and marketing	29,274	23,774	23%
Research and development	6,232	2,349	165%
General and administrative	24,457	11,996	104%
Depreciation and amortization	2,032	1,457	39%
Total administrative expenses	61,995	39,576	57%
Total operating expenses	76,743	48,485	58%
Operating income	582	6,855	-92%
Interest expense	(252)	(343)	-27%
Other income (expense), net	(213)	98	-317%
Income before income taxes	117	6,610	-98%
(Benefit) provision for income taxes	(6,081)	2,763	-320%
Net income	$6,198	$3,847	61%

	Three Months Ended September 30,
	2016	2015
Revenues
Recurring	98.1%	98.0%
Implementation and other	1.9%	2.0%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	17.1%	14.4%
Depreciation and amortization	1.9%	1.7%
Total cost of revenues	19.0%	16.1%
Administrative expenses
Sales and marketing	37.9%	43.0%
Research and development	8.1%	4.2%
General and administrative	31.6%	21.6%
Depreciation and amortization	2.6%	2.6%
Total administrative expenses	80.2%	71.4%
Total operating expenses	99.2%	87.5%
Operating income	0.8%	12.5%
Interest expense	-0.3%	-0.6%
Other income (expense), net	-0.3%	0.2%
Income before income taxes	0.2%	12.1%
(Benefit) provision for income taxes	-7.8%	5.0%
Net income	8.0%	7.1%

Revenues

Total revenues were $77.3 million for the three months ended September 30, 2016, as compared to $55.3 million for the three months ended September 30, 2015, representing an increase of $22.0 million, or 40%.  The increase in total revenues was primarily due to the addition of new clients in mature sales offices (those offices that have been open for at least 24 months) and, to a lesser extent, in more recently opened sales offices, as well as existing clients purchasing new applications.  This sales growth was driven by a combination of factors, including application enhancements, improvements in client training, and increased productivity among our sales representatives.

Cost of Revenues

Cost of revenues was $14.7 million for the three months ended September 30, 2016, as compared to $8.9 million for the three months ended September 30, 2015, representing an increase of $5.8 million, or 66%. The increase in cost of revenues was primarily due to a $4.6 million increase in employee-related expenses, which consisted of a $3.3 million increase in expenses attributable to an increase in the number of operating personnel and a $1.2 million increase in stock-based compensation expense.  In addition, for the three months ended September 30, 2016, fees related to ACH processing increased $0.4 million as a result of increased sales.  Depreciation and amortization expense increased $0.6 million, or 61%, primarily due to the development of additional technology, purchases of other assets and the construction of assets in connection with the expansion of our headquarters.

Administrative Expenses

Total administrative expenses were $62.0 million for the three months ended September 30, 2016, as compared to $39.6 million for the three months ended September 30, 2015, representing an increase of $22.4 million, or 57%. During the three months ended September 30, 2016, sales and marketing expense increased $5.5 million from the comparable prior year period, primarily due to a $3.4 million increase in expenses attributable to an increase in the number of sales personnel, a $1.4 million increase in stock-based compensation expense and a $0.3 million increase in marketing and advertising expenses.  During the three months ended September 30, 2016, research and development expense increased $3.9 million from the comparable prior year period, primarily due to a $3.4 million increase in expenses related to an increase in the number of research and development personnel and a $0.4 million increase in stock-based compensation expense. We anticipate a continued gradual increase in research and development expense as we increase the number of research and development personnel. During the three months ended September 30, 2016, general and administrative expense increased $12.5 million from the comparable prior year period, which included a $9.9 million increase in stock-based compensation expense and a $1.7 million increase in employee-related expenses. During the three months ended September 30, 2016, depreciation and amortization expense increased $0.6 million, or 39%, from the comparable prior year period, primarily due to the development of additional technology, purchases of other assets and the construction of assets in connection with the expansion of our headquarters.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
Capitalized portion of research and development	$2,898	$1,091
Expensed portion of research and development	6,232	2,349
Total research and development costs	$9,130	$3,440

Results of Operations

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

The following tables set forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Nine Months Ended September 30,
	2016	2015	% Change
Revenues
Recurring	$237,253	$156,404	52%
Implementation and other	4,078	3,131	30%
Total revenues	241,331	159,535	51%
Cost of revenues
Operating expenses	34,491	22,569	53%
Depreciation and amortization	4,093	2,642	55%
Total cost of revenues	38,584	25,211	53%
Administrative expenses
Sales and marketing	82,702	61,744	34%
Research and development	14,294	6,123	133%
General and administrative	54,883	34,076	61%
Depreciation and amortization	5,578	4,180	33%
Total administrative expenses	157,457	106,123	48%
Total operating expenses	196,041	131,334	49%
Operating income	45,290	28,201	61%
Interest expense	(733)	(1,067)	-31%
Other income (expense), net	(63)	150	-142%
Income before income taxes	44,494	27,284	63%
Provision for income taxes	9,287	11,496	-19%
Net income	$35,207	$15,788	123%

	Nine Months Ended September 30,
	2016	2015
Revenues
Recurring	98.3%	98.0%
Implementation and other	1.7%	2.0%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	14.4%	14.1%
Depreciation and amortization	1.7%	1.7%
Total cost of revenues	16.1%	15.8%
Administrative expenses
Sales and marketing	34.3%	38.8%
Research and development	5.9%	3.8%
General and administrative	22.7%	21.3%
Depreciation and amortization	2.3%	2.6%
Total administrative expenses	65.2%	66.5%
Total operating expenses	81.3%	82.3%
Operating income	18.7%	17.7%
Interest expense	-0.3%	-0.7%
Other income (expense), net	0.0%	0.0%
Income before income taxes	18.4%	17.0%
Provision for income taxes	3.8%	7.2%
Net income	14.6%	9.8%

Revenues

Total revenues were $241.3 million for the nine months ended September 30, 2016, as compared to $159.5 million for the nine months ended September 30, 2015, representing an increase of $81.8 million, or 51%.  The increase in total revenues was primarily due to the addition of new clients in mature sales offices (those offices that have been open for at least 24 months) and, to a lesser extent, in more recently opened sales offices, as well as the introduction and sale of additional applications to existing clients, including Enhanced ACA. This sales growth was driven by a combination of factors, including application enhancements, improvements in client training, and increased productivity among our sales representatives.  Revenue in the nine months ended September 30, 2016, also benefited from an increase in the number of tax form filings on behalf of clients.

Cost of Revenues

Cost of revenues was $38.6 million for the nine months ended September 30, 2016, as compared to $25.2 million for the nine months ended September 30, 2015, representing an increase of $13.4 million, or 53%. The increase in cost of revenues was primarily due to a $9.8 million increase in employee-related expenses, which consisted of an $8.1 million increase in expenses primarily related to an increase in the number of operating personnel and a $1.6 million increase in stock-based compensation expense.  Additionally, for the nine months ended September 30, 2016, fees related to ACH processing and shipping increased $1.0 million and $0.6 million, respectively, from the comparable year period, as a result of increased sales.  Depreciation and amortization expense increased $1.5 million, or 55%, primarily due to the development of additional technology, purchases of other assets and the construction of assets in connection with the expansion of our headquarters.

Administrative Expenses

Total administrative expenses were $157.5 million for the nine months ended September 30, 2016, as compared to $106.1 million for the nine months ended September 30, 2015, representing an increase of $51.4 million, or 48%. During the nine months ended September 30, 2016, sales and marketing expense increased $21.0 million from the comparable prior year period primarily due to a $17.1 million increase in employee-related expenses attributable to an increase in the number of sales personnel and a $2.4 million increase in stock-based compensation expense. During the nine months ended September 30, 2016, research and development expense increased $8.2 million from the comparable prior year period, consisting of a $7.5 million increase in expenses related to an increase in the number of research and development personnel and a $0.5 million increase in stock-based compensation expense. During the nine months ended September 30, 2016, general and administrative expense increased $20.8 million from the comparable prior year period, primarily due to a $12.5 million increase in stock-based compensation expense and a $6.2 million increase in employee-related expenses. During the nine months ended September 30, 2016, depreciation and amortization expense increased $1.4 million, or 33%, from the comparable prior year period, primarily due to the development of additional technology, purchases of other assets and the construction of assets in connection with the expansion of our headquarters.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Capitalized portion of research and development	$6,605	$2,733
Expensed portion of research and development	14,294	6,123
Total research and development costs	$20,899	$8,856

Liquidity and Capital Resources

As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $74.5 million. Our cash and cash equivalents are comprised primarily of deposit accounts, certificates of deposit and money market funds.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our loans. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, to date, all purchases under our stock repurchase plan have been paid for from available cash and, to the extent we repurchase additional shares in the future, we expect to continue to use cash.

Recent Liquidity Developments

Withholding Shares to Cover Taxes.  During the three months ended September 30, 2016, we withheld 302,424 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in an expenditure of $14.4 million in cash and, as such, we subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Stock Repurchase Plan. On May 26, 2016, we announced that our Board of Directors  approved a stock repurchase plan under which we are authorized to purchase (in the aggregate) up to $50 million of our outstanding common stock, par value $0.01 per share, over a 24–month period. During the nine months ended September 30, 2016, we repurchased an aggregate of 487,755 shares of common stock (including shares withheld to satisfy tax withholding obligations, as discussed above) for an aggregate cost of $22.8 million.

Oklahoma City Economic Development Trust Incentive. In the first quarter of 2016, we entered into a local incentive package with the Oklahoma City Economic Development Trust worth up to approximately $1.2 million, depending on the number of new jobs we create for local employees through 2021 and the average annual salary level for such local employees.

Borrowings

2021 Consolidated Loan. As of September 30, 2016, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal balance of $25.2 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis. Further, until amounts under the 2021 Consolidated Loan are repaid, we may not, subject to certain exceptions, (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with certain affiliates or enter into any other transactions with certain affiliates, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt. An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of bankruptcy, reorganization, liquidation or receivership.  As of September 30, 2016, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

2015 Construction Loan and 2022 Term Loan.  On May 13, 2015, we entered into a loan agreement with Kirkpatrick Bank to partially finance the construction of our third headquarters building (the “2015 Construction Loan”).  The 2015 Construction Loan allowed us to borrow a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  On August 1, 2016, we converted the $5.0 million outstanding principal balance of the 2015 Construction Loan into a 78-month term loan (“2022 Term Loan”) with interest payable monthly and accruing at a fixed rate of 3.4% per annum.

At September 30, 2016, the principal balance outstanding on the 2022 Term Loan was $4.9 million.  The 2022 Term Loan matures on December 31, 2022 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2022 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of the covenants as of September 30, 2016.

2016 Construction Loan.  On August 2, 2016, we entered into a new construction loan with Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and new parking garage (the “2016 Construction Loan”).  As of September 30, 2016, there were no outstanding borrowings under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points

Cash Flow Analysis

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services and may use available cash to repurchase shares of our common stock. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$74,435	$34,129
Investing activities	71,532	34,883
Financing activities	(122,185)	(45,609)
Change in cash and cash equivalents	$23,782	$23,403

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $74.4 million.  Net cash provided by operating activities consisted primarily of net income of $35.2 million, depreciation and amortization of $9.7 million, stock-based compensation expense of $18.7 million, an increase in deferred revenue of $7.8 million, an increase in accrued payroll and vacation of $3.8 million, an increase in accrued expenses and other current liabilities of $3.2 million and an increase in income taxes, net of $2.4 million, partially offset by a decrease in accounts payable of $3.7 million, a decrease in accrued commissions and bonuses of $3.3 million and an increase in deferred income taxes, net of $1.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $34.1 million.  Net cash provided by operating activities consisted primarily of net income of $15.8 million, depreciation and amortization of $6.8 million, an increase in deferred revenue of $6.6 million, an increase in accrued payroll and vacation of $2.5 million, an increase in income taxes, net of $2.5  million, an increase in accrued expenses and other current liabilities of $2.0 million and stock-based compensation expense of $1.7 million, partially offset by an increase in deferred income taxes, net of $1.5 million, a decrease in accounts payable of $0.9 million, a decrease in accrued commissions and bonuses of $0.6 million, an increase in accounts receivable of $0.6 million and an increase in prepaid expenses of $0.5 million.

Investing and Financing Activities

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars, and therefore such balance changes from period to period in accordance with the timing of each payroll cycle.

Net cash provided by investing activities for the nine months ended September 30, 2016 was $71.5 million and resulted from a decrease in funds held for clients of $103.7 million, offset by purchases of property and equipment of $32.1 million.

Net cash provided by investing activities for the nine months ended September 30, 2015 was $34.9 million and resulted from a decrease in funds held for clients of $44.7 million and a decrease in restricted cash of $0.4 million, offset by purchases of property and equipment of $10.2 million.

Net cash used in financing activities for the nine months ended September 30, 2016 was $122.2 million.  Net cash used in financing activities resulted from a decrease in the client funds obligation of $103.7 million, $14.4 million of cash used to satisfy tax withholding obligations for certain employees in connection with the vesting of restricted stock and $8.4 million used for repurchases of common stock in the open market, partially offset by proceeds from the issuance of long-term debt of $5.0 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

Adoption of New Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09 (“ASU 2016-09”) which simplified the accounting related to certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized within the income statement when restricted stock awards vest or are settled. In addition, cash flows related to excess tax benefits are not separately classified as a financing activity apart from other income tax cash flows in the statement of cash flows.  This guidance allows us to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to taxing authorities on an employee’s behalf for withheld shares be presented as a financing activity in the statement of cash flows, and provides an accounting policy election to account for award forfeitures as they occur or continue to estimate forfeitures. The new guidance is effective for us beginning January 1, 2017, with early adoption permitted.  We elected to early adopt the new guidance in the third quarter of 2016.  As such, we are required to present any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption, although there were no such adjustments necessary in our consolidated financial statements until the three months ended September 30, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes of $6.8 million for both the three and nine months ended September 30, 2016, which otherwise would have been recognized as paid-in capital. Early adoption had no impact on retained earnings as of January 1, 2016. We elected to continue to estimate expected forfeitures to determine the amount of stock compensation cost to be recognized in each period.  The presentation requirements for cash flows related to excess benefits and for cash flows related to employee taxes paid for withheld shares had no impact in any of the periods previously presented on our consolidated statements of cash flows.

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

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess our performance before gains, losses or other changes that our management considers to be outside of our core business operating results and for planning purposes.  We define (i) EBITDA as net income plus interest expense, taxes and depreciation and amortization, (ii) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense and certain transaction expenses that are not core to our operations and (iii) non-GAAP net income as net income plus non-cash stock-based compensation expense and certain transaction expenses that are not core to our operations, each of which is adjusted for the effect of income taxes.  EBITDA, Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by our management in its financial and operational decision-making.  We believe these metrics are useful to investors because they provide period-to-period comparisons of the results of our continuing operations, and facilitate comparison with other peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.  In addition, EBITDA and adjusted EBITDA are measures that provide useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes.

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

The following tables reconcile net income to EBITDA and Adjusted EBITDA and net income to non-GAAP net income:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consolidated statements of income data:
Net income	$6,198	$3,847	$35,207	$15,788
Interest expense	252	343	733	1,067
(Benefit) provision for income taxes	(6,081)	2,763	9,287	11,496
Depreciation and amortization	3,553	2,402	9,671	6,822
EBITDA	3,922	9,355	54,898	35,173
Non-cash stock-based compensation expense	14,235	1,432	18,857	1,721
Transaction expenses	-	-	-	685
Adjusted EBITDA	$18,157	$10,787	$73,755	$37,579

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consolidated statements of income data:
Net income	$6,198	$3,847	$35,207	$15,788
Non-cash stock-based compensation expense	14,235	1,432	18,857	1,721
Transaction expenses	-	-	-	685
Income tax effect on non-GAAP adjustments	(11,472)	(563)	(13,234)	(779)
Non-GAAP net income	$8,961	$4,716	$40,830	$17,415

Non-GAAP net income per share, basic	$0.15	$0.08	$0.71	$0.31
Non-GAAP net income per share, diluted	$0.15	$0.08	$0.69	$0.30

Weighted average shares outstanding:
Basic	57,819,734	57,050,684	57,515,846	56,287,979
Diluted	58,907,281	58,367,830	58,793,479	57,771,680

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $74.5 million as of September 30, 2016. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. These amounts are invested primarily in deposit accounts, certificates of deposit and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2016, we did not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2016(2)	211,721	$47.79	211,721	$36,500,000
August 1 - 31, 2016(3)	161,375	$48.56	161,375	$28,600,000
September 1 - 30, 2016	29,530	$47.23	29,530	$27,200,000
Total	402,626		402,626

(1)	Under a stock repurchase plan announced on May 26, 2016, we are authorized to purchase up to $50.0 million of our common stock. The stock repurchase plan will expire on May 25, 2018.
(2)	Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(3)	Includes 90,703 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

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

10.1*	Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated May 13, 2015.

10.2*	First Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC.

10.3*	Second Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016.

10.4*	Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016

10.5*	Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: November 3, 2016	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Financial Officer)