Form 10-K
period 2016-12-31
Paycom Software, Inc.
filed 2017-02-21
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of February 6, 2017, 59,491,770 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 2,145,436 shares of restricted stock. The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2016, the last day of registrant’s most recently completed second fiscal quarter, was approximately $2.1 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2016 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends  and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications, including Enhanced ACA; continued acceptance of Software–as-a-Service (“SaaS”) as an effective method for delivering human capital management (“HCM”) solutions and other business management applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to create additional jobs at our corporate headquarters; our ability to expand our corporate headquarters within an expected timeframe; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development; the expected impact on our consolidated financial statements of new accounting pronouncements; and our plans to repurchase shares of our common stock through a stock repurchase plan.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “expect,” “may,” “might,” “plan,” “would,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

Item 1.	Business

Unless we state otherwise or the context otherwise requires, the terms “Paycom,” “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Organizations need sophisticated, flexible and intuitive applications that can quickly adapt to their evolving HCM requirements, streamline their HR processes and systems and enable them to control costs. We believe that the HCM needs of most organizations are currently served either by multiple providers that partner in an attempt to replicate a comprehensive SaaS product or by legacy providers offering outdated on-premise products.  These approaches often result in challenges with system integration, low scalability, high costs, extended delivery times and large up-front capital requirements.

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

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have over 17,800 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2016. We believe that as a result of our focus on client retention, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 91% from existing clients for each of the three years ended

December 31, 2016, 2015 and 2014. We believe our revenue retention rate understates our client loyalty because this rate also includes former clients that were acquired or otherwise ceased operations.

We were founded in 1998. Since our founding, we have focused on providing an innovative SaaS HCM solution. As of December 31, 2016, we had 2,075 employees across the United States. For the years ended December 31, 2016, 2015 and 2014, our revenues were $329.1 million, $224.7 million and $150.9 million, respectively, representing year-over-year growth in revenues of approximately 47% and 49%, respectively. We currently derive the majority of our revenues from payroll processing. We are able to determine revenues from payroll processing because all of our clients are required to utilize our payroll application in order to access our other applications. We generally do not separately track our revenues across our other applications because we often sell applications in various groupings and configurations for a single price. We realized net income of $43.8 million, $20.9 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

According to the International Data Corporation (“IDC”), the U.S. market for HCM applications is comprised of software that automates business processes covering the entire span of an employee’s relationship with his or her employer. IDC estimates that the U.S. market for HCM applications (excluding payroll services and expense management) will total $8.8 billion in 2017. These applications include maintenance of HR records, recruiting applications, performance management, time and labor management tracking, compliance, compensation management and other HR functions. According to IDC, the U.S. market for payroll services will be an estimated $17.7 billion in 2017. The payroll services market includes transactional activities associated with paying employees, maintaining accounting records and administrating payroll taxes while payroll accounting applications offer the functionality to effectively track these various payments and transfers.

The Paycom Solution

We offer an end-to-end SaaS HCM solution that provides our clients and their employees with immediate access to accurate and secure information and analytics at any time from any location. We believe that our solution delivers the following benefits:

Comprehensive HCM Solution

Our solution offers functionality that manages the entire employment life cycle for employers and employees, from recruitment to retirement. Our user-friendly applications streamline client processes and provide clients and their employees with the ability to directly access and manage administrative processes, including applications that identify candidates, on-board employees, manage time and labor, administer payroll deductions and benefits, manage performance, terminate employees and administer post-termination health benefits such as COBRA. The widespread employee usage of our applications helps further integrate our solution into the administrative processes of our clients. Our solution also has the advantage of being built in-house by our highly trained and skilled team of software developers, thereby minimizing data integrity issues across applications.

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

Data Analytics

Our solution allows clients to analyze accurate employee information to make business decisions based upon actionable, real-time, point-and-click analytics provided through our client dashboard. This functionality helps our clients operate with a more complete and accurate picture of their organization, as our solution’s embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from any location.

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology-savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service portal, employees can view real-time HR information, including pay stubs, W-2s and benefits information, as well as manage their schedules and vacation time and update W-4 contact information. Our system also allows employers to engage their workforce through learning management courses and training paths, surveys and performance goals and reviews.

Personalized Support Provided by Trained Personnel

Our applications are supported by one-on-one personal assistance from trained specialists. Service specialists are assigned to specific clients and are trained across all of our applications, ensuring they provide comprehensive, expert-level service. Our client service is ISO 9001:2008 certified on the basis of its quality and consistency. We strive to provide our clients with high levels of service and support to ensure their continued use of our solution for all of their HCM needs. We have maintained high client satisfaction, as evidenced by an annual revenue retention rate of 91% from existing clients for each of the three years ended December 31, 2016, 2015 and 2014.

Software-as-a-Service Delivery Model

Our SaaS delivery model allows clients with geographically dispersed and mobile workforces to operate more efficiently, and allows these clients to implement, access and use our client-oriented Internet solution on demand and remotely through standard web browsers, smart phones, tablets and other web-enabled devices. Our SaaS solution reduces the time, risk, headcount and costs associated with installing and maintaining applications for on-premise products within the information technology (“IT”)  infrastructure of our clients.

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

Scalability to Grow with our Clients

Our solution is highly scalable. We serve a diversified client base ranging in size from one to over 8,000 employees. We calculate the number of clients’ employees based on parent company grouping. Our clients are able to use the same solution while their businesses grow by deploying applications as-needed in real-time. Pricing is determined by employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow but retain fixed costs even if the client shrinks in size.

Efficient and Productive Research and Development

We believe that we benefit from a competitive advantage with our research and development investments, people and processes. Early investments in our proprietary, cloud-based architecture enable us to develop and deploy applications in a timely and cost-effective manner. We have also chosen to base our research and development team in Oklahoma and Texas, which we believe provides us with high-quality talent at a lower cost compared to other locations in the United States where there is more competition for technology talent. These strategic decisions have enabled us to have a highly productive research and development function while our research and development expenses grew 143%, 99% and 102% from the comparable year period, for 2016, 2015 and 2014, respectively.

Our Strategy for Growth

Our strategy is to continue to establish our solution as the HCM industry standard. To accomplish this, we intend to:

Increase Our Presence in Existing Markets

We believe a significant market opportunity exists to increase our presence within markets where we currently have a sales office.  Each sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to eight other sales professionals.  Although we have a sales office in 32 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2015 U.S. Census Bureau estimates, only five of these MSAs are currently served by multiple Paycom sales teams.  In addition to expanding into new markets, we plan to further penetrate and more effectively capture existing markets by adding sales offices and increasing the number of sales teams in such markets.  Since our initial public offering (“IPO”) in April 2014, we have expanded our presence within three MSAs that were already served by at least one Paycom sales team by opening new sales offices in Brooklyn, Chicago and Pasadena.

Expand Into Additional Markets

We plan to continue expanding our sales capability by opening sales offices in certain metropolitan areas where we currently have no sales teams. Since our IPO in April 2014, we have expanded into eight new markets by opening new sales offices in Cincinnati, Cleveland, Kansas City, Nashville, Pittsburgh, Sacramento, San Antonio, and Stamford. We intend to open 10 to 14 additional sales offices over the next two years, as well as potentially expand over the longer term into international markets.

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

Target Larger Clients

The average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. Based on our total revenues, we have grown at an approximately 44% CAGR from January 1, 2012 through December 31, 2016. Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of clients and to increase our revenues per client, with limited incremental cost to us. To further capitalize on this opportunity, we intend to target larger businesses opportunistically where our current sales model is effective.

Maintain Our Leadership in Innovation by Strengthening and Extending our Solution

Our ability to develop and deploy new applications and updates rapidly and cost-effectively has been integral to the results that we have achieved to date. We intend to continue extending the functionality and range of our solution in the future. Our development efforts are performed exclusively in-house and are heavily based upon proactive research and client input. We are focusing our investments on the development of new applications and enhancements that are responsive to the needs of our clients, which are garnered through ongoing client interaction and collaboration.

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

Background Checks. Our background check application helps to ensure that prospective new hires are qualified candidates. We provide clients with the tools for authorizing background checks, creating pre-adverse and adverse action letters and securely store results as required by the Fair Credit Reporting Act.

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

Time and Labor Management

Time and Attendance. Our time and attendance application allows our clients to accurately and efficiently manage when, where and how employees report their hours worked. Clients can apply customized rules, use batch editing and use timecard management tools to manage complex time and attendance needs. Our Web Time Clock feature allows employees to clock in and out online, which automatically updates the payroll application when approved, eliminating the need to manually calculate timesheets and re-key information into payroll systems. We also offer several different types of hardware that are ideal for single or multi-terminal environments.

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

Time-Off Requests. Our time-off requests application automates and standardizes the time-off request procedure and helps employers remain effectively staffed. Managers can view an online time-off calendar to easily monitor and approve or deny time-off requests. Our employee self-service tool allows employees to view the time-off they have available, submit requests and view blackout dates, the status of requests and any manager comments.

Labor Allocation. Our labor allocation application simplifies the process of setting up and tracking employee hours based on the job the employee is working.

Labor Management Reports/Push Reporting. Our labor management reports application provides clients with access to up-to-the-minute reports on the information they need to better manage their labor force, such as overtime and labor distribution. Our push reporting application also gives clients the ability to set up recurring reports and to schedule them to be run automatically and sent to users on a daily, weekly, monthly, quarterly or yearly basis.

Geofencing/Geotracking. Enhancing our time and attendance solution, Paycom’s geofencing and geotracking location-based technology assist our clients in managing the whereabouts of employees while on the job.  Geofencing allows employers to establish geographical boundaries within which their employees are authorized to clock in and out when using our Web Time Clock on smartphones, tablets or other electronic devices.  Once enabled, this time-theft-combatting tool supersedes IP address restrictions, meaning the system first checks for authorized geographical locations, rather than authorized IP addresses.  In addition, the geotracking tool empowers clients to track employees’ geographical locations upon clocking in and out.  The coordinates collected by the application can be entered into and viewed on a Google® display map.

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

Garnishment Management. Our garnishment management application allows clients to handle communications with garnishment payees and agencies and to calculate and track garnishment payments.

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

Talent Management

Employee Self-Service. Our employee self-service application improves employee engagement by empowering employees to self-manage certain transactions, obtain quick answers to frequent payroll and HR questions, access their pay history and view performance goals and reviews and total compensation reports to review their compensation and benefits package. Benefits information and paid time-off accruals also give employees the ability to make informed decisions regarding their benefit selections and time-off requests.

Compensation Budgeting. Our compensation budgeting application provides compensation and performance information in one system, providing clients valuable workforce insight to help manage and formulate salary budgets and establish merit-based compensation increases.

Performance Management. Our performance management application allows employees to set standardized pay grades and performance goals for positions across an organization. It also helps streamline the performance review process with online facilitation of the review process.

Executive Dashboard. Our executive dashboard offers powerful workforce insight for executives to access information on demand in a variety of report formats. Because we offer an all-in-one solution in a single database, the comprehensive report data provides the workforce intelligence needed to drive human capital decisions at an executive level.

Paycom Learning. Our learning management application formalizes and standardizes our clients’ training processes. Employers can create customized content utilizing videos, presentations, quizzes and surveys. It provides employees with “anytime, anywhere” access to a central knowledge base where the employee can access content, share expertise and measure his or her professional development progress. Our clients can track the activity and success of their training programs with pre-defined reports and an analytics dashboard.

HR Management

Document and Task Management. Our document and task management application is designed to manage employee files and allows employees to digitally sign and view company documents. We securely store client records to meet retention requirements and protect documents from unauthorized access and other disasters that can threaten businesses. In addition, clients can assign checklists to employees for the completion of certain tasks associated with processes such as on-boarding and off-boarding.

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

Benefits Administration/Benefits to Carrier. Our benefits administration application allows clients to customize benefit plan setup, deduction amounts, enrollment dates and new-hire waiting periods. Employers are provided census and reconciliation reports to ensure they do not overpay for benefits.  Employers can also update deduction amounts for all employees or groups of employees at once and automatically updates all insurance carriers for any changes. This application also provides employees with online enrollment and helps educate them and drive informed enrollment decisions for greater employee satisfaction.

COBRA Administration. Our COBRA administration application protects employers from COBRA violations and the associated fines and penalties by automatically initiating compliance measures upon entry of qualifying events into the application. This application also tracks important dates, collects and remits premiums and reports on all COBRA activity.

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

Enhanced ACA.  Our Affordable Care Act (“ACA”) application provides clients with access to a dashboard that tracks employee count, employee status, health care plan affordability and ACA periods all from one convenient location and enables Paycom to file IRS Forms 1094/1095-B or –C.  Clients utilizing this application also have access to additional real-time compliance reports and alerts.

Our Clients

We serve a diverse client base in terms of size and industry. We have over 17,800 clients, or approximately 10,000 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2016. We stored data for more than 2.7 million persons employed by our clients during the year ended December 31, 2016.

Many small to mid-sized companies can typically make the decision to adopt our solution more quickly than larger companies, which we believe results in a shorter sales cycle and more closely corresponds to our target sales cycle of 30 to 90 days. As a result of the nature and size of our clientele, we maintain a diversified client base and very low revenue concentration among our clients. We believe, however, that larger employers represent a substantial opportunity to increase the number of clients and to increase our revenues per client with limited incremental cost.  As we attract clients at the higher end of our target client size range, we may face longer sales cycles and less predictability in completing some of our sales.

Competition

The market for HCM solutions is rapidly evolving, highly competitive and subject to changing technology, shifting client needs and frequent introduction of new products and services. Our competitors range from small, regional firms to large, well-established international firms with multiple product offerings.

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications offered by our solution. Our talent acquisition and talent management applications compete primarily with Cornerstone OnDemand, Inc., Oracle Corporation, SAP SE and Workday, Inc. Our payroll applications, including payroll processing, compete primarily with Automatic Data Processing, Inc. (“ADP”), Ceridian HCM, Inc. (“Ceridian”), Concur Technologies, Inc., Intuit Inc., Paychex, Inc., Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our HR management applications compete primarily with ADP, Ceridian, Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, SAP SE, and Workday, Inc. Our time and labor management applications compete primarily with ADP, Ceridian, Kronos Incorporated, Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our larger competitors compete with us across multiple segments. In addition, our HCM solution continues to face competition from in-house payroll and HR systems and departments as well as HR systems and software sold by third-party vendors.

Competition in the HCM solutions market is primarily based on service responsiveness, product quality and reputation, breadth of service and application offering and price. The importance of these factors depends on the size of the business. Price tends to be the most important factor of competition for smaller businesses with fewer employees, while the scope of features and customization is more important to larger businesses. Regardless of a company’s size, another important factor is the implementation experience, as all organizations are seeking a streamlined and simplified on-boarding process.  We believe that our SaaS delivery model allows us to be most competitive in the HCM solutions market across this spectrum.

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

We provide our sales force with an intensive six-week training course that includes at least one week of training at our headquarters in Oklahoma City. Our unique training program includes instruction in accounting, business metrics, application features and tax matters relevant to our target market and we believe it fosters loyalty and helps maintain our corporate culture. Our training continues for our sales force through weekly in-office strategy sessions and leadership development training. Executive sales representatives are also required to attend in-person quarterly conferences to share best practices and receive legal and business updates.

When a new client processes payroll with us for an entire month, or an existing client purchases and then utilizes a new application for one month, our sales representative or CRR receives a one-time commission based upon an estimate of future annual revenues from such client. Executive sales representatives receive a higher commission rate and base salary based upon both current year and life-to-date realized sales, respectively.

We generate client leads, accelerate sales opportunities and build brand awareness through our marketing programs that target senior finance and HR executives, technology professionals and senior business leaders of companies that perform HCM functions in-house or outsource these functions to one of our competitors. Our marketing programs include:

•	Direct mail campaigns, email campaigns, social and digital media, personalized URLs, industry-specific print advertising and tradeshow exhibiting;
•	Search engine marketing methods that include site optimization and pay-per-click searches; and
•	Webinars, white papers and infographics.

In addition to managing client relationships, our CRRs are focused on expanding the number of applications our clients purchase from us by introducing them to additional applications. Our CRRs call upon select clients periodically and are paid a non-recurring commission on any additional sales they generate.

Technology, Operations and Security

Technology

Our multi-tenant architecture enables us to deliver our solution across our client base with a single instance of our solution, while securely partitioning access to our clients’ respective application data. Because a single version of our solution is developed, supported and deployed across all of our clients, updates are delivered to all of our clients at the same time, making it easier to scale our solution as our number of clients and their respective employee headcounts increase.

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

Operations

We physically host our solution for our clients in two secure data center facilities located in Oklahoma and Texas. All of our critical systems are fully redundant and backed-up in real-time to these facilities. Physical security includes ID-oriented access control, alarm systems and manned 24-hour-a-day camera monitoring by our security guards. Server facilities also have environmental monitoring and extensive environmental controls such as heat and fire protection, moisture, temperature, and humidity sensors, backup power supply and exterior reinforced concrete walls.

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

Our applications are secured using multiple libraries and secure coding practices. Our IT infrastructure is secured and monitored using a number of best practices and tools at multiple layers of the physical and logical network. This security is also continually monitored by our information security department.  All of our operations employees work in either our Oklahoma or Texas locations and, with the exception of certain IT personnel, are not permitted to work remotely.

Software Development

Our application development team works closely with our clients to enhance our existing application offerings and develop new applications. This process is led by experienced product managers who oversee the evolution of their respective applications within a focused timeframe of innovation and cultivation in order to deliver the well-developed applications and enhancements desired by our clients. Our product managers, many of whom are former HR executives or members from the competitive landscape, are proactive in their approach to assigning development requests based on research, trends and user feedback. A key element of our development process is the one-on-one personal interaction between clients and our CRRs, through whom our clients personally suggest new applications and features.

We develop our solution from the “ground up” with our internal development and engineering teams. Our development and engineering teams and our employees conceive new applications and enhancements, review requests, schedule development in order of priority and subsequently develop the applications or enhancements. Our new applications and enhancements are independently reviewed by the quality assurance team, in accordance with our software development process, before being fully implemented. Any enhancements to our applications are released on a monthly scheduled release date to coordinate the communication and release to our clients.

Capitalized software development expenses, which include compensation for employees directly associated with development projects, were $8.8 million, $4.3 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Streamlined Setup and On-Boarding

After electing to deploy our solution, a new client begins our on-boarding process with assistance from a team of new client setup specialists and the sales professional responsible for obtaining the client’s business. In addition, we also have a team of transition specialists whose job it is to ensure that the process is performed smoothly, data is collected properly and all relevant employees are fully trained on the system. This team works closely with the client until the client is capable of managing our solution independently, at which time responsibility for the client relationship is transferred to our dedicated CRRs. Unlike certain of our competitors, we do not outsource any of our on-boarding efforts.

Dedicated Service Specialists

After completing the on-boarding process, each client is assigned to a services specialist within a dedicated team.  Clients can then contact their dedicated services specialist or a team member if any issues or questions arise. These specialists provide personalized service with actual knowledge of the clients’ business needs. When appropriate, client questions can be elevated to the specialists with the appropriate application, regulatory or tax expertise. In addition, our CRRs proactively contact our clients to ensure satisfaction with our solution and introduce additional applications.

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

We voluntarily obtain third-party security examinations relating to security and data privacy in accordance with Statement on Standards for Attestation Engagements (“SSAE”), No. 16, Reporting on Controls at a Service Organization. Our SSAE examination is conducted every six months by one of the four largest independent international auditing firms, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures.

In October 2016, we renewed a certification based on ISO/IEC 27001:2013 criteria, a security standard for Information Security Management Systems published by ISO covering our production, quality assurance and implementation environments. This independent assessment of our conformity to the ISO 27001 standard includes assessing security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. The certification is valid until December 2019, with continuing assessments taking place annually.

In March 2014, we renewed a certification based on ISO 9001:2008 criteria, a standard for the implementation of quality management processes published by ISO, covering our activities required to create and deliver our solution. This independent assessment of our conformity to the ISO 9001 standard includes assessing the design and implementation of quality objectives to meet delivery standards on an ongoing basis. The certification is valid until April 2017, with continuing assessments taking place annually.

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

Seasonality

Our revenues are seasonal in nature. Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters. Further, we generated additional revenues in the first quarter of 2016 because, as a result of the enactment of the ACA, many clients were required to file Forms 1094 and 1095 prior to March 31, 2016.  We anticipate that our revenues will continue to exhibit this seasonal pattern for so long as the ACA (or replacement legislation) includes employer reporting requirements.  In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

Employees

Our ability to recruit and retain qualified employees is critical to our continued success. We invest heavily in our training and leadership development programs to encourage the development and promotion of our employees. As of December 31, 2016, we employed 2,075 people. None of our employees were covered by collective bargaining agreements.

Facilities

Our corporate headquarters is an approximately 250,000-square-foot campus located on over 30 acres of Company-owned property in Oklahoma City, Oklahoma. In addition to housing a fully redundant data center at our corporate headquarters, we operate another fully redundant data center at a leased property near Dallas, Texas. We also lease a disaster recovery site in downtown Oklahoma City.

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

Available Information

Our Internet address is www.paycom.com and our investor relations website is located at investors.paycom.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our Investor Relations website, free of charge. These reports are also electronically filed with (or furnished to) the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

Additionally, the information that we file with the SEC may be read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information about the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

The risk factors noted in this section and other factors noted throughout this Form 10-K, including those risks identified in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Form 10-K.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that overlap with one, several or all categories of applications that we offer. Our talent acquisition and talent management applications compete primarily with Cornerstone OnDemand, Inc., Oracle Corporation, SAP SE and Workday, Inc. Our payroll applications, including payroll processing, compete primarily with ADP, Ceridian, Concur Technologies, Inc., Intuit Inc., Paychex, Inc., Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our HR management applications compete primarily with ADP, Ceridian, Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, SAP SE, and Workday, Inc. Our time and labor management applications compete primarily with ADP, Ceridian, Kronos Incorporated, Paylocity Holding Corporation and The Ultimate Software Group, Inc. Most of our larger competitors compete with us across multiple application categories. In addition, our HCM solution continues to face competition from in-house payroll and HR systems and departments as well as HR systems and software sold by third-party vendors.

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

To date, we have derived a majority of our revenues from payroll processing. Compared to payroll processing, our participation in certain other HCM applications markets is relatively new, and it is uncertain whether our revenues from other HCM applications will continue to grow. The uncertainty regarding the adoption of any new applications beyond our existing applications may make it difficult to evaluate our business. Our HCM solution may not achieve and sustain the high level of market acceptance that is critical for the continued success of our business. The failure to increase the use of our HCM applications and any new applications developed by us may reduce our revenue growth rate, which could adversely affect our business, operating results or financial condition.

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

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 523 employees as of December 31, 2011 to 2,075 employees as of December 31, 2016, and we have expanded from 20 sales teams as of December 31, 2011 to 42 sales teams as of January 31, 2017. We have also experienced significant growth in the number of clients and transactions and the amount of client and employee data that our infrastructure supports. Finally, our organizational structure and recording systems and procedures are becoming more complex as we improve our operational, financial and management controls. Our success will depend, in part, on our ability to manage this growth and organizational change effectively. To manage the expected growth of our headcount and operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Our ability to add additional offices may be constrained by the willingness and availability of qualified personnel to staff and manage any new offices. The failure to effectively manage growth could result in difficulties or delays in obtaining clients, selling additional applications to our clients, declines in quality or client satisfaction of our applications, increases in costs, and difficulties in introducing new applications or other operational difficulties, any of which could adversely affect our business by impairing our ability to retain and attract clients or sell additional applications to our existing clients.

If we are not able to develop enhancements and new applications, keep pace with technological developments or respond to future disruptive technologies, we might not remain competitive and our business could be adversely affected.

Our continued success will depend on our ability to adapt and innovate. To attract new clients and increase revenues from existing clients, we need to enhance, add new features to and improve our existing applications and introduce new applications. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. We may expend significant time and resources developing and pursuing sales of a particular enhancement or application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. Further, changing regulatory requirements may delay the development or introduction of enhancements or new applications or render certain of our applications obsolete.  If we are unable to successfully develop enhancements, new features or new applications to meet client needs, our business and operating results could be adversely affected.

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

We believe larger employers represent a substantial opportunity to increase the number of clients we serve and to increase our revenues per client. To further capitalize on this opportunity, we intend to pursue larger businesses opportunistically within our target client size range where our current sales model is effective. As we target our sales efforts at larger clients, we will face longer sales cycles and less predictability in completing some of our sales. In the large enterprise market, the clients’ decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales will require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target clients may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are 30 to 90 days and we expect that our average sales cycle may gradually trend towards the higher end of this range as we pursue larger clients. Longer sales cycles could cause our operating and financial results to suffer in a given period.

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

We are dependent on the continued service of our key executives and, if we fail to retain such key executives, our business could be adversely affected.

We believe that our success depends in part on the continued services of our senior management team, consisting of Chad Richison, Craig E. Boelte, Jeffrey D. York, William X. Kerber III and Stacey Pezold. Our business could be adversely affected if we fail to retain these key executives. Although the employment arrangements with each of our key executives contain non-competition restrictions, our business could nonetheless be adversely affected if a key executive leaves Paycom and attempts to compete with us. In addition, we have not purchased key person life insurance on any members of our senior management team.

If we are unable to attract and retain qualified personnel, including software developers and skilled IT specialists, our ability to develop new products and, in turn, increase our revenue and profitability could be adversely affected.

Because our future success is dependent on our ability to continue to enhance and introduce new applications, we are heavily dependent on our ability to attract and retain qualified software developers and IT personnel with the requisite education, background and industry experience. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors. This competition for qualified personnel may be amplified by new immigration laws or policies that could limit software companies’ ability to recruit internationally. Although such changes in immigration laws or policies would not have a significant direct impact on our workforce, the ensuing increase in demand for software developers and IT personnel could impair our ability to attract or retain skilled employees and/or significantly increase our costs to do so. Further, the loss of the services of a significant number of our developers could be disruptive to our development efforts, which may adversely affect our business by causing us to lose clients, increase operating expenses or divert management’s attention to recruit replacements for the departed employees.

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

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

We have historically experienced seasonality in our revenues because a significant portion of our recurring revenues relate to the annual processing of payroll forms such as Form W-2 and Form 1099 and, beginning in 2016, the annual processing and filing of ACA-related forms. Because these forms are typically processed in the first quarter of the year, first quarter revenues are generally higher than subsequent quarters. In addition, unscheduled payroll runs at the end of the year (such as bonuses) often result in increased revenues in the fourth quarter.  We expect this seasonality to continue in the future, although the repeal or modification of the ACA could have an impact on the seasonality of our revenues.  Nonetheless, the seasonal fluctuations in certain of our operating results and financial metrics may make such results and metrics difficult to predict.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired and we may lose valuable assets, generate reduced revenues or incur costly litigation to protect our rights.

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

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, incorporating the software used in our applications with new third-party software may require significant work and substantial investment of our time and resources. Also, to the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications and harm our reputation.

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

Developing SaaS-based applications is expensive and the investment in the development of these applications often involves a long-term return on our investment. We have made and expect to continue to make significant investments in research and development activities. Accelerated application introductions and short software life cycles require increased levels of research and development expenditures that could adversely affect our operating results if not offset by increased revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development activities to maintain our competitive position. We may not receive significant revenues from these investments however, for several years, if at all.

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

As of December 31, 2016, our indebtedness consisted of (i) a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”), with an outstanding principal balance of $25.0 million, and (ii) an 84-month term loan from Kirkpatrick Bank (the “2023 Term Loan”), with an outstanding principal balance of $4.9 million. In August 2016, we also entered into a construction loan with Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and new parking garage (the “2016 Construction Loan”).  As of December 31, 2016, we did not have any outstanding borrowings under the 2016 Construction Loan. Pursuant to the terms of both the 2021 Consolidated Loan and the 2023 Term Loan, we may not, subject to certain exceptions:

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

To the extent we borrow under the 2016 Construction Loan, the foregoing covenants will also apply until all such amounts are repaid.  In addition, under the 2021 Consolidated Loan, the 2023 Term Loan and the 2016 Construction Loan (collectively, the “Loan Agreements”), we are required to maintain a fixed charge coverage ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis. The operating and financial covenants in the Loan Agreements, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. We may also be required to use a substantial portion of our cash flows to pay principal and interest on our debt, which would reduce the amount of money we have for operations, working capital, expansion, or other general corporate purposes.

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

We rely on third-party financial and accounting processing systems, as well as various financial institutions, to perform financial services in connection with our applications, such as providing automated clearing house (“ACH”), and wire transfers as part of our payroll and expense reimbursement services and to provide technology and content support, manufacture time clocks and process background checks. We anticipate that we will continue to depend on various third-party relationships in order to grow our business, provide technology and content support, manufacture time clocks and process background checks. Identifying, negotiating and documenting relationships with these third parties and integrating third-party content and technology requires significant time and resources. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. In addition, these third parties may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our third-party providers, particularly those financial institutions that process transactions through the ACH network, and it is possible that they may not be able to devote the resources we expect to our relationship.

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

In addition, as part of our payroll and tax filing application, we collect and then remit client funds to taxing authorities and accounts designated by our clients. During the interval between receipt and disbursement, we may invest such funds in money market funds, demand deposit accounts, certificates of deposit and commercial paper. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Any loss of or inability to access such funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, which may not be available on reasonable terms, if at all.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2016, we had recorded a total of $51.9 million of goodwill and $1.9 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact our operating results.

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

Because our long-term success depends, in part, on our ability to expand the sales of our solution to clients located outside of the United States, our business will be subject to risks associated with international operations.

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

Risks Related to Legislation or Regulation

The modification or repeal of certain provisions of the ACA could have an adverse effect on our business, financial condition and results of operations.

Beginning in 2016, we generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. On January 20, 2017, President Donald J. Trump issued an executive order stating that it is the policy of the new administration to seek the prompt repeal of the ACA. Many uncertainties exist regarding the immediate impact of this executive order as well as when and if the ACA will ultimately be modified or repealed. Nonetheless, the modification or repeal of certain provisions of the ACA could harm our business, operating results and financial condition. If the ACA is modified to eliminate the employer reporting requirements, or if the ACA is repealed and replaced with new legislation that does not include similar employer reporting requirements, we will no longer generate revenues in connection with processing and filing Forms 1094 and 1095 on behalf of clients. Further, uncertainty regarding the potential future modification, repeal or replacement of the ACA could adversely affect our ability to sell our Enhanced ACA application to new clients. We expect that as of March 1, 2017, we will have collected the majority of our anticipated revenues from processing and filing clients’ ACA-related forms for the 2016 fiscal year, and estimate that approximately 3% of our projected total revenues for the year ending December 31, 2017 would be eliminated if, as a result of a hypothetical repeal or modification of the ACA, we did not collect any additional ACA-related revenues after March 1, 2017.

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

Changes in laws, government regulations and policies could have a material adverse effect on our business and results of operations.

Many of our applications are designed to assist our clients in complying with government regulations that continually change. Changes in laws, regulations or policies could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for certain of our existing applications, which would result in decreased revenues. Further, we may spend time and money developing new applications and enhancements that, due to regulatory changes, become unnecessary prior to being released. The introduction of new regulatory or licensing requirements, or new interpretations of existing laws or regulations, could also increase our cost of doing business, and changing regulatory requirements may make the introduction of new applications and enhancements more costly or more time-consuming than we currently anticipate, or prevent the introduction of new applications and enhancements by us altogether. In addition, any failure to educate and assist our clients with respect to new or revised legislation that impacts them could have an adverse effect on our reputation, and any failure to modify our applications or develop new applications in a timely fashion in response to regulatory changes could have an adverse effect on our business and results of operations.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.  Management must evaluate and furnish a report on the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and our auditors must attest to the effectiveness of our internal control over financial reporting.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Compliance with the public company requirements has made some activities more time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and/or we could become subject to investigations by the New York Stock Exchange (the “NYSE”), the SEC, or other regulatory authorities and the market price of our common stock could be negatively affected.

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

From time-to-time, we have released, and may continue to release, guidance in our earnings conference calls, earnings releases, or otherwise, regarding our future performance, which represents our estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

Our corporate headquarters is an approximately 250,000-square-foot campus located on over 30 acres of Company-owned property in Oklahoma City, Oklahoma. In addition to housing a fully redundant data center at our corporate headquarters, we operate another fully redundant data center at a leased property near Dallas, Texas. We also lease a disaster recovery site in downtown Oklahoma City.

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

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.  Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “PAYC.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NYSE:

	High	Low
Fiscal Year 2015:
First Quarter	$35.86	$22.58
Second Quarter	$39.75	$29.36
Third Quarter	$41.58	$29.80
Fourth Quarter	$46.35	$34.85
Fiscal Year 2016:
First Quarter	$37.74	$22.42
Second Quarter	$43.25	$32.42
Third Quarter	$52.93	$42.73
Fourth Quarter	$52.80	$39.15

As of February 6, 2017, there were approximately 754 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

We did not pay any cash dividends on our common stock in 2016, 2015 or 2014. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. While there are no restrictions that currently apply under our existing loan agreements, such agreements prohibit the payment of dividends if an event of default exists. In addition, any financing arrangements that we enter into in the future may include restrictive covenants that limit our or our subsidiaries’ ability to pay dividends.

We are a holding company that has no material assets other than our ownership of all of the outstanding Series B Preferred Units of Paycom Payroll Holdings, LLC (“Holdings”) and the outstanding capital stock of WCAS Paycom Holdings, Inc. (“WCAS Holdings”) and WCAS CP IV Blocker, Inc. In the event that we decide to pay dividends in the future, we intend to cause Holdings to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us.

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

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on April 15, 2014, the initial trading day of our common stock, and ending on December 31, 2016. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2016 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 - 31, 2016	37,285	$48.91	37,285	$25,400,000
November 1 - 30, 2016	513,768	$42.27	513,768	$3,700,000
December 1 - 31, 2016	83,453	$43.63	83,453	$40,000
Total	634,506		634,506

(1)

Under a stock repurchase plan announced on May 26, 2016, we were authorized to purchase up to $50.0 million of our common stock prior to May 25, 2018.  On February 8, 2017, we announced that our Board of Directors amended and extended the stock repurchase plan, such that we are authorized to purchase up to an additional $50.0 million of our common stock.  The stock repurchase plan will expire on January 23, 2019.

Item 6.Selected Financial Data

Our selected consolidated financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, which are included elsewhere in this Form 10-K.  Selected consolidated financial data for the years ended December 31, 2013 and December 31, 2012 is that of Holdings and its consolidated subsidiaries and WCAS Holdings.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except share and per share data)
Consolidated statements of income data:
Total revenues	$329,141	$224,653	$150,929	$107,601	$76,810
Operating income	$57,971	$34,435	$15,700	$9,472	$6,133
Net income (loss)	$43,840	$20,945	$5,663	$607	$(406)
Earnings (loss) per share, basic	$0.76	$0.37	$0.11	$0.01	$(0.01)
Earnings (loss) per share, diluted	$0.74	$0.36	$0.11	$0.01	$(0.01)
Weighted average shares outstanding:
Basic	57,550,204	56,495,170	49,784,154	45,476,895	44,771,559
Diluted	58,968,099	57,919,700	51,857,309	48,062,075	44,771,559

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheets data:	(dollars in thousands)
Cash and cash equivalents	$60,158	$50,714	$25,144	$13,362	$13,435
Working capital (deficit) (1)	31,919	37,330	15,340	(7,694)	5,099
Property and equipment, net	96,848	58,858	47,919	38,671	25,139
Total assets	1,078,613	876,655	797,497	575,478	430,041
Deferred revenue	39,711	29,036	19,337	12,572	8,392
Net long-term debt, less current portion	28,711	24,856	26,123	11,545	11,959
Long-term debt to related parties	—	—	—	60,875	60,633
Additional paid in capital	95,452	71,135	67,937	33,978	23,577
Retained earnings (accumulated deficit)	70,448	26,608	5,663	(29,349)	(14,249)
Total stockholder's equity	$116,527	$98,314	$74,138	$5,083	$9,776

(1)

Working capital (deficit) is defined as current assets, excluding restricted cash, less current liabilities, excluding the current portion of deferred revenue.  For the years ended December 31, 2014 and 2013, our working capital includes the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities to be classified as noncurrent on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See Part I “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward- looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries.

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

We serve a diverse client base in terms of size and industry. We have over 17,800 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2016. We stored data for more than 2.7 million persons employed by our clients during the year ended December 31, 2016.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell additional applications to existing clients.  We have 42 sales teams located in 24 states and plan to open additional sales offices to further expand our presence in the U.S. market.  During the year ended December 31, 2016, we opened six new sales offices, with one new sales office located in each of Chicago, Cleveland, Pasadena, Sacramento, San Antonio and Stamford.  Our continued growth depends on attracting new clients through further penetration of our existing markets, geographic expansion and the introduction of new applications to our existing client base.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing programs include email campaigns, social and digital media, search engine marketing methods and tradeshows.

During the last three years, we have developed several new applications. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth over the last three years.

Trends, Opportunities and Challenges

Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications.  As a result of our evolving revenue mix as clients add more non-payroll applications, coupled with the unique client benefits that our solution provides (e.g., enabling our clients to scale the number of HCM applications that they use on an as-needed basis), we are presented with a variety of opportunities and challenges.

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.

For the years ended December 31, 2016, 2015 and 2014, our gross margins were approximately 84%, 84% and 82%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

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

The average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. Based on our total revenues, we have grown at an approximately 44% CAGR from January 1, 2012 through

December 31, 2016. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees that our clients have will have a positive or negative impact, respectively, on our results of operations. Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of potential clients and to increase our revenues per client, with limited incremental cost to us.

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is the most recent example of legislation that has created demand in the HCM industry.  We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period.  While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 5% of total projected revenues for the year ending December 31, 2017.

Throughout our history, we have built strong relationships with our clients. As the HCM needs of our clients evolve, we believe that we are well-positioned to gain additional share of the HCM spending of our clients, and we believe this opportunity is significant. To be successful, we must continue to demonstrate the operational and economic benefits of our solution, as well as effectively hire, train, motivate and retain qualified personnel.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2016	2015	2014

Key performance indicators:
Clients	17,817	15,004	12,775
Clients (based on parent company grouping)	10,464	8,906	7,945
Sales teams	42	36	31
Annual revenue retention rate	91%	91%	91%

•

Clients. When we calculate the number of clients at period end, we treat client accounts with separate taxpayer identification numbers as separate clients, which often separates client accounts that are affiliated with the same parent organization. We track the number of our clients to provide an accurate gauge of the size of our business. Unless we state otherwise or the context otherwise requires, references to clients throughout this Form 10-K refer to this metric.

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

•

Sales Teams. We monitor our sales professionals by the number of sales teams at period end.  Each team consists of a sales manager and approximately six to eight sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe that the number of sales teams is an indicator of potential revenues for future periods.

•

Annual Revenue Retention Rate. Our annual revenue retention rate tracks the percentage of revenues that we retain from our existing clients. We monitor this metric because it is an indicator of client satisfaction and revenues for future periods.

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

Recurring. Recurring revenues include fees for our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for delivery of client payroll checks and reports. These revenues are derived from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees.  Recurring revenues are recognized in the period services are rendered.  As of April 1, 2016, recurring revenues also include interest earned on funds held for clients.  We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. We expect that interest earned on funds held for clients will increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients.  The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates.

Implementation and Other. Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at inception and upon the addition of certain incremental applications for existing clients. These fees range from 10% to 30% of the annualized value of the transaction.  Implementation revenues are recorded as deferred revenue and recognized over the life of the client, which is estimated to be 10 years, and other revenues are recognized upon shipment of time clocks. Implementation and other revenues comprised approximately 1.7% of our total revenues for the year ended December 31, 2016.

Cost of Revenues

Cost of revenues consists of expenses related to hosting and supporting our applications, hardware costs, systems support and technology and depreciation and amortization. These costs include employee-related expenses (including non-cash stock-based compensation expenses) and other expenses related to client support, bank charges for processing ACH transactions, certain implementation expenses, delivery charges and paper costs. They also include our cost for time clocks sold and ongoing technology and support costs related to our systems. The amount of depreciation and amortization of property and equipment allocated to cost of revenues is determined based upon an estimate of assets used to support our operations.

Administrative Expenses

Administrative expenses consist of sales and marketing, research and development, general and administrative and depreciation and amortization. Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff (such as commissions and bonuses and non-cash stock-based compensation expenses), marketing expenses and other related costs. Research and development expenses consist primarily of employee-related expenses (including non-cash stock-based compensation expenses) for our development staff, net of capitalized software costs for internally developed software. We expect to grow our research and development efforts as we continue to broaden our payroll and HR solution offerings and extend our technological solutions by investing in the development of new applications and introducing them to new and existing clients. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources and management information systems personnel (including non-cash stock-based compensation expenses), legal costs, professional fees and other corporate expenses. Depreciation and amortization expenses consist of (i) the amount of depreciation and amortization of property and equipment allocated to administrative expenses (based upon an estimate of assets used to support our selling, general and administrative functions) and (ii) amortization of intangible assets.

Net Loss on Early Repayment of Debt

During 2014, we wrote off $4.1 million related to the discount associated with the repayment of certain related party debt.

Interest Expense

Interest expense includes interest on debt related to our corporate headquarters and, with respect to the year ended December 31, 2014 only, related party debt.

Other Income, net

Other income, net includes interest earned on our own funds and any gain or loss on the sale or disposal of fixed assets.  Prior to April 1, 2016, other income, net also included interest earned on funds held for clients.

Provision for Income Taxes

Our consolidated financial statements include a provision for income taxes incurred for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for any operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Results of Operations

The following tables set forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Revenues
Recurring	$323,548	$219,987	$148,207
Implementation and other	5,593	4,666	2,722
Total revenues	329,141	224,653	150,929
Cost of revenues
Operating expenses	48,268	31,790	24,694
Depreciation and amortization	5,798	3,683	2,624
Total cost of revenues	54,066	35,473	27,318
Administrative expenses
Sales and marketing	119,258	92,554	63,547
Research and development	20,966	8,627	4,325
General and administrative	69,046	47,826	35,501
Depreciation and amortization	7,834	5,738	4,538
Total administrative expenses	217,104	154,745	107,911
Total operating expenses	271,170	190,218	135,229
Operating income	57,971	34,435	15,700
Interest expense	(1,036)	(1,427)	(3,421)
Net loss on early repayment of debt	—	—	(4,044)
Other income, net	308	517	1,421
Income before income taxes	57,243	33,525	9,656
Provision for income taxes	13,403	12,580	3,993
Net income	$43,840	$20,945	$5,663

	Year Ended December 31,
	2016	2015	2014
Revenues
Recurring	98.3%	97.9%	98.2%
Implementation and other	1.7%	2.1%	1.8%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
Operating expenses	14.6%	14.2%	16.4%
Depreciation and amortization	1.8%	1.6%	1.7%
Total cost of revenues	16.4%	15.8%	18.1%
Administrative expenses
Sales and marketing	36.2%	41.2%	42.1%
Research and development	6.4%	3.8%	2.9%
General and administrative	21.0%	21.3%	23.5%
Depreciation and amortization	2.4%	2.6%	3.0%
Total administrative expenses	66.0%	68.9%	71.5%
Total operating expenses	82.4%	84.7%	89.6%
Operating income	17.6%	15.3%	10.4%
Interest expense	(0.3%)	(0.6%)	(2.3%)
Net loss on early repayment of debt	0.0%	0.0%	(2.7%)
Other income, net	0.1%	0.2%	1.0%
Income before income taxes	17.4%	14.9%	6.4%
Provision for income taxes	4.1%	5.6%	2.6%
Net income	13.3%	9.3%	3.8%

Revenues

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands)
Recurring	$323,548	$219,987	$148,207	47%	48%
Implementation and other	5,593	4,666	2,722	20%	71%
Total revenues	$329,141	$224,653	$150,929	47%	49%

Total revenues were $329.1 million for the year ended December 31, 2016, compared to $224.7 million for the year ended December 31, 2015, representing an increase of $104.4 million, or 47%. The increase in total revenues was due to several factors, including (i) the addition of clients in mature sales offices, which are offices that have been open for at least 24 months, as well as contributions from sales offices that are reaching maturity, (ii) the addition of new clients in more recently opened sales offices, (iii) the sale of additional applications to our existing clients, (iv) additional revenues in the first quarter attributable to the strong performance of our tax form filing business (including additional revenues from the first year of ACA-related filings), (v) an increase in average revenues per client as we continued to sell our applications to larger clients and (vi) growth in the number of employees of our clients.  In addition, during the second quarter of 2016, we elected to change our accounting policy for recording interest income earned on funds held for clients, such that as of April 1, 2016, interest earned in the period between receipt and disbursement of client funds is recorded as recurring revenue.  Prior to April 1, 2016, this interest income was recorded as other income, net.

As a result of increased sales, implementation and other revenues, a component of total revenues, increased to $5.6 million for the year ended December 31, 2016, from $4.7 million for the year ended December 31, 2015, representing an increase of $0.9 million, or 20%.

Total revenues were $224.7 million for the year ended December 31, 2015, compared to $150.9 million for the year ended December 31, 2014, an increase of $73.8 million, or 49%. The increase in total revenues was due to several factors, including (i) the addition of clients in mature sales offices, as well as contributions from sales offices that are reaching maturity, (ii) the addition of new clients in more recently opened sales offices, (iii) the introduction and sale of additional applications to our existing clients,

(iv) growth in the number of employees of our clients, (v) an increase in average revenues per client as we continued to sell our applications to larger clients, (vi) additional revenues in the first quarter attributable to the strong performance of our tax form filing business and (vii) additional revenues in the fourth quarter resulting from clients seeking to accelerate implementation of our Enhanced ACA application that we believe would have typically deferred implementation until after year-end. As a result of increased sales, implementation and other revenues, a component of total revenues, increased to $4.7 million for the year ended December 31, 2015 from $2.7 million for the year ended December 31, 2014, representing an increase of $2.0 million, or 71%.

Expenses

The following table presents the non-cash stock-based compensation expense, resulting from stock-based awards, that is recorded in our consolidated statements of income:

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands)
Non-cash stock-based compensation expense:
Operating expenses	$2,217	$235	$32	843%	634%
Sales and marketing	3,656	559	166	554%	237%
Research and development	836	104	16	704%	550%
General and administrative	15,837	2,112	498	650%	324%
Total non-cash stock-based compensation expense	$22,546	$3,010	$712	649%	323%

During the year ended December 31, 2016, our non-cash stock-based compensation expense increased $19.5 million, primarily due to the issuance and subsequent vesting of restricted common stock with market-based vesting conditions.  During the year ended December 31, 2015, our non-cash stock-based compensation expense increased $2.3 million primarily due to the issuance of additional shares of restricted common stock, during 2015, whose grant-date fair value was greater than shares previously issued.

Cost of Revenues

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands)
Operating expenses	$48,268	$31,790	$24,694	52%	29%
Depreciation and amortization	5,798	3,683	2,624	57%	40%
Total cost of revenues	$54,066	$35,473	$27,318	52%	30%

Cost of revenues was $54.1 million for the year ended December 31, 2016, compared to $35.5 million for the year ended December 31, 2015, representing an increase of $18.6 million, or 52%. The increase in cost of revenues was primarily due to a $12.3 million increase in employee costs, which consisted of a $10.3 million increase in expenses related to an increase in the number of operating personnel and a $2.0 million increase in non-cash stock-based compensation expense.  Additionally, shipping fees and ACH fees each increased $1.3 million in connection with increased sales.  Depreciation and amortization expense increased $2.1 million, or 57%, primarily due to the development of technology, purchases of other assets and the construction of assets in connection with the expansion of our headquarters.

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

Administrative Expenses

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands)
Sales and marketing	$119,258	$92,554	$63,547	29%	46%
Research and development	20,966	8,627	4,325	143%	99%
General and administrative	69,046	47,826	35,501	44%	35%
Depreciation and amortization	7,834	5,738	4,538	37%	26%
Total administrative costs	$217,104	$154,745	$107,911	40%	43%

Total administrative expenses were $217.1 million for the year ended December 31, 2016, compared to $154.7 million for the year ended December 31, 2015, representing an increase of $62.4 million, or 40%. Sales and marketing expenses increased $26.7 million primarily due to a $19.8 million increase in employee-related expenses, including commissions and bonuses, and a $3.1 million increase in non-cash stock-based compensation expense.  Additionally, recruiting and training for sales and marketing increased $2.3 million due to an increase in the number of sales personnel.  Research and development expenses increased by $12.3 million due to a $11.6 million increase in expenses related to an increase in the number of research and development personnel and a $0.7 million increase in non-cash stock-based compensation expense. Although we expect research and development expenses to continue to gradually increase as we hire more personnel to support our growth, we expect that research and development expenses as a percentage of total revenues will remain relatively consistent in future periods.  General and administrative expenses increased by $21.2 million primarily due to a $13.7 million increase in non-cash stock-based compensation and a $7.5 million increase in employee related expenses.  Depreciation and amortization increased by $2.1 million primarily due to assets purchased and constructed, as well as additional technology developed.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The table below sets forth the amounts of capitalized and expensed research and development cost for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands)
Capitalized portion of research and development	$8,817	$4,317	$2,204	104%	96%
Expensed portion of research and development	20,966	8,627	4,325	143%	99%
Total research and development costs	$29,783	$12,944	$6,529	130%	98%

Provision for Income Taxes

For the twelve months ended December 31, 2016, income tax expense decreased as a percentage of revenue compared to the twelve months ended December 31, 2015.  The decrease primarily resulted from the recognition of excess tax benefits from share-based payment awards due to the Company’s adoption of Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  See Note 2 under Adoption of New Pronouncements for further discussion in connection with the adoption of ASU 2016-09.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly consolidated statements of income data for each of the 12 quarters within the three-year period ended December 31, 2016. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period (in thousands).

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014

Revenues
Recurring	$86,295	$75,857	$72,492	$88,904	$63,583	$54,233	$47,820	$54,351	$43,177	$35,910	$32,666	$36,454
Implementation and other	1,515	1,468	1,388	1,222	1,535	1,107	1,153	871	863	688	640	531
Total revenues	87,810	77,325	73,880	90,126	65,118	55,340	48,973	55,222	44,040	36,598	33,306	36,985
Cost of revenues
Operating expenses	13,777	13,227	10,479	10,785	9,221	7,964	7,134	7,471	6,847	5,798	5,757	6,292
Depreciation and amortization	1,705	1,521	1,386	1,186	1,041	945	887	810	748	638	608	630
Total cost of revenues	15,482	14,748	11,865	11,971	10,262	8,909	8,021	8,281	7,595	6,436	6,365	6,922
Administrative expenses
Sales and marketing	36,556	29,274	24,766	28,662	30,810	23,774	16,741	21,229	19,310	14,856	13,700	15,681
Research and development	6,672	6,232	4,202	3,860	2,504	2,349	1,907	1,867	1,447	1,059	937	882
General and administrative	14,163	24,457	15,220	15,206	13,750	11,996	10,096	11,984	9,685	8,410	8,138	9,268
Depreciation and amortization	2,256	2,032	1,823	1,723	1,558	1,457	1,400	1,323	1,216	1,159	1,072	1,091
Total administrative expenses	59,647	61,995	46,011	49,451	48,622	39,576	30,144	36,403	31,658	25,484	23,847	26,922
Total operating expenses	75,129	76,743	57,876	61,422	58,884	48,485	38,165	44,684	39,253	31,920	30,212	33,844
Operating income	12,681	582	16,004	28,704	6,234	6,855	10,808	10,538	4,787	4,678	3,094	3,141
Interest expense	(303)	(252)	(170)	(311)	(360)	(343)	(392)	(332)	(342)	(338)	(674)	(2,067)
Net loss on early repayment of debt	—	—	—	—	—	—	—	—	—	—	(4,044)	—
Other income (expense), net	371	(213)	116	34	367	98	19	33	26	39	587	769
Income (loss) before income taxes	12,749	117	15,950	28,427	6,241	6,610	10,435	10,239	4,471	4,379	(1,037)	1,843
Provision (benefit) for income taxes	4,116	(6,081)	5,529	9,839	1,084	2,763	4,489	4,244	1,965	1,689	(444)	783
Net income (loss)	$8,633	$6,198	$10,421	$18,588	$5,157	$3,847	$5,946	$5,995	$2,506	$2,690	$(593)	$1,060

Quarterly Revenues Trends

Excluding changes in quarterly revenues due to seasonal factors, our quarterly revenues increased sequentially for the periods presented due to a combination of factors, including the addition of clients in mature sales offices, as well as contributions from sales offices that are reaching maturity, the addition of new clients in more recently opened sales offices and the sale of additional applications to our existing clients. There are also seasonal factors that affect our revenues. Recurring revenues include revenues relating to the annual processing of payroll forms such as Form W-2 and Form 1099, as well as the processing and filing of ACA-related forms. Because these forms are typically processed in the first quarter of the year, first quarter revenue and margins are generally higher than subsequent quarters. In addition, unscheduled payroll runs at the end of the year often result in increased revenue in the fourth quarter.

Quarterly Expenses Trends

Sales and marketing expenses are generally higher in the fourth and first quarters as sales representatives achieve sales goals throughout the year, resulting in higher commission rates. These sales goals reset annually on February 1.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, which totaled $60.2 million and $50.7 million as of December 31, 2016 and 2015, respectively. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of debt and equity securities and borrowings under our loans. Since inception, we have raised $125.1 million of equity capital, $64.3 million of which was the net proceeds raised in our initial public offering that closed in April 2014. We incurred related party debt as part of corporate reorganizations that occurred in April 2012 and January 2014.  Such debt has since been repaid.  Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, to date, all purchases under our stock repurchase plan have been paid for from available cash and, to the extent we repurchase additional shares in the future, we expect to continue to use cash.

Recent Liquidity Developments

Withholding Shares to Cover Taxes.  During the year ended December 31, 2016, we withheld 302,424 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in an expenditure of $14.4 million in cash and, as such, we subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Stock Repurchase Plan.  On May 26, 2016, we announced that our Board of Directors approved a stock repurchase plan under which we were authorized to purchase (in the aggregate) up to $50 million of our outstanding common stock, par value $0.01 per share, over a 24-month period.  During the year ended December 31, 2016, we repurchased an aggregate of 1.1 million shares of common stock (including shares withheld to satisfy tax withholding obligations, as discussed above) for an aggregate cost of $50.0 million.  On February 8, 2017, we announced that our Board of Directors amended and extended this stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.

Oklahoma City Economic Development Trust Incentive.  In the first quarter of 2016, we entered into a local incentive package with the Oklahoma City Economic Development Trust worth up to approximately $1.2 million, depending on the number of new jobs we create for local employees through 2021 and the average annual salary level for such employees.

2021 Consolidated Loan. As of December 31, 2016, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal balance of $25.0 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis. Further, until amounts under the 2021 Consolidated Loan are repaid, we may not, subject to certain exceptions, (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with certain affiliates or enter into any other transactions with certain affiliates, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt. An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of bankruptcy, reorganization, liquidation or receivership.  As of December 31, 2016, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

2015 Construction Loan and 2023 Term Loan.  On May 13, 2015, we entered into a loan agreement with Kirkpatrick Bank to partially finance the construction of our third headquarters building (the “2015 Construction Loan”).  The 2015 Construction Loan allowed us to borrow a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  On August 1, 2016, we converted the $5.0 million outstanding principal balance of the 2015 Construction Loan into an 84-month term loan (“2023 Term Loan”) with interest payable monthly and accruing at a fixed rate of 3.4% per annum.

At December 31, 2016, the principal balance outstanding on the 2023 Term Loan was $4.9 million.  The 2023 Term Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of the covenants as of December 31, 2016.

2016 Construction Loan.  On August 2, 2016, we entered into a new construction loan with Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and new parking garage (the “2016 Construction Loan”).  As of December 31, 2016, there were no outstanding borrowings under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by profitability, implementation revenues received but deferred, research and development, and our investment in sales and marketing to drive growth. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business, and may use available cash to repurchase shares of our common stock.

As part of our payroll and payroll tax filing services, we collect funds from our clients for federal, state and local employment taxes, which we remit to the appropriate tax agencies. We invest these funds in money market funds, demand deposit accounts, commercial paper and certificates of deposit from which we earn interest income during the period between their receipt and disbursement.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars, and therefore such balance changes from period to period in accordance with the timing of each payroll cycle.

Our cash flows from financing activities are also affected by the extent to which we use available cash to purchase shares of common stock under our stock repurchase plan as well as restricted stock vesting events that may result in the Company paying withholding taxes on behalf of certain employees.

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net cash provided by (used in):	(in thousands)
Operating activities	$98,953	$42,972	$22,337	130%	92%
Investing activities	(205,051)	(52,324)	(219,050)	292%	(76%)
Financing activities	115,542	34,922	208,495	231%	(83%)
Increase in cash and cash equivalents	$9,444	$25,570	$11,782	(63%)	117%

Operating Activities

For the year ended December 31, 2016, net cash provided by operating activities was $99.0 million.  The net cash provided by operating activities resulted primarily from net income of $43.8 million, an adjustment for non-cash stock-based compensation expense of $22.5 million, an adjustment for depreciation and amortization of $13.6 million, an increase in deferred revenue of $10.7 million, a decrease in income taxes, net of $6.1 million, an increase in accrued expenses and other current liabilities of $3.9 million, an increase in accrued payroll and vacation of $1.9 million and a decrease in accounts receivable of $1.0 million, partially offset by an increase in deferred income tax asset, net of $1.8 million and an increase in accounts payable of $1.6 million.

For the year ended December 31, 2015, net cash provided by operating activities was $43.0 million. The net cash provided by operating activities resulted primarily from net income of $20.9 million, an increase in deferred revenue of $9.7 million, an adjustment for depreciation and amortization of $9.4 million, an increase in accrued expenses and other current liabilities of $4.0 million, an increase in accrued commissions and bonuses of $3.6 million and non-cash stock-based compensation expense of $3.0 million, partially offset by an increase in income taxes, net of $5.8 million, an increase in prepaid expenses of $1.6 million and a decrease in deferred income tax liability, net of $1.0 million.

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

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $205.1 million.  The net cash used in investing activities resulted primarily from an increase in funds held for clients of $161.5 million related to the collection of client taxes and $43.8 million of capital expenditures related to investments in property and equipment.

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

For the year ended December 31, 2014, net cash used in investing activities was $219.1 million. The net cash used in investing activities resulted primarily from a $204.8 million increase in funds held for clients related to collection of client taxes and $14.3 million of capital expenditures related to investments in real property, software development and facilities and equipment.

Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities was $115.5 million.  The net cash provided by financing activities primarily resulted from an increase of $161.5 million in client funds obligation related to collection of client taxes, proceeds from the issuance of long-term debt of $5.0 million, partially offset by open-market repurchases of common stock of $35.6 million, withholding taxes paid related to net share settlements of $14.4 million and principal payments on long-term debt of $1.0 million.

For the year ended December 31, 2015, net cash provided by financing activities was $34.9 million.  The net cash provided by financing activities primarily resulted from an increase of $36.1 million in client funds obligation related to collection of client taxes, offset by $1.1 million of principal payments on long-term debt and $0.1 million of payment for debt issuance costs.

For the year ended December 31, 2014, net cash provided by financing activities was $208.5 million. The net cash provided by financing activities resulted primarily from an increase in client funds obligation of $204.8 million related to collection of client taxes, gross proceeds from our initial public offering of $62.8 million and proceeds from the issuance of long-term debt of $6.5 million, which were partially offset by principal payments on long-term debt of $65.7 million.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. We disclose our long-term debt in Note 5 and our commitments and contingencies in Note 11 to our audited consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2016, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period

		Less			More
		than	1-3	3-5	than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations:
2021 Consolidated Loan	$24,950	$934	$1,986	$22,030	—
Interest on 2021 Consolidated Loan	4,944	1,183	2,225	1,536	—
2023 Term Loan	4,874	179	356	378	3,961
Interest on 2023 Term Loan	990	167	315	289	219

Operating lease obligations:
Facilities space	21,229	5,953	10,501	3,666	1,109
Total	$56,987	$8,416	$15,383	$27,899	$5,289

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

Adoption of New Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, which simplified the accounting related to certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized within the income statement when share-based payment awards vest or are settled. In addition, cash flows related to excess tax benefits are not separately classified as a financing activity apart from other income tax cash flows in the statement of cash flows.  This guidance also allows us to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to taxing authorities on an employee’s behalf for withheld shares be presented as a financing activity in the statement of cash flows, and provides an accounting policy election to account for award forfeitures as they occur or continue to estimate forfeitures. We elected to early adopt the new guidance in the third quarter of 2016.  As such, we are required to present any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of our adoption of ASU 2016-09 was the recognition of excess tax benefits in our provision for income taxes of $7.0 million for the year ended December 31, 2016, which otherwise would have been recognized as paid in capital. Early adoption had no impact on retained earnings as of January 1, 2016, or on the comparability of the prior period financial statements as there were no excess tax benefits recognized during 2015. We elected to continue to estimate expected forfeitures to determine the amount of stock compensation cost to be recognized in each period.  The presentation requirements for cash flows related to excess benefits and for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods previously presented in our consolidated statements of cash flows.

We adopted on a retrospective basis the recently issued guidance by the FASB Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires companies with debt issuance costs related to a recognized debt liability to present such issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability.  Our adoption of ASU 2015-03 resulted in a reclassification that decreased deposits and other assets by $0.1 million and decreased net long-term debt, less current portion by $0.1 million on our consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 had no impact on our stockholders’ equity or the results of our operations.

Revenue Recognition

Our total revenues are comprised of recurring revenues, and implementation and other revenues. We recognize revenues in accordance with accounting standards for software and service companies when all of the following criteria have been met:

•	There is persuasive evidence of an arrangement;
•	The service has been or is being provided to the customer;
•	Collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications. These services are rendered during each client’s payroll period with the agreed-upon fee being charged and collected as part of the client’s payroll. Revenues are recognized at time of billing of each client’s payroll period. Collectability is reasonably assured as the fees are collected through ACH as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk. Our implementation and other revenues represent non-refundable conversion fees which are charged to new clients to offset the expense of new client set-up and revenues from sale of time clocks as part of our employee time and attendance services. Because these conversion fees and sale of time clocks relate to our recurring revenues, we have evaluated such arrangements under the accounting guidance that governs multiple element arrangements.

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

For the years ended December 31, 2016, 2015 and 2014, we determined that there was no standalone value associated with the upfront conversion fees as they did not have value to our clients on a standalone basis nor were they offered as an individual service; therefore, the conversion fees were deferred and are recognized ratably over the estimated life of our clients, based on our historical client attrition rate, which we estimate to be ten years. Revenues from the sale of time clocks are recognized when they are delivered.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2016. For the years ended December 31, 2016, 2015 and 2014, there were no indicators of impairment. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2016, 2015 and 2014.

Restricted Common Stock

In connection with a corporate reorganization (the “2014 Reorganization”) completed in anticipation of our initial public offering (“IPO”), on January 1, 2014 we issued 8,121,101 shares of restricted stock (the “2014 Restricted Stock”) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) and 1,148,520 shares of common stock, in each case upon conversion of outstanding incentive units of Paycom Payroll Holdings, LLC (“Holdings”). Vested incentive units were converted to shares of common stock and 2014 Restricted Stock at various conversion ratios that ranged from approximately 1:02 to 1:24. Unvested incentive units were converted to shares of 2014 Restricted Stock at various conversion ratios that ranged from 1:24 to 1:47. The conversion ratios were determined based on the underlying conditions of the pre-conversion incentive units and reflected any pre-existing vesting conditions.

Given the absence of a public trading market for our common stock and incentive units prior to our IPO, and in accordance with the American Institute of Certified Public Accountants (the “AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, our Board of Directors exercised reasonable judgment and considered numerous factors existing at such time in order to determine the best estimate of the fair value of the 2014  Restricted Stock and incentive units, including:

•	Valuation analyses performed by an unrelated third-party specialist (including the application of appropriate valuation techniques and inputs);
•	Characteristics and specific terms of the shares as noted in the equity grant agreements;
•

Value of the shares as determined by the absence of a liquidation value on the date of grant, the ability to participate in our future profits, growth and appreciation and the lack of an exercise price for the shares;

•	Lack of marketability of our common stock;
•	Our historical and actual operating and financial performance;

•	Our stage of development;
•	Revenue and expense projections;
•	Likelihood of achieving a liquidating event (IPO or sale);
•	Market performance of comparable publicly traded companies;
•	Industry factors; and
•	Overall U.S. and global economic and capital market conditions.

We used a Monte Carlo simulation model to value the 2014 Restricted Stock and for restricted stock with market-based vesting conditions issued after our IPO.  Our simulation model requires various subjective assumptions as inputs, including expected life, volatility, risk-free interest rates, and the expected dividend yield. The assumptions used in the simulation model represent our best estimates, which involve inherent uncertainties and the application of our judgment as follows:

•

Risk-free interest rate — For purposes of valuing shares of 2014 Restricted Stock, we determined the risk-free interest rate based on the implied yield available on 5 year U.S. Treasury securities.  For purposes of valuing shares of restricted stock issued following our IPO, we determine the risk-free interest rate based on an implied yield available on U.S. Treasury Securities ranging from 5 to 10 year maturities, with a term equivalent to that of the restricted stock as of the valuation date.

•

Volatility — We determined the volatility input based on the historical volatilities of comparable guideline companies. To determine the comparable guideline companies, we consider cloud-based application providers and select those that are similar to us in nature of services provided. We intend to continue to consistently apply this process using the same or similar public companies until information regarding the volatility of our own pricing changes, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Expected life —The expected life represents the period that the shares of restricted stock are expected to be outstanding. We determined the expected life assumption based on the vesting terms and contractual terms of the restricted stock.

•

Expected dividend yield —We have not paid dividends and therefore apply an expected dividend yield of 0%. Our Board of Directors will determine if and when dividends will be declared and paid in the future based on our financial position at the relevant time.

The FASB Accounting Standards Codification, Section 718-20-53-3 indicates that if the terms and conditions of an existing equity incentive compensation plan are to be modified, then an entity should record additional compensation cost for any incremental value associated with the modification. The incremental compensation cost is measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified. Based on the terms of the 2014 Restricted Stock, we concluded that there was a modification of the existing equity incentive units. Based upon a valuation by an independent third-party, management determined there was no additional compensation cost created in the conversion, as the value of the incentive units given up was less than the value of the 2014 Restricted Stock received. As such, there was no additional compensation recorded.

During the year ended December 31, 2015, we issued an aggregate of 741,931 shares of restricted stock under the LTIP to all of our executive officers and certain employees (the “2015 Restricted Stock”). During the year ended December 31, 2016, we issued (i) an aggregate of 1,575,429 shares of restricted stock under the LTIP to all of our executive officers, certain employees and certain members of our Board of Directors (the “2016 Restricted Stock” and, collectively with the 2014 Restricted Stock and the 2015 Restricted Stock, the “LTIP Stock”).  All shares of LTIP Stock are subject to either time-based or market-based vesting conditions.

The following tables present a summary of the grant-date fair values and related assumptions with respect to shares of LTIP Stock. The grant-date fair values were determined based on the Monte Carlo Simulation model.

Year Ended December 31, 2014
Grant-date fair value of 2014 Restricted Stock	$5.76 - $36.03
Risk-free interest rate	1.02%
Volatility factor	30.0%
Expected life (in years)	3.5

Year Ended December 31, 2015
Grant-date fair value of 2015 Restricted Stock	$21.76 - $33.33
Risk-free interest rate	2.20%
Volatility factor	26.0%
Expected life (in years)	3.6

Year Ended December 31, 2016
Grant-date fair value of 2016 Restricted Stock	$23.15 - $49.34
Risk-free interest rate	1.28% - 1.36%
Volatility factor	21.0% - 23.0%
Expected life (in years)	2.7

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

The following table presents information about the LTIP Stock:

	Number of
	shares of LTIP	Fair value
Grant Date	Stock granted	per share (1)
January 1, 2014	8,121,101	$0.25
July 8, 2015	741,931	$27.65
April 15, 2016	847,928	$27.99
May 2, 2016	5,132	$38.95
October 4, 2016	721,100	$36.96
November 10, 2016	1,269	$39.36
(1)

With respect to shares granted on January 1, 2014, July 8, 2015, April 15, 2016 and October 4, 2016, represents the weighted average fair value per share, taking into account both time-based and market-based vesting conditions.

Shares of 2014 Restricted Stock that were subject to time-based vesting conditions retained substantially the same time-based vesting conditions as the respective tranche of incentive units from which they were converted. The following tables show the vesting schedule for shares of 2014 Restricted Stock outstanding as of December 31, 2016 that are subject to time-based vesting conditions:

Number of Shares of
Year Ending December 31,	LTIP Stock to Vest
2017	570,706
2018	97,541
Total	668,247

The following table shows the vesting schedule for shares of 2015 Restricted Stock and 2016 Restricted Stock outstanding as of December 31, 2016 that are subject to time-based vesting conditions:

Number of Shares of
Year Ending December 31,	LTIP Stock to Vest
2017	132,381
2018	207,347
2019	180,050
2020	126,189
2021	78,420
2022	36,880
Total	761,267

With respect to shares of 2014 Restricted Stock subject to market-based vesting conditions, 50% of such shares vested when the Company’s Total Enterprise Value (as defined in the applicable restricted stock award agreement, “TEV”) reached $1.4 billion on December 1, 2014 and 50% of such shares vested when the Company’s TEV reached $1.8 billion on March 2, 2015. With respect to shares of 2015 Restricted Stock subject to market-based vesting conditions (“2015 Market-Based LTIP Stock”), 50% of such shares vested when the Company’s TEV reached $2.65 billion on August 1, 2016, and the remaining 50% will vest if the Company’s TEV equals or exceeds $3.5 billion.  The TEV threshold for shares of 2016 Restricted Stock subject to market-based vesting conditions (“2016 Market-Based LTIP Stock”) varies depending on the grant date. All shares of 2016 Market-Based LTIP Stock granted on April 15, 2016 vested when the Company’s TEV reached $2.65 billion on July 28, 2016.  Due to differences in the number of shares outstanding at the respective grant dates, which affected the TEV calculation, there was a two trading day gap between the vesting of shares of 2016 Market-Based LTIP Stock and shares of 2015 Market-Based LTIP Stock at the $2.65 billion TEV threshold. The remaining shares of 2016 Market-Based LTIP Stock are subject to TEV vesting thresholds of $3.9 billion and $4.2 billion.

The following table shows the shares of 2015 Market-Based LTIP Stock and 2016 Market-Based LTIP Stock outstanding as of December 31, 2016 and the TEV vesting thresholds with respect to such shares:

Number of Shares of
Total Enterprise Value	LTIP Stock to Vest
$3,500,000,000	231,675
$3,900,000,000	253,375
$4,200,000,000	253,375

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has since issued several additional amendments to this guidance. In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP and on July 9, 2015, the FASB approved the one year deferral.  The effective date of the amended standard will begin in periods beginning after December 15, 2017 and early adoption is permitted but no earlier than for reporting periods beginning after December 31, 2016. The Company has an ongoing project to assess the impact of the standard that has been conducted with the assistance of an international accounting firm. The Company has not fully determined the impact of the new revenue recognition standard on its systems, processes and consolidated financial statements; however, we expect the new standard will have a material impact on the manner in which we account for certain costs to acquire new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to implementation services performed). Generally, as it relates to these types of costs, the provisions of the new standard will result in the deferral of these costs on the consolidated balance sheets and subsequently the amortizing of these costs to the consolidated statements of income over the expected life of our client relationships, which we have determined to be an average of 10 years. The Company is still evaluating whether implementation services contain an implied performance obligation in the form of a material right to the customer and if so, what impact that would have on the recognition of implementation revenues.  We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of 2017 and will complete our implementation process prior to the adoption of this ASU on January 1, 2018.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.”  Under the new guidance, an entity should measure inventory (as defined within the scope of the guidance) at the lower of cost or net realizable value.  The new guidance applies to all inventory except inventory measured using last-in, first-out (LIFO) or the retail inventory method.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Accordingly, the standard is effective for us on January 1, 2017.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in this guidance require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this guidance eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The new guidance is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” The purpose of the guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, though early adoption is permitted.  Full retrospective application is prohibited. We anticipate that the adoption of this accounting standard will materially affect our consolidated balance sheets and may require changes to the system and processes that we use to account for leases. We have not yet made any decision on the timing of adoption or method of adoption with respect to the optional practical expedients.

Non-GAAP Financial Measures

Management uses Adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, net loss on early repayment of debt and certain transaction expenses that are not core to our operations, and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, net loss on early repayment of debt and certain transaction expenses that are not core to our operations, each of which is adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making.  We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.  In addition, Adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes.  Management believes that the non-GAAP measures presented in this Form 10-K, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider Adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income or other consolidated statements of income data prepared in accordance with U.S. GAAP. Adjusted EBITDA and non-GAAP net income may not be comparable to similar titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net Income to Adjusted EBITDA:
Net income	$43,840	$20,945	$5,663
Interest expense	1,036	1,427	3,421
Provision for income taxes	13,403	12,580	3,993
Depreciation and amortization	13,632	9,421	7,162
EBITDA	71,911	44,373	20,239
Non-cash stock-based compensation expense	22,546	3,010	712
Transaction expenses	—	685	2,004
Net loss on early repayment of debt	—	—	4,044
Adjusted EBITDA	$94,457	$48,068	$26,999

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Net Income to non-GAAP net income:
Net income	$43,840	$20,945	$5,663
Non-cash stock-based compensation expense	22,546	3,010	712
Transaction expenses	—	685	2,004
Net loss on early repayment of debt	—	—	4,044
Income tax effect on non-GAAP adjustments	(14,790)	(1,191)	(2,795)
Non-GAAP net income	$51,596	$23,449	$9,628

Earnings per share, basic	$0.76	$0.37	$0.11
Earnings per share, diluted	$0.74	$0.36	$0.11
Non-GAAP net income per share, basic	$0.90	$0.42	$0.19
Non-GAAP net income per share, diluted	$0.87	$0.40	$0.19

Weighted average shares outstanding:
Basic	57,550,204	56,495,170	49,784,154
Diluted	58,968,099	57,919,700	51,857,309

	Year Ended December 31,
	2016	2015	2014
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.76	$0.37	$0.11
Non-cash stock-based compensation expense	0.39	0.06	0.01
Transaction expenses	—	0.01	0.04
Net loss on early repayment of debt	—	—	0.08
Income tax effect on non-GAAP adjustments	(0.25)	(0.02)	(0.05)
Non-GAAP net income per share, basic	$0.90	$0.42	$0.19

	Year Ended December 31,
	2016	2015	2014
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.74	$0.36	$0.11
Non-cash stock-based compensation expense	0.38	0.05	0.01
Transaction expenses	—	0.01	0.04
Net loss on early repayment of debt	—	—	0.08
Income tax effect on non-GAAP adjustments	(0.25)	(0.02)	(0.05)
Non-GAAP net income per share, diluted	$0.87	$0.40	$0.19

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $60.2 million as of December 31, 2016. We consider all highly liquid instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. We also invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

Our investments are subject to market risk due to changes in interest rates. The market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition with respect to our cash equivalents.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paycom Software, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 21, 2017

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$60,158	$50,714
Accounts receivable	1,339	2,354
Prepaid expenses	4,475	3,531
Inventory	675	1,093
Income tax receivable	692	6,743
Current assets before funds held for clients	67,339	64,435
Funds held for clients	858,244	696,703
Total current assets	925,583	761,138
Property and equipment, net	96,848	58,858
Deposits and other assets	1,215	1,286
Goodwill	51,889	51,889
Intangible assets, net	1,871	3,484
Deferred income tax assets, net	1,207	—
Total assets	$1,078,613	$876,655
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,737	$4,899
Accrued commissions and bonuses	8,003	8,687
Accrued payroll and vacation	4,769	2,898
Deferred revenue	5,230	3,726
Current portion of long-term debt	1,113	886
Accrued expenses and other current liabilities	17,798	9,735
Current liabilities before client funds obligation	40,650	30,831
Client funds obligation	858,244	696,703
Total current liabilities	898,894	727,534
Deferred income tax liabilities, net	-	641
Long-term deferred revenue	34,481	25,310
Net long-term debt, less current portion	28,711	24,856
Total long-term liabilities	63,192	50,807
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 58,453,283 and 57,119,873 shares issued at December 31, 2016 and 2015, respectively; 57,331,022 and 57,119,873 shares outstanding at December 31, 2016 and 2015, respectively)	585	571
Additional paid in capital	95,452	71,135
Retained earnings	70,448	26,608
Treasury stock, at cost (1,122,261 and 0 shares at December 31, 2016 and 2015, respectively)	(49,958)	—
Total stockholders' equity	116,527	98,314
Total liabilities and stockholders' equity	$1,078,613	$876,655

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Recurring	$323,548	$219,987	$148,207
Implementation and other	5,593	4,666	2,722
Total revenues	329,141	224,653	150,929
Cost of revenues
Operating expenses	48,268	31,790	24,694
Depreciation and amortization	5,798	3,683	2,624
Total cost of revenues	54,066	35,473	27,318
Administrative expenses
Sales and marketing	119,258	92,554	63,547
Research and development	20,966	8,627	4,325
General and administrative	69,046	47,826	35,501
Depreciation and amortization	7,834	5,738	4,538
Total administrative expenses	217,104	154,745	107,911
Total operating expenses	271,170	190,218	135,229
Operating income	57,971	34,435	15,700
Interest expense	(1,036)	(1,427)	(3,421)
Net loss on early repayment of debt	—	—	(4,044)
Other income, net	308	517	1,421
Income before income taxes	57,243	33,525	9,656
Provision for income taxes	13,403	12,580	3,993
Net income	$43,840	$20,945	$5,663

Earnings per share, basic	$0.76	$0.37	$0.11
Earnings per share, diluted	$0.74	$0.36	$0.11

Weighted average shares outstanding:
Basic	57,550,204	56,495,170	49,784,154
Diluted	58,968,099	57,919,700	51,857,309

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional	(Accumulated Deficit)	Non-controlling	Treasury Stock		Total
	Shares	Amount	Paid in Capital	Retained Earnings	Interest	Shares	Amount	Stockholders' Equity

Balances at December 31, 2013	45,708,573	$457	$33,978	$(29,349)	$(3)	—	$—	$5,083
Acquisition of CP IV Blocker under the 2014 Reorganization	—	—	—	—	3	—	—	3
Reclassification of accumulated deficit to additional paid in capital under the 2014 Reorganization	—	—	(29,349)	29,349	—	—	—	—
Incentive units converted to common and restricted stock	3,517,327	35	(35)	—	—	—	—	—
Initial public offering, net	4,606,882	46	62,810	—	—	—	—	62,856
Stock-based compensation	—		716		—	—	—	716
Capital impact of the 2014 Reorganization	—	—	(183)	—	—	—	—	(183)
Net income	—	—	—	5,663	—	—	—	5,663
Balances at December 31, 2014	53,832,782	$538	$67,937	$5,663	—	—	$—	$74,138
Vesting of restricted stock	3,287,091	33	(33)	—	—	—	—	—
Stock-based compensation	—	—	3,231	—	—	—	—	3,231
Net income	—	—	—	20,945	—	—	—	20,945
Balances at December 31, 2015	57,119,873	$571	$71,135	$26,608	—	—	$—	$98,314
Vesting of restricted stock	1,333,410	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	24,331	—	—	—	—	24,331
Repurchases of common stock	—	—	—	—	—	1,122,261	(49,958)	(49,958)
Net income	—	—	—	43,840	—	—	—	43,840
Balances at December 31, 2016	58,453,283	$585	$95,452	$70,448	—	1,122,261	$(49,958)	$116,527

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$43,840	$20,945	$5,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,632	9,421	7,162
(Gain)/loss on disposition of property and equipment	(64)	15	—
Amortization of debt discount and debt issuance costs	124	157	133
Write off of debt discount, net	—	—	4,051
Stock-based compensation expense	22,471	3,219	712
Net change in derivative liability	—	—	(1,107)
Deferred income taxes, net	(1,848)	(1,021)	2,259
Changes in operating assets and liabilities:
Accounts receivable	1,015	440	(1,089)
Prepaid expenses	(944)	(1,579)	(465)
Inventory	418	(224)	267
Deposits and other assets	71	(810)	(232)
Accounts payable	(1,571)	(431)	(2,386)
Income taxes, net	6,051	(5,808)	(122)
Accrued commissions and bonuses	(684)	3,607	1,482
Accrued payroll and vacation	1,871	1,316	(1,505)
Deferred revenue	10,675	9,699	6,765
Accrued expenses and other current liabilities	3,896	4,026	749
Net cash provided by operating activities	98,953	42,972	22,337
Cash flows from investing activities:
Increase in funds held for clients	(161,541)	(36,146)	(204,778)
Decrease (increase) in restricted cash	—	371	(2)
Purchases of property and equipment	(43,805)	(16,549)	(14,270)
Proceeds from sale of property and equipment	295	—	—
Net cash used in investing activities	(205,051)	(52,324)	(219,050)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,000	—	6,538
Repurchases of common stock	(35,561)	—	—
Withholding taxes paid related to net share settlements	(14,396)	—	—
Principal payments on long-term debt	(964)	(1,118)	(65,650)
Increase in client funds obligation	161,541	36,146	204,778
Proceeds from initial public offering, net of offering costs	—	—	62,840
Payment of debt issuance costs	(78)	(106)	(11)
Net cash provided by financing activities	115,542	34,922	208,495
Net increase in cash and cash equivalents	9,444	25,570	11,782
Cash and cash equivalents
Beginning of year	50,714	25,144	13,362
End of year	$60,158	$50,714	$25,144
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$938	$1,271	$3,482
Cash paid for income taxes	$9,323	$19,205	$2,013
Noncash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$4,651	$1,613	$408
Stock-based compensation for capitalized software	$1,784	$220	$4

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Initial Public Offering

On April 21, 2014, we completed our initial public offering (“IPO”) whereby an aggregate of 7,641,750 shares of our common stock were sold to the public (consisting of 4,606,882 shares of common stock issued and sold by us and 3,034,868 shares of common stock sold by certain selling stockholders) at a public offering price of $15.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds we received from the offering were $69.1 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds we received totaled approximately $62.8 million. We used all of the net proceeds from the IPO, together with approximately $3.3 million from existing cash, for the repayment in full of the 2017 Note and the 10% Senior Note due 2022 payable to WCAS Capital Partners IV, L.P. (“WCAS Capital IV”).

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for the fair presentation for the periods presented.  Such adjustments are of a normal recurring nature.  In addition to the normal adjustments, on the consolidated statement of cash flows for the year ended December 31, 2015, we combined the accounts of “stock-based compensation expense” and “employee stock purchase plan compensation expense” in order to conform to the current period presentation.

Adoption of New Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified the accounting related to certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recognized within the income statement when share-based payment awards vest or are settled. In addition, cash flows related to excess tax benefits are not separately classified as a financing activity apart from other income tax cash flows in the statement of cash flows.  This guidance also allows us to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to taxing authorities on an employee’s behalf for withheld shares be presented as a financing activity in the statement of cash flows, and provides an accounting policy election to account for award forfeitures as they occur or continue to estimate forfeitures. We elected to early adopt the new guidance in the third quarter of 2016.  As such, we are required to present any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption, although there were no such adjustments necessary in our consolidated financial statements until the quarter ended September 30, 2016. The primary impact of our adoption of ASU 2016-09 was the recognition of excess tax benefits in our provision for income taxes of $7.0 million for the year ended December 31, 2016, which otherwise would have been recognized as paid in capital. Early adoption had no impact on retained earnings as of January 1, 2016, or on the comparability of the prior period financial statements as there were no excess tax benefits recognized during 2015. We elected to continue to estimate expected forfeitures to determine the amount of stock compensation cost to be recognized in each period.  The presentation requirements for cash flows related to excess benefits and for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods previously presented in our consolidated statements of cash flows.

We adopted on a retrospective basis the recently issued guidance by the FASB Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires companies with debt issuance costs related to a recognized debt liability to present such issuance costs in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability.  Our adoption of ASU 2015-03 resulted in a reclassification that decreased deposits and other assets by $0.1 million and decreased net long-term debt, less current

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

portion by $0.1 million on our consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 had no impact on our stockholders’ equity or the results of our operations.

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is also the chief executive officer in deciding how to allocate resources and assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the consolidated level. As we operate in one operating segment, all required financial segment information is presented in the consolidated financial statements.

Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. We maintain cash and cash equivalents in demand deposit accounts, money market funds, and certificates of deposit, which may not be federally insured. The fair value of our cash and cash equivalents approximates carrying value. We have not experienced any losses in such accounts and do not believe there is exposure to any significant credit risk on such accounts.

Accounts Receivable

We generally collect revenues from our clients through an automatic deduction from the clients’ bank accounts at the time payroll processing occurs. Accounts receivable on our consolidated balance sheets consists primarily of revenue fees related to the last day of the year, which are collected on the following business day. As accounts receivable are collected via automatic deduction on the following business day, the Company has not recorded an allowance for doubtful accounts.

Inventory

Our inventory consists of two types of time clocks, and related clock attachments, sold to clients as part of our time and attendance services and are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) cost method.

Time clocks are purchased as finished goods from a third party and as such we do not have any inventory classified as raw materials or work in process inventory. Rental clocks are issued to clients under month-to-month operating leases and are classified as property and equipment. We retain inventory in certain lines primarily as replacements for those clients who use the various clocks and have determined that no write-down for obsolete items was required based on inventory turnover and our historical experience during the years ended December 31, 2016, 2015 and 2014.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows:

Furniture, fixtures and equipment	5 years
Computer equipment	3 years
Software and capitalized software	3 years
Buildings	30 years
Leasehold improvements	3 - 5 years
Rental clocks	5 years
Vehicles	3 years

Our leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Costs incurred during construction of long-lived assets are recorded as construction in progress and are not depreciated until the asset is placed in service.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

We capitalize interest costs incurred related to construction in progress. For the years ended December 31, 2016, 2015 and 2014, we incurred interest costs of $1.3 million, $1.3 million and $3.7 million, respectively. For the years ended December 31, 2016, 2015 and 2014, interest expense of $0.4 million, less than $0.1 million and $0.4 million, respectively, was capitalized.

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

The total capitalized payroll costs related to internal use computer software projects was $8.8 million and $4.3 million as of December 31, 2016 and 2015, respectively, which have been included in property and equipment. Amortization expense related to capitalized software costs of $3.6 million, $1.8 million and $0.9 million was charged to expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but is instead tested for impairment annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2016. For the years ended December 31, 2016, 2015 and 2014, there were no indicators of impairment. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with finite lives, for the years ended December 31, 2016, 2015 and 2014.

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing application, we (i) collect client funds to satisfy their respective federal, state and local employment tax obligations, (ii) remit such funds to the appropriate taxing authorities and accounts designated by our clients, and (iii) manage client tax filings and any related correspondence with taxing authorities.  Amounts collected by us from clients for their federal, state and local employment taxes are invested and earn interest during the interval between receipt and disbursement.

These investments are shown in the consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation.  The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients.  The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of April 1, 2016, the interest income earned on funds held for clients is recorded in recurring revenues.  Prior to April 1, 2016, the interest income earned on these funds was recorded in other income, net in the consolidated statements of income.

As of December 31, 2016, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit and classified as a current asset in the accompanying balance sheets, as these funds are held solely to satisfy the client funds obligation.  As of December 31, 2015 and 2014, the funds held for clients were invested in the same investments, other than commercial paper.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Stock Repurchase Plan

On May 26, 2016, we announced that our Board of Directors approved a stock repurchase plan under which we were authorized to purchase (in the aggregate) up to $50.0 million of our issued and outstanding common stock, par value $0.01 per share, over a 24-month period.  On February 8, 2017, we announced that our Board of Directors amended and extended this stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.  During the year ended December 31, 2016, we repurchased an aggregate of 1,122,261 shares of our common stock at an average cost of $44.52 per share, including 302,424 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.

Revenue Recognition

Our total revenue is comprised of recurring revenues and implementation and other revenues. We recognize revenues in accordance with accounting standards for software and service companies when all of the following criteria have been met:

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

Implementation and other

Implementation and other revenues represent non-refundable conversion fees which are charged to new clients to offset the expense of new client set-up and revenues from the sale of time clocks as part of our employee time and attendance services. Because these conversion fees and sale of time clocks relate to our recurring revenues, we have evaluated such arrangements under the accounting guidance that governs multiple element arrangements.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists, and if not it would be based on our best estimate of selling price.

For the years ended December 31, 2016, 2015 and 2014, we have determined that there is no stand-alone value associated with the upfront conversion fees as they do not have value to our clients on a stand-alone basis nor are they offered as an individual service; therefore, the conversion fees are deferred and recognized ratably over the estimated life of our clients, which we have estimated to be ten years.

For the years ended December 31, 2016, 2015, and 2014, we have determined that the revenues from the employee time and attendance services, and the revenues from the sale of time clocks as part of our time and attendance services, have VSOE of selling price as they are sold on a stand-alone basis. Revenue is therefore recognized for the respective deliverables as they are delivered.

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2016, 2015 and 2014 were $4.9 million, $3.6 million and $4.2 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are shown on a net basis, and as such, excluded from revenues. For the years ended December 31, 2016, 2015 and 2014, sales taxes collected and remitted were $4.3 million, $3.7 million and $3.0 million, respectively.

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

Employee Stock Purchase Plan

An award issued under the Paycom Software, Inc., Employee Stock Purchase Plan (the “ESPP”) is classified as a share-based liability and recorded at the fair value of the award.  Expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

We file income tax returns in the United States and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that would not meet this threshold. Our policy is to record interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. We are not aware of any open income tax examinations as of December 31, 2016. However, the tax years 2007 through 2016 remain open to examination for federal income tax purposes and by other major taxing jurisdictions.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606).”  This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has since issued several additional amendments to this guidance. In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP and on July 9, 2015, the FASB approved the one year deferral.  The effective date of the amended standard will begin in periods beginning after December 15, 2017 and early adoption is permitted but no earlier than for reporting periods beginning after December 31, 2016. The Company has an ongoing project to assess the impact of the standard that has been conducted with the assistance of an international accounting firm. The Company has not fully determined the impact of the new revenue recognition standard on its systems, processes and consolidated financial statements; however, we expect the new standard will have a material impact on the manner in which we account for certain costs to acquire new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to implementation services performed). Generally, as it relates to these types of costs, the provisions of the new standard will result in the deferral of these costs on the consolidated balance sheets and subsequently the amortizing of these costs to the consolidated statements of income over the expected life of our client relationships, which we have determined to be an average of 10 years. The Company is still evaluating whether implementation services contain an implied performance obligation in the form of a material right to the customer and if so, what impact that would have on the recognition of implementation revenues.  We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of 2017 and will complete our implementation process prior to the adoption of this ASU on January 1, 2018.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.”  Under the new guidance, an entity should measure inventory (as defined within the scope of the guidance) at the lower of cost or net realizable value.  The new guidance applies to all inventory except inventory measured using last-in, first-out (LIFO) or the retail inventory method.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Accordingly, the standard is effective for us on January 1, 2017.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in this guidance require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this guidance eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The new guidance is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  The purpose of the guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, though early adoption is permitted.  Full retrospective application is prohibited. We anticipate that the adoption of this accounting standard will materially affect our consolidated balance sheets and may require changes to the system and processes that we use to account for leases. We have not yet made any decision on the timing of adoption or method of adoption with respect to the optional practical expedients.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

3.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015
Property and equipment
Buildings	$48,250	$28,154
Software and capitalized software costs	23,879	13,959
Computer equipment	18,987	11,346
Rental clocks	10,669	8,750
Furniture, fixtures and equipment	6,695	5,464
Leasehold improvements	680	358
Vehicles	—	421
	109,160	68,452
Less: accumulated depreciation and amortization	(35,833)	(24,894)
	73,327	43,558
Land	8,993	8,993
Construction in progress	14,528	6,307
Property and equipment, net	$96,848	$58,858

Included in the construction in progress balance at December 31, 2016 and 2015 is $1.1 and $0.4 million in retainage, respectively.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their useful estimated lives.

Depreciation and amortization expense for property and equipment, net was $12.0 million, $7.8 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

We had goodwill of $51.9 million as of December 31, 2016 and 2015. We performed the required impairment tests of goodwill as of June 30 for the years ended December 31, 2016, 2015 and 2014 including an assessment of whether or not indicators of impairment were present and determined there was no impairment for each of those years then ended.

All of the intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets are as follows (dollars in thousands):

	December 31, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	0.5	$13,997	$(13,297)	$700
Trade name	5.5	3,194	(2,023)	1,171
Total		$17,191	$(15,320)	$1,871

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

	December 31, 2015
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	1.5	$13,997	$(11,897)	$2,100
Trade name	6.5	3,194	(1,810)	1,384
Total		$17,191	$(13,707)	$3,484

The weighted average remaining useful life of the intangible assets was 3.6 years as of December 31, 2016. Amortization of intangible assets for each of the years ended December 31, 2016, 2015 and 2014 was $1.6 million.

Estimated amortization expense for our existing intangible assets for the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amortization
2017	$913
2018	213
2019	213
2020	213
2021	213
Thereafter	106
Total	$1,871

5.	LONG-TERM DEBT

Our long-term debt consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015
Term note to bank due May 30, 2021	$24,950	$25,742
Term note to bank due August 31, 2023	4,874	—
Total long-term debt (including current portion)	29,824	25,742
Less: Current portion	(1,113)	(886)
Total long-term debt, net	$28,711	$24,856

As of December 31, 2016, our indebtedness consisted of (i) a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”), (ii) an 84-month term loan from Kirkpatrick Bank (the “2023 Term Loan”), which we obtained by converting the $5.0 million outstanding principal balance of a construction loan that was used to partially finance the construction of our third headquarters building (the “2015 Construction Loan”), and (iii) a new construction loan from Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and new parking garage (the “2016 Construction Loan”).

The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum.  The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis.  We were in compliance with all of these covenants as of December 31, 2016.

We entered into the 2015 Construction Loan with Kirkpatrick Bank on May 3, 2015 and converted the outstanding principal balance into the 2023 Term Loan on August 1, 2016.  The 2015 Construction Loan allowed us to borrow a maximum aggregate

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  The 2023 Term Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  Interest on the 2023 Term Loan is payable monthly and accrues at a fixed rate of 3.4% per annum.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of these covenants as of December 31, 2016.

We entered into the 2016 Construction Loan with Kirkpatrick Bank on August 2, 2016.  As of December 31, 2016, there were no outstanding borrowings under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted into an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

As of December 31, 2016 and December 31, 2015, the carrying value of our total long-term debt, including current portion, was $29.8 million and $25.7 million, respectively, which approximated its fair value as of both dates. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2016 are as follows (dollars in thousands):

Year Ending December 31,
2017	$1,113
2018	1,144
2019	1,198
2020	1,253
2021	21,155
Thereafter	3,961
Total	$29,824

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $3.5 million, $2.4 and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to IRS limits. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  During the year ended December 31, 2016, eligible employees purchased 110,658 shares of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.6 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.   There was no compensation expense related to the ESPP for the year ended December 31, 2014.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

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

We did not have any financial instruments that are measured on a recurring basis for the years ended December 31, 2016, 2015 or 2014.

The following table summarizes the change in fair value of our Level 3 financial instruments for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	2016	2015	2014
Balance, beginning of year	$—	$—	$1,107
Issuances	—	—	—
Change in fair value of derivative liability	—	—	(635)
Gain on the extinguishment of derivative liability	—	—	(472)
Balance, end of year	$—	$—	$—

Total change of the derivative liability recognized as other income, net in the consolidated statements of income was $1.1 million for the year ended December 31, 2014.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted net earnings per share (dollars in thousands, except share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$43,840	$20,945	$5,663
Less: income allocable to participating securities	(333)	(270)	—
Income allocable to common shares	$43,507	$20,675	$5,663
Add back: undistributed earnings allocable to participating securities	333	270	—
Less: undistributed earnings reallocated to participating securities	(333)	(264)	—
Numerator for diluted earnings per share	$43,507	$20,681	$5,663
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455	49,002,809
Weighted average common shares repurchased	(286,699)	—	—
Adjustment for vested restricted stock	7,521,448	6,179,715	781,345
Shares for calculating basic earnings per share	57,550,204	56,495,170	49,784,154
Dilutive effect of unvested restricted stock	1,417,895	1,424,530	2,073,155
Shares for calculating diluted earnings per share	58,968,099	57,919,700	51,857,309
Earnings per share:
Basic	$0.76	$0.37	$0.11
Diluted	$0.74	$0.36	$0.11

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On January 1, 2014, we issued restricted shares of common stock (“2014 Restricted Stock”) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that were subject to either time-based vesting conditions or market-based vesting conditions.  Shares of 2014 Restricted Stock with time-based vesting conditions vest based on various schedules through 2018.  The market-based vesting conditions were based on our total enterprise value exceeding certain specified thresholds.  Compensation expense related to the issuance of 2014 Restricted Stock with time-based vesting conditions was measured based on the fair value of the award on the grant date and is recognized over the requisite service period on a straight-line basis.  Compensation expense relating to the issuance of 2014 Restricted Stock with market-based vesting conditions was measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based on the probability that the vesting conditions would be met.  For 2014 Restricted Stock with market-based vesting conditions, 50% of the shares vested upon reaching a Total Enterprise Value (as defined in the applicable restricted stock award agreement, “TEV”) of $1.4 billion on December 1, 2014 and the remaining 50% of the shares vested upon reaching a TEV of $1.8 billion on March 2, 2015.  Our total compensation expense related to 2014 Restricted Stock for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.4 million and $0.7 million, respectively.

There was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of 2014 Restricted Stock with time-based vesting conditions outstanding as of December 31, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years as of December 31, 2016.

On July 8, 2015, we issued an aggregate of 741,931 restricted shares of common stock under the LTIP (“2015 Restricted Stock”) to each of our executive officers and certain non-executive employees.  On April 15, 2016, we issued an aggregate of 847,928     restricted shares of common stock under the LTIP (“April 2016 Restricted Stock”) to each of our executive officers and certain non-executive employees.  On October 4, 2016, we issued an aggregate of 721,100 restricted shares of common stock under the LTIP (“October 2016 Restricted Stock”) to each of our executive officers and certain non-executive employees.  On May 2, 2016 and November 10, 2016, we issued an aggregate of 5,132 and 1,269 restricted shares of common stock, respectively, under the LTIP to certain members of our Board of Directors (“2016 Director Restricted Stock” and, collectively with all shares of 2015 Restricted Stock, April 2016 Restricted Stock and October 2016 Restricted Stock, the “Post-IPO Restricted Stock”).  Certain shares of Post-IPO Restricted Stock are subject to market-based vesting conditions and certain shares of Post-IPO Restricted Stock (including all shares

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

of 2016 Director Restricted Stock) are subject to time-based vesting conditions.  Shares of Post-IPO Restricted Stock subject to time-based vesting conditions will vest over periods ranging from approximately one to six years.  Shares subject to market-based vesting conditions have vested when, or will vest if, the Company’s TEV equals or exceeds certain predetermined thresholds.  All shares of April 2016 Restricted Stock with market-based vesting conditions vested on July 28, 2016, when the Company’s TEV reached $2.65 billion.  With respect to shares of 2015 Restricted Stock with market-based vesting conditions, 50% of the shares vested on August 1, 2016, when the Company’s TEV reached $2.65 billion, and the remaining 50% of the shares will vest if the Company’s TEV equals or exceeds $3.5 billion.  There was a two-trading-day gap between the vesting of April 2016 Restricted Stock and the applicable portion of the 2015 Restricted Stock when the Company’s TEV reached $2.65 billion due to differences in the number of shares outstanding at the respective grant dates, which affected the TEV calculations.  With respect to shares of October 2016 Restricted Stock subject to market-based vesting conditions, 50% of the shares will vest if the Company’s TEV equals or exceeds $3.9 billion and 50% of the shares will vest if the Company’s TEV equals or exceeds $4.2 billion.  Shares of October 2016 Restricted Stock subject to market-based vesting conditions will be forfeited if they do not vest within six years of the date of grant while the remaining shares of 2015 Restricted Stock subject to market-based vesting conditions are eligible for vesting indefinitely.

The following table presents a summary of the grant-date fair values of Post-IPO Restricted Stock granted during the years ended December 31, 2016 and 2015 and the related assumptions:

Years Ended December 31,	2016	2015
Grant-date fair value of restricted stock	$23.15 - $49.34	$21.76 - $33.33
Risk-free interest rates (based on U.S. Treasury Securities from 5 to 10 years maturity)	1.28% - 1.36%	2.2%
Estimated volatility	21.0% - 23.0%	26.0%
Expected life (in years)	2.7	3.6
Dividend yield	0%	0%

Compensation expense for the shares of Post-IPO Restricted Stock with time-based vesting conditions was measured based on the fair value of the underlying shares on the grant date (which was equal to the closing price of our common stock on such grant date) and will be recognized over the requisite service periods on a straight-line basis.  Compensation expense for shares of Post-IPO Restricted Stock with market-based vesting conditions was measured based on the fair value of the underlying shares on the grant date, which ranged from $21.76 to $33.62.  The fair value of each share of Post-IPO Restricted Stock with market-based vesting conditions was estimated on the grant date using a Monte Carlo simulation model.  This model considers a range of assumptions related to volatility, risk-free interest rate, expected life and expected dividend yield.  Expected volatilities used in the model are based on historical volatilities of comparable guideline companies until a sufficient trading history in our common stock exists.  We are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest.

The Company recognized $9.9 million of compensation cost in connection with the vesting of 490,700 shares of April 2016 Restricted Stock on July 28, 2016 and $3.8 million of compensation cost in connection with the vesting of 234,350 shares of 2015 Restricted Stock on August 1, 2016. To satisfy tax withholding obligations with respect to the delivery of vested shares to certain employees, the Company withheld 199,128 shares of April 2016 Restricted Stock that vested on July 28, 2016 and 90,703 shares of 2015 Restricted Stock that vested on August 1, 2016, as well as 12,593 of the 37,047 shares of 2015 Restricted Stock with time-based vesting conditions that vested on July 8, 2016. All shares withheld to satisfy tax withholding obligations are held as treasury stock.

Our total compensation expense related to Post-IPO Restricted Stock was $22.4 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively.  There was $39.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of Post-IPO Restricted Stock outstanding as of December 31, 2016.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years as of December 31, 2016.

We capitalized stock-based compensation costs related to software developed for internal use of $1.8 million, $0.2 million and $4 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following table presents non-cash stock-based compensation expense resulting from employee restricted common stock agreements and is presented in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Years Ended December 31,	2016	2015	2014
Operating expense	$2,217	$235	$32
Sales and marketing	3,656	559	166
Research and development	836	104	16
General and administrative	15,837	2,112	498
Total non-cash stock-based compensation expense	$22,546	$3,010	$712

The following table presents a summary of the activity related to restricted stock for the years ended December 31, 2016 and 2015:

Year ended December 31, 2015	Number of shares	Weighted average grant- date fair value (in dollars)
Unvested shares of restricted stock outstanding at January 1, 2015	4,540,020	$0.24
2015 Restricted Stock granted	741,931	27.65
2014 Restricted Stock vested	(3,287,091)	0.20
2015 Restricted Stock forfeited	(7,805)	30.95
2014 Restricted Stock forfeited	(7,215)	0.48
Unvested shares of restricted stock outstanding at December 31, 2015	1,979,840	10.45
2016 Restricted Stock granted	1,575,429	32.14
2016 Restricted Stock vested	(490,700)	23.15
2015 Restricted Stock vested	(271,397)	28.07
2014 Restricted Stock vested	(571,313)	0.31
2016 Restricted Stock forfeited	(25,317)	36.11
2015 Restricted Stock forfeited	(22,449)	29.43
2014 Restricted Stock forfeited	(6,154)	0.54
Unvested shares of restricted stock outstanding at December 31, 2016	2,167,939	$23.33

10.	RELATED-PARTY TRANSACTIONS

We paid rent on our Dallas office space in the amounts of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Dallas office building is owned by 417 Oakbend, LP, a Texas limited partnership. Our Chief Sales Officer owned a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP but sold his interest in 2016.

In accordance with the terms of the Registration Rights Agreement dated as of December 30, 2013, we paid $1.4 million of registration expenses and related legal fees on behalf of certain related parties in connection with the underwritten secondary offerings in May, September and November 2015.  The Company’s Audit Committee approved the payment of such expenses and fees with respect to related parties.

11.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Incentive Plan

On May 2, 2016, our stockholders approved the Paycom Software, Inc. Annual Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for payment of incentive compensation that is not subject to certain federal income tax deduction limitations.  Participation in the Incentive Plan is limited to certain of our employees designated by the Compensation Committee of the Board of Directors.

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2017 to 2023. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of December 31, 2016 and 2015, we had $1.1 million and $0.8 million, respectively, recorded as a liability for deferred rent.

Future annual minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2016 were as follows (dollars in thousands):

Year Ending December 31,
2017	$5,953
2018	5,675
2019	4,826
2020	2,565
2021	1,101
Thereafter	1,109
Total minimum lease payments	$21,229

Rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $4.4 million and $3.4 million, respectively.

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

12.	INCOME TAXES

The items comprising income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision for current income taxes
Federal	$12,207	$11,308	$1,330
State	3,044	2,292	388
Total provision for current income taxes	15,251	13,600	1,718
Provision (benefit) for deferred income taxes, net
Federal	(1,476)	(1,109)	2,114
State	(372)	89	161
Total provision (benefit) for deferred income taxes, net	(1,848)	(1,020)	2,275
Total provision for income taxes	$13,403	$12,580	$3,993

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax rate	35%	35%	34%
Increase(decrease) resulting from:
State income taxes, net of Federal income tax benefit	4%	4%	4%
Nondeductible expenses	1%	3%	4%
Research credit, Federal benefit	(2%)	(1%)	0%
Section 199 - Qualified production activities	(2%)	(3%)	0%
Stock-based compensation	(12%)	0%	0%
Other	(1%)	0%	(1%)
Effective income tax rate	23%	38%	41%

Our effective income tax rate was 23% and 38% for the years ended December 31, 2016 and 2015, respectively.  The lower effective income tax rate for the year ended December 31, 2016 primarily resulted from the recognition of excess tax benefits from share-based payment awards due to the Company’s adoption of ASU 2016-09.  See Note 2 under Adoption of New Pronouncements for further discussion of ASU 2016-09.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of our deferred tax assets and liabilities were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015
Deferred income tax assets (liabilities):
Stock-based compensation	$2,658	$1,035
Investment in Paycom Payroll Holdings, LLC	(1,487)	(1,676)
Net operating losses	36	—
Noncurrent deferred income tax assets (liabilities), net	$1,207	$(641)

In November 2015, the FASB issued ASU 2015-17 which we elected to early adopt on a retrospective basis. Previous to the issuance of ASU 2015-17, U.S. GAAP required an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. To simplify the presentation of deferred income taxes, this guidance requires that deferred tax assets and liabilities be classified as noncurrent.

At December 31, 2016, we had net operating loss carryforwards for state income tax purposes of approximately $36 thousand which are available to offset future state taxable income that begin expiring in 2030.

At December 31, 2016 and 2015, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. Our 2007 through 2016 U.S. federal and state income tax returns remain open to examination by tax authorities, due to the usage of net operating loss carryovers.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

13.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth selected quarterly statements of income data for the periods indicated (dollars in thousands, except share and per share amounts):

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$87,810	$77,325	$73,880	$90,126
Operating income	12,681	582	16,004	28,704
Net income	8,633	6,198	10,421	18,588
Earnings per share, basic	$0.15	$0.11	$0.18	$0.32
Earnings per share, diluted	$0.15	$0.10	$0.18	$0.31
Weighted average shares outstanding:
Basic	57,652,531	57,819,734	57,591,556	57,132,909
Diluted	58,882,966	58,907,281	58,697,229	58,362,040

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$65,118	$55,340	$48,973	$55,222
Operating income	6,234	6,855	10,808	10,538
Net income	5,157	3,847	5,946	5,995
Earnings per share, basic	$0.09	$0.07	$0.10	$0.11
Earnings per share, diluted	$0.09	$0.07	$0.10	$0.11
Weighted average shares outstanding:
Basic	57,109,987	57,050,684	57,038,021	54,749,951
Diluted	58,365,587	58,367,830	58,369,083	56,562,661

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 21, 2017

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

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income, Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows, Years Ended December 31, 2016, 2015 and 2014

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

4.10

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Scully Family Charitable Foundation, dated as of December 2, 2015 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 22, 2016).

Exhibit No.	Description

10.1+

Form of Indemnification Agreement between Paycom Software, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.2+

Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.2.1

Form of Restricted Stock Award Agreement (Post-IPO) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.2.2

Form of Restricted Stock Award Agreement for Non-Executives (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.2.3+

Form of Restricted Stock Award Agreement for Executives with Employment Agreements (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.2.4+

Form of Restricted Stock Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.2.5+

Form of Incentive Stock Option Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015, filed with the SEC on March 30, 2015).

10.2.6+

Form of Nonqualified Stock Option Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2015, filed with the SEC on March 30, 2015).

10.2.7+

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.2.8+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.2.9

Form of Time and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.2.10

Form of Time Delayed and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.2.11

Form of Time-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015).

10.2.12+

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

10.2.13+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

10.2.14

Form of Time and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

10.2.15

Form of Time-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016).

10.2.16+

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved October 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2016, filed with the SEC on October 6, 2016).

Exhibit No.	Description

10.2.17+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved October 4, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 4, 2016, filed with the SEC on October 6, 2016).

10.2.18

Form of Time and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved October 4, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 4, 2016, filed with the SEC on October 6, 2016).

10.3+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Chad Richison, dated December 30, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.4+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Craig E. Boelte, dated December 30, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.5+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Jeffrey D. York, dated December 30, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.6+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and William X. Kerber III, dated December 30, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.7+	Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.8	Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.9

Consolidated, Amended and Restated Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).

10.9.1

First Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.9.2

Second Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.9.3

4.75% Consolidated, Amended, Restated and Increased Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).

10.10

Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated May 13, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.10.1

Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.10.2

First Modification to Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.10.3

Second Modification to Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.11

Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

Exhibit No.	Description

10.11.1

Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

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

+ Management contract or compensatory plan or arrangement.

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

Date: February 21, 2017

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 21, 2017

/s/ Chad Richison
Chad Richison
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Jason D. Clark
Jason D. Clark Director

/s/ Henry C. Duques
Henry C. Duques Director

/s/ Robert J. Levenson
Robert J. Levenson Director

/s/ Larry V. Parman
Larry V. Parman Director

/s/ Frederick C. Peters II
Frederick C. Peters II Director

/s/ J.C. Watts, Jr.
J.C. Watts, Jr. Director