Form 10-Q
period 2017-03-31
Paycom Software, Inc.
filed 2017-05-04
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of April 25, 2017, there were 59,427,244 shares of common stock, par value of $0.01 per share, outstanding, including 1,536,993 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$92,915	$60,158
Accounts receivable	1,847	1,339
Prepaid expenses	5,413	4,475
Inventory	499	675
Income tax receivable	—	692
Current assets before funds held for clients	100,674	67,339
Funds held for clients	950,980	858,244
Total current assets	1,051,654	925,583
Property and equipment, net	106,485	96,848
Deposits and other assets	1,369	1,215
Goodwill	51,889	51,889
Intangible assets, net	1,468	1,871
Deferred income tax assets, net	5,687	1,207
Total assets	$1,218,552	$1,078,613
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,134	$3,737
Income tax payable	16,577	—
Accrued commissions and bonuses	2,726	8,003
Accrued payroll and vacation	7,688	4,769
Deferred revenue	5,611	5,230
Current portion of long-term debt	1,126	1,113
Accrued expenses and other current liabilities	17,587	17,798
Current liabilities before client funds obligation	54,449	40,650
Client funds obligation	950,980	858,244
Total current liabilities	1,005,429	898,894
Long-term deferred revenue	36,555	34,481
Net long-term debt, less current portion	30,389	28,711
Total long-term liabilities	66,944	63,192
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized; 58,471,563 and 58,453,283 shares issued at March 31, 2017 and December 31, 2016, respectively; 57,349,302 and 57,331,022 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	585	585
Additional paid-in capital	99,490	95,452
Retained earnings	96,062	70,448
Treasury stock, at cost (1,122,261 shares at March 31, 2017 and December 31, 2016)	(49,958)	(49,958)
Total stockholders' equity	146,179	116,527
Total liabilities and stockholders' equity	$1,218,552	$1,078,613

See accompanying notes to the unaudited consolidated financial statements.

.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Recurring	$117,914	$88,904
Implementation and other	1,594	1,222
Total revenues	119,508	90,126
Cost of revenues
Operating expenses	15,086	10,785
Depreciation and amortization	2,060	1,186
Total cost of revenues	17,146	11,971
Administrative expenses
Sales and marketing	36,848	28,662
Research and development	6,797	3,860
General and administrative	17,826	15,206
Depreciation and amortization	2,226	1,723
Total administrative expenses	63,697	49,451
Total operating expenses	80,843	61,422
Operating income	38,665	28,704
Interest expense	(257)	(311)
Other income, net	95	34
Income before income taxes	38,503	28,427
Provision for income taxes	12,889	9,839
Net income	$25,614	$18,588
Earnings per share, basic	$0.44	$0.32
Earnings per share, diluted	$0.43	$0.31
Weighted average shares outstanding:
Basic	57,307,187	57,132,909
Diluted	58,525,980	58,362,040

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$25,614	$18,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,286	2,909
Amortization of debt issuance costs	23	32
Stock-based compensation expense	3,625	1,223
Deferred income taxes, net	(4,480)	(3,644)
Changes in operating assets and liabilities:
Accounts receivable	(508)	(226)
Prepaid expenses	(938)	(1,262)
Inventory	176	423
Deposits and other assets	(154)	420
Accounts payable	(1,349)	(1,170)
Income taxes, net	17,269	13,325
Accrued commissions and bonuses	(5,277)	(6,903)
Accrued payroll and vacation	2,919	2,339
Deferred revenue	2,455	1,783
Accrued expenses and other current liabilities	(3,436)	2,111
Net cash provided by operating activities	40,225	29,948
Cash flows from investing activities
Increase in funds held for clients	(92,736)	(428,916)
Purchases of property and equipment	(9,136)	(8,363)
Net cash used in investing activities	(101,872)	(437,279)
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,093	—
Principal payments on long-term debt	(282)	(224)
Increase in client funds obligation	92,736	428,916
Payment of debt issuance costs	(143)	—
Net cash provided by financing activities	94,404	428,692
Net increase in cash and cash equivalents	32,757	21,361
Cash and cash equivalents
Beginning of period	60,158	50,714
End of period	$92,915	$72,075

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of March 31, 2017 and December 31, 2016, our consolidated statements of income for the three months ended March 31, 2017 and 2016 and our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 21, 2017.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2016, included in the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2017.

Adoption of New Accounting Pronouncement

In July 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which simplifies the measurement of inventory.  Under the new guidance, an entity should measure inventory (as defined within the scope of the guidance) at the lower of cost or net realizable value.  The new guidance applies to all inventory except inventory measured using last-in, first-out (LIFO) or the retail inventory method.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We adopted the standard on January 1, 2017.  The adoption did not have a material impact on our consolidated financial statements.

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

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing application, we (i) collect client funds to satisfy their respective federal, state and local employment tax obligations, (ii) remit such funds to the appropriate taxing authorities and accounts designated by our clients, and (iii)

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

manage client tax filings and any related correspondence with taxing authorities.  During the interval between receipt and disbursement, we invest and earn interest on the amounts that we collect from clients for their federal, state and local employment taxes.

As of March 31, 2017 and December 31, 2016, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  These investments are shown in the consolidated balance sheets as funds held for clients and are classified as a current asset because the funds are held solely to satisfy the client funds obligation.

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

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued authoritative guidance to simplify the subsequent measurement of goodwill. Under the new guidance, Step 2 of the goodwill impairment test will be eliminated.  The guidance also eliminates the requirements of any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

of the goodwill impairment test.  This standard should be applied on a prospective basis with the nature of and reason for the change in accounting principle disclosed upon transition.  The standard is effective for us in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We perform our goodwill impairment test as of June 30 annually and plan to adopt this guidance for the goodwill impairment test we will perform as of June 30, 2017.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31,	December 31,
	2017	2016
Property and equipment
Buildings	$48,250	$48,250
Software and capitalized software costs	26,866	23,879
Computer equipment	20,954	18,987
Rental clocks	10,963	10,669
Furniture, fixtures and equipment	6,886	6,695
Leasehold improvements	691	680
	114,610	109,160
Less: accumulated depreciation and amortization	(39,402)	(35,833)
	75,208	73,327
Land	8,993	8,993
Construction in progress	22,284	14,528
Property and equipment, net	$106,485	$96,848

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  For the three months ended March 31, 2017 and 2016, we capitalized $2.9 million and $1.7 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their useful estimated lives.

Included in the construction in progress balance at March 31, 2017 and December 31, 2016 is $0.9 million and $1.1 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three months ended March 31, 2017, we incurred interest costs of $0.4 million, $0.1 million of which was capitalized.  For the three months ended March 31, 2106, we incurred interest costs of $0.3 million, less than $0.1 million of which was capitalized.

Depreciation and amortization expense for property and equipment, net was $3.9 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  We had goodwill of $51.9 million as of March 31, 2017 and December 31, 2016 and determined there were no indicators of impairment at either date. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of March 31, 2017 or June 30, 2016.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

All of our intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets:

	March 31, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	0.3	$13,997	$(13,647)	$350
Trade name	5.3	3,194	(2,076)	1,118
Total		$17,191	$(15,723)	$1,468

	December 31, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	0.5	$13,997	$(13,297)	$700
Trade name	5.5	3,194	(2,023)	1,171
Total		$17,191	$(15,320)	$1,871

The weighted average remaining useful life of our intangible assets was 4.1 years as of March 31, 2017.  Amortization of intangible assets for both the three months ended March 31, 2017 and 2016 was $0.4 million.

5.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
Net term note to bank due May 30, 2021	$24,717	$24,950
Net term note to bank due August 31, 2023	4,842	4,874
Construction loan	1,956	—
Total long-term debt (including current portion)	31,515	29,824
Less: Current portion	(1,126)	(1,113)
Total long-term debt, net	$30,389	$28,711

As of March 31, 2017, our indebtedness consisted of (i) a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”), (ii) an 84-month term loan from Kirkpatrick Bank (the “2023 Term Loan”), which we obtained by converting the $5.0 million outstanding principal balance of a construction loan that was used to partially finance the construction of our third headquarters building (the “2015 Construction Loan”), and (iii) a construction loan from Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and a new parking garage (the “2016 Construction Loan”).

The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum.  The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis.  We were in compliance with all of these covenants as of March 31, 2017.

We entered into the 2015 Construction Loan with Kirkpatrick Bank on May 3, 2015 and converted the outstanding principal balance into the 2023 Term Loan on August 1, 2016.  The 2015 Construction Loan allowed us to borrow a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  The 2023 Term

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  Interest on the 2023 Term Loan is payable monthly and accrues at a fixed rate of 3.4% per annum.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of these covenants as of March 31, 2017.

We entered into the 2016 Construction Loan with Kirkpatrick Bank on August 2, 2016.  As of March 31, 2017, there was $2.0 million outstanding under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted into an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

As of March 31, 2017 and December 31, 2016, the carrying value of our total long-term debt, including current portion, was $31.5 million and $29.8 million, respectively, which approximated its fair value as of both dates. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $1.2 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to IRS limits. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  Eligible employees purchased 32,822 and 60,267 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2017 and 2016, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.2 million for each of the three months ended March 31, 2017 and 2016.

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

We did not have any financial instruments that were measured on a recurring basis at either March 31, 2017 or December 31, 2016.

8.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

In accordance with ASC Topic 260 “Earnings Per Share”, the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common stockholders for dividends or dividend equivalents and participation rights in undistributed earnings.  Certain unvested share-based

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The outstanding shares of restricted stock granted in 2015 are considered participating securities, while all other outstanding shares of restricted stock are not considered participating securities.

The following is a reconciliation of net income and the number of shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net income	$25,614	$18,588
Less: income allocable to participating securities	(193)	(232)
Income allocable to common shares	$25,421	$18,356
Add back: undistributed earnings allocable to participating securities	$193	$232
Less: undistributed earnings reallocated to participating securities	(189)	(227)
Numerator for diluted earnings per share	$25,425	$18,361
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455
Weighted average common shares repurchased	(1,122,261)	—
Adjustment for vested restricted stock	8,113,993	6,817,454
Shares for calculating basic earnings per share	57,307,187	57,132,909
Dilutive effect of unvested restricted stock	1,218,793	1,229,131
Shares for calculating diluted earnings per share	58,525,980	58,362,040
Earnings per share:
Basic	$0.44	$0.32
Diluted	$0.43	$0.31

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On January 1, 2014, we issued restricted shares of common stock (“2014 Restricted Stock”) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that were subject to either time-based vesting conditions or market-based vesting conditions.  Shares of 2014 Restricted Stock with time-based vesting conditions vest based on various schedules through 2018.  The market-based vesting conditions were based on our total enterprise value exceeding certain specified thresholds and all shares that were subject to market-based vesting conditions have vested.  Compensation expense related to the issuance of 2014 Restricted Stock with time-based vesting conditions was measured based on the fair value of the award on the grant date and is recognized over the requisite service period on a straight-line basis.  Our total compensation expense related to 2014 Restricted Stock was less than $0.1 million for the three months ended March 31, 2017 and 2016.

There was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of 2014 Restricted Stock with time-based vesting conditions outstanding as of March 31, 2017.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years as of March 31, 2017.

On July 8, 2015, we issued an aggregate of 741,931 restricted shares of common stock under the LTIP (“2015 Restricted Stock”) to each of our executive officers and certain other employees.  On April 15, 2016, we issued an aggregate of 847,928 restricted shares of common stock under the LTIP (“April 2016 Restricted Stock”) to each of our executive officers and certain other employees.  On October 4, 2016, we issued an aggregate of 721,100 restricted shares of common stock under the LTIP (“October 2016 Restricted Stock”) to each of our executive officers and certain other employees.  On May 2, 2016, and November 10, 2016, we issued an aggregate of 5,132 and 1,269 restricted shares of common stock, respectively, under the LTIP to certain members of our Board of Directors, all of which are subject to time-based vesting conditions (“2016 Director Restricted Stock” and, collectively with all shares of 2015 Restricted Stock, April 2016 Restricted Stock and October 2016 Restricted Stock, the “Post-IPO Restricted Stock”).  Certain shares of Post-IPO Restricted Stock are subject to market-based vesting conditions and certain shares of Post-IPO Restricted Stock are subject to time-based vesting conditions.  Shares of Post-IPO Restricted Stock subject to time-based vesting conditions vest over periods of three or five years.  Shares subject to market-based vesting conditions have vested when, or will vest if, the Company’s Total Enterprise Value (as defined in the applicable restricted stock award agreement) equals or exceeds certain predetermined thresholds.  All shares of April 2016 Restricted Stock with market-based vesting conditions vested on July 28, 2016,

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

when the Company’s Total Enterprise Value reached $2.65 billion.  With respect to shares of 2015 Restricted Stock with market-based vesting conditions, 50% of the shares vested on August 1, 2016, when the Company’s Total Enterprise Value reached $2.65 billion, and the remaining 50% of the shares will vest if the Company’s Total Enterprise Value equals or exceeds $3.5 billion.  There was a two-trading-day gap between the vesting of April 2016 Restricted Stock and 2015 Restricted Stock when the Company’s Total Enterprise Value reached $2.65 billion due to differences in the number of shares outstanding at the respective grant dates, which affected the Total Enterprise Value calculations.  Shares of April 2016 Restricted Stock subject to market-based vesting conditions would have been forfeited if they did not vest within six years of the date of grant while shares of 2015 Restricted Stock subject to market-based vesting conditions are eligible for vesting indefinitely.  With respect to shares of October 2016 Restricted Stock subject to market-based vesting conditions, 50% of the shares will vest if the Company’s Total Enterprise Value equals or exceeds $3.9 billion and 50% of the shares will vest if the Company’s Total Enterprise Value equals or exceeds $4.2 billion.  Shares of October 2016 Restricted Stock subject to market-based vesting conditions will be forfeited if they do not vest within six years of the date of grant.

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

Our total compensation expense related to Post-IPO Restricted Stock was $3.6 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.  There was $35.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of Post-IPO Restricted Stock outstanding as of March 31, 2017.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years as of March 31, 2017.

We capitalized stock-based compensation costs related to software developed for internal use of $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

10.	RELATED-PARTY TRANSACTIONS

Our Chief Sales Officer owned a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP, a Texas limited partnership, until April 2016.  For the three months ended March 31, 2016, we paid rent on our Dallas office space to 417 Oakbend, LP in the amount of $0.1 million.

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

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2018 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. We had $1.1 million, as of March 31, 2017 and December 31, 2016, recorded as a liability for deferred rent.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Rent expense under operating leases for the three months ended March 31, 2017 and 2016 was $1.5 million and $1.3 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  Our effective income tax rate was 33.48% and 34.61% for the three months ended March 31, 2017 and 2016, respectively.  The lower effective income tax rate for the three months ended March 31, 2017 is primarily a result of increases in the Section 199 qualified production activities deduction and the research and development tax credit.

13.	SUBSEQUENT EVENTS

On April 26, 2017, we issued an aggregate of 607,605 shares of restricted stock under the LTIP to our executive officers and certain other employees.  Certain shares of restricted stock are subject to market-based vesting conditions and certain shares of restricted stock are subject to time-based vesting conditions.  Shares subject to market-based vesting conditions will vest 50% if the Company’s Total Enterprise Value equals or exceeds $4.15 billion and 50% if the Company’s Total Enterprise Value equals or exceeds $4.45 billion.  Shares subject to market-based vesting conditions will be forfeited if they do not vest within six years of the date of grant.  Shares subject to time-based vesting conditions will vest over periods from 2 to 5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2017, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2017 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2016, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than share and per share amounts, are  in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2017.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.  In April 2017, we opened a new sales office in Milwaukee, Wisconsin which brings our number of sales teams to 43 sales teams located in 25 states.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.  Our continued growth depends on attracting new clients through further penetration of our existing markets, geographic expansion and the introduction of new applications to our existing client base.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing program includes email campaigns, social and digital media, search engine marketing methods and tradeshows.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers and webinars.

Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from payroll processing, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  Client adoption of new applications has been a significant factor in our revenue growth over the last three years and we expect that the continuation of this trajectory will depend, in part, on the introduction of new applications to our existing client base.  Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) continuing to expand our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices and thereby increasing the number of sales professionals within such markets and (ii) opening sales offices in new metropolitan areas.

Growing our business has resulted in, and will continue to result in, substantial investment in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which has and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) costs related to the expansion of our corporate headquarters.

For the three months ended March 31, 2017 and 2016, our total gross margins were approximately 86% and 87%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following tables set forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2017	2016	% Change
Revenues
Recurring	$117,914	$88,904	33%
Implementation and other	1,594	1,222	30%
Total revenues	119,508	90,126	33%
Cost of revenues
Operating expenses	15,086	10,785	40%
Depreciation and amortization	2,060	1,186	74%
Total cost of revenues	17,146	11,971	43%
Administrative expenses
Sales and marketing	36,848	28,662	29%
Research and development	6,797	3,860	76%
General and administrative	17,826	15,206	17%
Depreciation and amortization	2,226	1,723	29%
Total administrative expenses	63,697	49,451	29%
Total operating expenses	80,843	61,422	32%
Operating income	38,665	28,704	35%
Interest expense	(257)	(311)	-17%
Other income, net	95	34	179%
Income before income taxes	38,503	28,427	35%
Provision for income taxes	12,889	9,839	31%
Net income	$25,614	$18,588	38%

	Three Months Ended March 31,
	2017	2016
Revenues
Recurring	98.7%	98.6%
Implementation and other	1.3%	1.4%
Total revenues	100.0%	100.0%
Cost of revenues
Operating expenses	12.6%	12.0%
Depreciation and amortization	1.7%	1.3%
Total cost of revenues	14.3%	13.3%
Administrative expenses
Sales and marketing	30.8%	31.8%
Research and development	5.7%	4.3%
General and administrative	14.9%	16.9%
Depreciation and amortization	1.9%	1.9%
Total administrative expenses	53.3%	54.9%
Total operating expenses	67.6%	68.2%
Operating income	32.4%	31.8%
Interest expense	-0.2%	-0.3%
Other income, net	0.0%	0.0%
Income before income taxes	32.2%	31.5%
Provision for income taxes	10.8%	10.9%
Net income	21.4%	20.6%

Revenues

Total revenues were $119.5 million for the three months ended March 31, 2017, as compared to $90.1 million for the three months ended March 31, 2016, representing an increase of $29.4 million, or 33%.  The increase in total revenues was due to several factors, including (i) the addition of new clients in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that reached maturity during the first quarter, (ii) contributions from the six new sales offices opened in the first quarter of 2016, (iii) the sale of additional applications to our existing clients, (iv) the strong performance of our tax forms filing business,  (v) the addition of  larger clients and (vi) growth in our clients’ employee headcounts as a result of favorable economic conditions.

Expenses

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended
	March 31, 2017	March 31, 2016
Non-cash stock-based compensation expense:
Operating expenses	$491	$113
Sales and marketing	933	277
Research and development	159	49
General and administrative	2,105	914
Total non-cash stock-based compensation expense	$3,688	$1,353

Cost of Revenues

Cost of revenues was $17.1 million for the three months ended March 31, 2017, as compared to $12.0 million for the three months ended March 31, 2016, representing an increase of $5.1 million, or 43%. The increase in cost of revenues was primarily due to a $3.4 million increase in employee-related expenses, which consisted of a $3.0 million increase in expenses attributable to an increase in the number of operating personnel and a $0.4 million increase in stock-based compensation expense.  Additionally, shipping fees and ACH fees each increased $0.4 million in connection with increased sales.  Depreciation and amortization expense increased $0.9 million, or 74%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new headquarters building that was not in service in the prior year period.

Administrative Expenses

Total administrative expenses were $63.7 million for the three months ended March 31, 2017, as compared to $49.5 million for the three months ended March 31, 2016, representing an increase of $14.2 million, or 29%. During the three months ended March 31, 2017, sales and marketing expense increased $8.2 million from the comparable prior year period, primarily due to a $6.8 million increase in employee-related expenses, including commissions and bonuses, a $0.7 million increase in stock-based compensation expense and a $0.5 million increase in marketing and advertising expenses.  During the three months ended March 31, 2017, research and development expense increased $2.9 million from the comparable prior year period, primarily due to a $2.8 million increase in expenses related to an increase in the number of research and development personnel and a $0.1 million increase in stock-based compensation expense. We expect research and development expenses to gradually increase, particularly as we hire more personnel to support our growth.  Nonetheless, we expect research and development expenses as a percentage of total revenues in future periods will remain relatively constant on an annual basis but may fluctuate from quarter to quarter within the year.  During the three months ended March 31, 2017, general and administrative expense increased $2.6 million from the comparable prior year period, due to a $1.8 million increase in employee-related expenses and a $1.2 million increase in stock-based compensation expense, which were partially offset by a $0.3 million decrease in accounting and legal costs. During the three months ended March 31, 2017, depreciation and amortization expense increased $0.5 million, or 29%, from the comparable prior year period, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new building that was not in service in the prior year period.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Capitalized portion of research and development costs	$2,876	$1,746
Expensed portion of research and development costs	6,797	3,860
Total research and development costs	$9,673	$5,606

 Liquidity and Capital Resources

As of March 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $92.9 million. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our loans. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, all purchases under our $50.0 million stock repurchase plan originally announced on May 26, 2016 were paid for from available cash and, to the extent we repurchase additional shares in the future, we expect to continue to use cash.

Recent Liquidity Developments

Stock Repurchase Plan.  On February 8, 2017, we announced that our Board of Directors amended and extended our stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.  We did not repurchase any shares of common stock during the three months ended March 31, 2017.

Borrowings

2021 Consolidated Loan. As of March 31, 2017, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal balance of $24.7 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis. Further, until amounts under the 2021 Consolidated Loan are repaid, we may not, subject to certain exceptions, (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with certain affiliates or enter into any other transactions with certain affiliates, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt. An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of bankruptcy, reorganization, liquidation or receivership.  As of March 31, 2017, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

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

At March 31, 2017, the principal balance outstanding on the 2023 Term Loan was $4.8 million.  The 2023 Term Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of the covenants as of March 31, 2017.

2016 Construction Loan.  On August 2, 2016, we entered into a new construction loan with Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and a recently completed new parking garage (the “2016 Construction Loan”).  As of March 31, 2017, there was $2.0 million outstanding under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by profitability, implementation revenues received but deferred, our investment in sales and marketing to drive growth, and research and development. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.  We also may use available cash to repurchase shares of our common stock.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$40,225	$29,948
Investing activities	(101,872)	(437,279)
Financing activities	94,404	428,692
Change in cash and cash equivalents	$32,757	$21,361

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $40.2 million.  Net cash provided by operating activities consisted primarily of net income of $25.6 million, an increase in income taxes payable, net of $17.3 million,  depreciation and amortization of $4.3 million, stock-based compensation expense of $3.6 million, an increase in accrued payroll and vacation expenses of $2.9 million and an increase in deferred revenues of $2.5 million, partially offset by a decrease in accrued commissions and bonuses of $5.3 million, an increase in deferred taxes, net of $4.5 million, a decrease in accrued expenses and other liabilities of $3.4 million and a decrease in accounts payable of $1.3 million.

Net cash provided by operating activities for the three months ended March 31, 2016 was $29.9 million.  Net cash provided by operating activities consisted primarily of net income of $18.6 million, an increase in income taxes payable, net of $13.3 million,  depreciation and amortization of $2.9 million, an increase in accrued payroll and vacation expenses of $2.3 million, an increase in accrued expenses and other current liabilities of $2.1 million, an increase in deferred revenue of $1.8 million and stock-based compensation expense of $1.2 million, partially offset by a decrease in accrued commissions and bonuses of $6.9 million, an increase in deferred income taxes, net of $3.6 million, an increase in prepaid expenses of $1.3 million and a decrease in accounts payable of $1.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $101.9 million and resulted from an increase in funds held for clients of $92.7 million and purchases of property and equipment of $9.1 million.

Net cash used in investing activities for the three months ended March 31, 2016 was $437.3 million and resulted from an increase in funds held for clients of $428.9 million and purchases of property and equipment of $8.4 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $94.4 million.  Net cash provided by financing activities resulted from an increase in the client funds obligation of $92.7 million and proceeds from the issuance of debt of $2.1 million, partially offset by payments on long-term debt of $0.3 million and payment of debt issuance costs of $0.1 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

Adoption of New Accounting Pronouncement

In July 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which simplifies the measurement of inventory.  Under the new guidance, an entity should measure inventory (as defined within the scope of the guidance) at the lower of cost or net realizable value.  The new guidance applies to all inventory except inventory measured using last-in, first-out (LIFO) or the retail inventory method.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We adopted the standard on January 1, 2017.  The adoption did not have a material impact on our consolidated financial statements.

Non-GAAP Financial Measures

Management uses Adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization and non-cash stock-based compensation expense and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, which is adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making.  We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.  In addition, Adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes.  Management believes that the non-GAAP measures presented in this Form 10-Q, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three months ended March 31
	2017	2016
Net income to Adjusted EBITDA:
Net income	$25,614	$18,588
Interest expense	257	311
Provision for income taxes	12,889	9,839
Depreciation and amortization	4,286	2,909
EBITDA	43,046	31,647
Non-cash stock-based compensation expense	3,688	1,353
Adjusted EBITDA	$46,734	$33,000

	Three months ended March 31
	2017	2016
Net income to non-GAAP net income:
Net income	$25,614	$18,588
Non-cash stock-based compensation expense	3,688	1,353
Income tax effect on non-GAAP adjustment	(1,596)	(504)
Non-GAAP net income	$27,706	$19,437

Weighted average shares outstanding:
Basic	57,307,187	57,132,909
Diluted	58,525,980	58,362,040

Earnings per share, basic	$0.44	$0.32
Earnings per share, diluted	$0.43	$0.31
Non-GAAP net income per share, basic	$0.48	$0.34
Non-GAAP net income per share, diluted	$0.47	$0.33

	Three months ended March 31
	2017	2016
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.44	$0.32
Non-cash stock-based compensation expense	0.07	0.02
Income tax effect on non-GAAP adjustment	(0.03)	—
Non-GAAP net income per share, basic	$0.48	$0.34

	Three months ended March 31
	2017	2016
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.43	$0.31
Non-cash stock-based compensation expense	0.07	0.02
Income tax effect on non-GAAP adjustment	(0.03)	—
Non-GAAP net income per share, diluted	$0.47	$0.33

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $92.9 million as of March 31, 2017. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2017, we did not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 21, 2017.

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

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: May 4, 2017	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)