Form 10-Q
period 2017-06-30
Paycom Software, Inc.
filed 2017-08-02
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017, there were 59,575,510 shares of common stock, par value of $0.01 per share, outstanding, including 1,614,521 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$68,117	$60,158
Accounts receivable	1,803	1,339
Prepaid expenses	5,737	4,475
Inventory	520	675
Income tax receivable	3,547	692
Current assets before funds held for clients	79,724	67,339
Funds held for clients	787,015	858,244
Total current assets	866,739	925,583
Property and equipment, net	116,957	96,848
Deposits and other assets	1,326	1,215
Goodwill	51,889	51,889
Intangible assets, net	1,065	1,871
Deferred income tax assets, net	7,967	1,207
Total assets	$1,045,943	$1,078,613
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,439	$3,737
Accrued commissions and bonuses	5,236	8,003
Accrued payroll and vacation	5,857	4,769
Deferred revenue	6,040	5,230
Current portion of long-term debt	1,139	1,113
Accrued expenses and other current liabilities	19,726	17,798
Current liabilities before client funds obligation	41,437	40,650
Client funds obligation	787,015	858,244
Total current liabilities	828,452	898,894
Long-term deferred revenue	38,964	34,481
Net long-term debt, less current portion	33,479	28,711
Total long-term liabilities	72,443	63,192
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 59,520,637 and 58,453,283 shares issued at June 30, 2017 and December 31, 2016, respectively; 57,938,217 and 57,331,022 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	595	585
Additional paid-in capital	114,287	95,452
Retained earnings	110,283	70,448
Treasury stock, at cost (1,582,420 and 1,122,261 shares at June 30, 2017 and December 31, 2016, respectively)	(80,117)	(49,958)
Total stockholders' equity	145,048	116,527
Total liabilities and stockholders' equity	$1,045,943	$1,078,613

See accompanying notes to the unaudited consolidated financial statements.

.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Recurring	$96,351	$72,492	$214,265	$161,396
Implementation and other	1,876	1,388	3,470	2,610
Total revenues	98,227	73,880	217,735	164,006
Cost of revenues
Operating expenses	15,609	10,479	30,695	21,264
Depreciation and amortization	2,267	1,386	4,327	2,572
Total cost of revenues	17,876	11,865	35,022	23,836
Administrative expenses
Sales and marketing	34,070	24,766	70,918	53,428
Research and development	8,095	4,202	14,892	8,062
General and administrative	26,657	15,220	44,483	30,426
Depreciation and amortization	2,440	1,823	4,666	3,546
Total administrative expenses	71,262	46,011	134,959	95,462
Total operating expenses	89,138	57,876	169,981	119,298
Operating income	9,089	16,004	47,754	44,708
Interest expense	(281)	(170)	(538)	(481)
Other income, net	149	116	244	150
Income before income taxes	8,957	15,950	47,460	44,377
Provision for income taxes	(5,264)	5,529	7,625	15,368
Net income	$14,221	$10,421	$39,835	$29,009
Earnings per share, basic	$0.24	$0.18	$0.69	$0.50
Earnings per share, diluted	$0.24	$0.18	$0.67	$0.49
Weighted average shares outstanding:
Basic	57,898,914	57,591,556	57,623,107	57,362,232
Diluted	58,816,442	58,697,229	58,817,181	58,707,213

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$39,835	$29,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,993	6,118
Amortization of debt issuance costs	59	63
Net loss on disposition of property and equipment	—	3
Stock-based compensation expense	17,524	4,817
Deferred income taxes, net	(6,760)	(4,936)
Changes in operating assets and liabilities:
Accounts receivable	(464)	(421)
Prepaid expenses	(1,262)	(605)
Inventory	434	652
Deposits and other assets	(111)	350
Accounts payable	(319)	2,619
Income taxes, net	(2,855)	12,114
Accrued commissions and bonuses	(2,767)	(5,635)
Accrued payroll and vacation	1,088	3,640
Deferred revenue	5,293	4,675
Accrued expenses and other current liabilities	(3,395)	2,091
Net cash provided by operating activities	55,293	54,554
Cash flows from investing activities
Net change in funds held for clients	71,229	(337,611)
Purchases of property and equipment	(21,909)	(24,340)
Net cash provided by (used in) investing activities	49,320	(361,951)
Cash flows from financing activities
Proceeds from issuance of long-term debt	5,440	3,903
Repurchases of common stock	(15,187)	(3,490)
Withholding taxes paid related to net share settlement	(14,973)	—
Principal payments on long-term debt	(562)	(448)
Net change in client funds obligation	(71,229)	337,611
Payment of debt issuance costs	(143)	—
Net cash (used in) provided by financing activities	(96,654)	337,576
Increase in cash and cash equivalents	7,959	30,179
Cash and cash equivalents
Beginning of period	60,158	50,714
End of period	$68,117	$80,893

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of June 30, 2017 and December 31, 2016, our consolidated statements of income for the three and six months ended June 30, 2017 and 2016 and our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 21, 2017.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2016, included in the Annual Report on Form 10-K that was filed with the SEC on February 21, 2017.

Adoption of New Accounting Pronouncement

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” to simplify the subsequent measurement of goodwill.  Under this new guidance, Step 2 of the goodwill impairment test is eliminated, including elimination of the requirement to perform Step 2 for any reporting unit with a zero or negative carrying amount that failed a qualitative assessment.  This standard should be applied on a prospective basis with the nature of and reason for the change in accounting principle disclosed upon transition.  The standard is effective for us in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted this guidance for the annual goodwill impairment test we performed as of June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  These investments are shown in the consolidated balance sheets as funds held for clients and are classified as a current asset because the funds are held solely to satisfy the client funds obligation.

The offsetting liability for the tax filings is shown as client funds obligation.  The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients.  The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of April 1, 2016, the interest income earned on funds held for clients is recorded in recurring revenues.  Prior to April 1, 2016, the interest income earned on these funds was recorded in other income, net in the unaudited consolidated statements of income.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has since issued several additional amendments to this guidance. In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP and on July 9, 2015, the FASB approved the one year deferral.  The effective date of the amended standard will begin in periods beginning after December 15, 2017 and early adoption is permitted but no earlier than for reporting periods beginning after December 31, 2016. The Company has an ongoing project to assess the impact of the standard that has been conducted with the assistance of an international accounting firm. The Company has made significant progress in the assessment phase of this project but has not yet fully determined the impact of the new revenue recognition standard on its systems, processes and consolidated financial statements; however, we expect the new standard will have a material impact on the manner in which we account for certain costs to acquire new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to implementation services performed). Generally, as it relates to these types of costs, the provisions of the new standard will result in the deferral of these costs on the consolidated balance sheets and subsequently the amortizing of these costs to the consolidated statements of income over the expected life of our client relationships, which we have determined to be an average of 10 years. The Company is still evaluating whether implementation services contain an implied performance obligation in the form of a material right to the customer and if so, what impact that would have on the recognition of implementation revenues.  We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of 2017 and will complete our implementation process prior to the adoption of this ASU on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” The purpose of the guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, though early adoption is permitted.  Full retrospective application is prohibited. We are in the preliminary stages of gathering data and assessing the impact of the new lease standard, however, we anticipate that the adoption of this accounting standard will materially affect our consolidated balance sheets and may require changes to the system and processes that we use to account for leases. We have not yet made any decision on the timing of adoption or method of adoption with respect to the optional practical expedients.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30,	December 31,
	2017	2016
Property and equipment
Buildings	$60,095	$48,250
Software and capitalized software costs	30,771	23,879
Computer equipment	23,073	18,987
Rental clocks	11,723	10,669
Furniture, fixtures and equipment	7,052	6,695
Leasehold improvements	715	680
	133,429	109,160
Less: accumulated depreciation and amortization	(43,706)	(35,833)
	89,723	73,327
Construction in progress	18,241	14,528
Land	8,993	8,993
Property and equipment, net	$116,957	$96,848

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  For the three and six months ended June 30, 2017, we capitalized $3.5 million and $6.4 million, respectively, of computer software development costs related to software developed for internal use.  For the three and six months ended June 30, 2016, we capitalized $2.0 million and $3.7 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their useful estimated lives.

Included in the construction in progress balance at June 30, 2017 and December 31, 2016 is $1.2 million and $1.1 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three and six months ended June 30, 2017, we incurred interest costs of $0.4 million and $0.8 million, respectively, of which we capitalized $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2016, we incurred interest costs of $0.2 million and $0.5 million, respectively, of which we capitalized $0.2 million and $0.2 million, respectively.

Depreciation and amortization expense for property and equipment, net was $4.3 million and $8.2 million, respectively, for the three and six months ended June 30, 2017.  Depreciation and amortization expense for property and equipment, net was $2.8 million and $5.3 million, respectively, for the three and six months ended June 30, 2016.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  As of June 30, 2017 and December 31, 2016, we had goodwill of $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2017.  For the year ended December 31, 2016, there were no indicators of impairment.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

All of our intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets:

	June 30, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	—	$13,997	$(13,997)	$—
Trade name	5.0	3,194	(2,129)	1,065
Total		$17,191	$(16,126)	$1,065

	December 31, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	0.5	$13,997	$(13,297)	$700
Trade name	5.5	3,194	(2,023)	1,171
Total		$17,191	$(15,320)	$1,871

The weighted average remaining useful life of our intangible assets was 5.0 years as of June 30, 2017.  Amortization of intangible assets for each of the three-month periods ended June 30, 2017 and 2016 was $0.4 million and for the six-month periods ended June 30, 2017 and 2016 was $0.8 million.

5.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
Net term note to bank due May 30, 2021	$24,482	$24,950
Net term note to bank due August 31, 2023	4,814	4,874
Construction loan	5,322	—
Total long-term debt (including current portion)	34,618	29,824
Less: Current portion	(1,139)	(1,113)
Total long-term debt, net	$33,479	$28,711

As of June 30, 2017, our indebtedness consisted of (i) a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”), (ii) an 84-month term loan from Kirkpatrick Bank (the “2023 Term Loan”), which we obtained by converting the $5.0 million outstanding principal balance of a construction loan that was used to partially finance the construction of our third headquarters building (the “2015 Construction Loan”), and (iii) a construction loan from Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and a new parking garage (the “2016 Construction Loan”).

The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum.  The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis.  We were in compliance with all of these covenants as of June 30, 2017.

We entered into the 2015 Construction Loan with Kirkpatrick Bank on May 13, 2015 and converted the outstanding principal balance into the 2023 Term Loan on August 1, 2016.  The 2015 Construction Loan allowed us to borrow a maximum aggregate

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  The 2023 Term Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  Interest on the 2023 Term Loan is payable monthly and accrues at a fixed rate of 3.4% per annum.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of these covenants as of June 30, 2017.

We entered into the 2016 Construction Loan with Kirkpatrick Bank on August 2, 2016.  As of June 30, 2017, there was $5.3 million outstanding under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted into an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

As of June 30, 2017 and December 31, 2016, the carrying value of our total long-term debt, including current portion, was $34.6 million and $29.8 million, respectively, which approximated its fair value as of both dates. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $0.9 million and $2.1 million for the three and six months ended June 30, 2017, respectively.  Matching contributions amounted to $0.6 million and $1.6 million for the three and six months ended June 30, 2016, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to IRS limits. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  Eligible employees purchased 42,937 and 72,665 shares of the Company’s common stock under the ESPP during the six months ended June 30, 2017 and 2016, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.  Our compensation expense related to the ESPP was $0.2 million and $0.3 million for the three and six months ended June 30, 2016.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client funds obligation approximates fair value because of the short-term nature of the instruments.  See Note 5 for information on the fair value of debt.

We did not have any financial instruments that were measured on a recurring basis at either June 30, 2017 or December 31, 2016.

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

The following is a reconciliation of net income and the number of shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income	$14,221	$10,421	$39,835	$29,009
Less: income allocable to participating securities	(49)	(129)	(138)	(360)
Income allocable to common shares	$14,172	$10,292	$39,697	$28,649
Add back: undistributed earnings allocable to participating securities	$49	$129	$138	$360
Less: undistributed earnings reallocated to participating securities	(48)	(126)	(136)	(360)
Numerator for diluted earnings per share	$14,173	$10,295	$39,699	$28,649
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455	50,315,455	50,315,455
Weighted average common shares repurchased	(1,277,102)	(19,969)	(1,200,109)	(9,985)
Adjustment for vested restricted stock	8,860,561	7,296,070	8,507,761	7,056,762
Shares for calculating basic earnings per share	57,898,914	57,591,556	57,623,107	57,362,232
Dilutive effect of unvested restricted stock	917,528	1,105,673	1,194,074	1,344,981
Shares for calculating diluted earnings per share	58,816,442	58,697,229	58,817,181	58,707,213
Earnings per share:
Basic	$0.24	$0.18	$0.69	$0.50
Diluted	$0.24	$0.18	$0.67	$0.49

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of the Company’s stock-based compensation awards, including information related to vesting terms and service and performance conditions.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes restricted stock awards activity for the six months ended June 30, 2017:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2016	1,429,514	$18.38	738,425	$28.68
Granted	309,526	$60.00	314,021	$48.62
Vested	(590,029)	$5.29	(477,325)	$27.93
Forfeited	(51,111)	$36.24	(16,166)	$33.47
Unvested shares of restricted stock outstanding at June 30, 2017	1,097,900	$36.32	558,955	$40.39

On April 26, 2017, we issued an aggregate of 613,677 shares of restricted stock under the Paycom Software Inc. 2014 Long-Term Incentive Plan (the “LTIP”) to our executive officers and certain other employees.  Certain shares of restricted stock are subject to market-based vesting conditions and certain shares of restricted stock are subject to time-based vesting conditions.  Shares subject to market-based vesting conditions will vest 50% if the Company’s Total Enterprise Value (as defined in the applicable restricted stock award agreement) equals or exceeds $4.15 billion and 50% if the Company’s Total Enterprise Value equals or exceeds $4.45 billion.  Shares subject to market-based vesting conditions will be forfeited if they do not vest within six years of the date of grant.  Shares subject to time-based vesting conditions will vest over periods ranging from 2 to 5 years.

On May 1, 2017, we issued an aggregate of 9,870 shares of restricted stock under the LTIP to members of our board of directors.  Such shares of restricted stock will cliff-vest on the seventh (7th) day following the first (1st) anniversary of the grant date, provided that the director is providing services to the Company through the applicable vesting date.

On May 13, 2017, the Company’s Total Enterprise Value reached $3.5 billion, triggering the vesting of 229,075 shares of restricted stock.  The Company recognized $2.9 million of compensation cost in connection with the vesting of these shares.  On June 20, 2017, the Company’s Total Enterprise Value reached $3.9 billion, triggering the vesting of 248,250 shares of restricted stock.  The Company recognized $5.2 million of compensation cost in connection with the vesting of these shares. To satisfy tax withholding obligations with respect to the delivery of vested shares to certain employees, the Company withheld 91,274 shares that vested on May 13, 2017 and 103,907 shares that vested on June 20, 2017.  The Company also withheld 29,948 of the 84,920 shares of restricted stock with time-based vesting conditions that vested on April 15, 2017. All shares withheld to satisfy tax withholding obligations are held as treasury stock.

For the three and six months ended June 30, 2017, our total compensation expense related to restricted stock was $13.8 million and $17.5 million, respectively.  For the three and six months ended June 30, 2016, our total compensation expense related to restricted stock was $3.3 million and $4.6 million, respectively.  There was $53.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of June 30, 2017. The unrecognized compensation cost for the restricted shares is expected to be recognized over a weighted average period of 1.8 years as of June 30, 2017.

We capitalized stock-based compensation costs related to software developed for internal use of $1.0 million and $1.3 million for the three and six months ended June 30, 2017, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

10.	RELATED-PARTY TRANSACTIONS

Our Chief Sales Officer owned a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP, a Texas limited partnership, until April 2016.  For the three and six months ended June 30, 2016, we paid rent on our Dallas office space to 417 Oakbend, LP in the amount of $0.1 million and $0.2 million, respectively.

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

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2018 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. We had $1.1 million and $1.1 million, as of June 30, 2017 and December 31, 2016, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three and six months ended June 30, 2017 was $1.4 million and $2.9 million, respectively.  Rent expense under operating leases for the three and six months ended June 30, 2016 was $1.4 million and $2.7 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  We recognized an income tax benefit of $5.3 million for the three months ended June 30, 2017, as compared to a $5.5 million tax expense for the three months ended June 30, 2016.  Income tax expense decreased to $7.6 million for the six months ended June 30, 2017 from $15.4 million for the six months ended June 30, 2016.  Our effective income tax rate was 16.1% and 34.6% for the six months ended June 30, 2017 and 2016, respectively.  The lower effective income tax rate for the six months ended June 30, 2017 and the income tax benefit for the three months ended June 30, 2017 are primarily a result of the recognition of excess tax benefits from share-based payment awards vesting in the second quarter.  We recognized a discrete adjustment to income tax expense for the three and six months ended June 30, 2017 in the amount of $8.2 million related to excess tax benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2017, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2017 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2016, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than share and per share amounts, are in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2017.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.  During the three months ended June 30, 2017, we opened new sales offices in Milwaukee, Wisconsin and Richmond, Virginia.  Additionally, in July 2017, we opened a new sales office in Long Island, New York.  The opening of these three new offices brings our total number of sales teams to 45 sales teams located in 25 states.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.

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

Growth Outlook and Opportunities

As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from payroll processing, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  Client adoption of new applications has been a significant factor in our revenue growth over the last three years and we expect that the continuation of this trajectory will depend, in part, on the introduction of new applications to our existing client base.  Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) opening sales offices in new metropolitan areas and (ii) continuing to expand our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices and thereby increasing the number of sales professionals within such markets.

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

For the six months ended June 30, 2017 and 2016, our total gross margins were approximately 84% and 85%, respectively. Although our gross margins may fluctuate from quarter-to-quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2016		% Change	2017		2016		% Change
Revenues
Recurring	$96,351	98.1%	$72,492	98.1%	33%	$214,265	98.4%	$161,396	98.4%	33%
Implementation and other	1,876	1.9%	1,388	1.9%	35%	3,470	1.6%	2,610	1.6%	33%
Total revenues	98,227	100.0%	73,880	100.0%	33%	217,735	100.0%	164,006	100.0%	33%
Cost of revenues
Operating expenses	15,609	15.9%	10,479	14.2%	49%	30,695	14.1%	21,264	13.0%	44%
Depreciation and amortization	2,267	2.3%	1,386	1.9%	64%	4,327	2.0%	2,572	1.5%	68%
Total cost of revenues	17,876	18.2%	11,865	16.1%	51%	35,022	16.1%	23,836	14.5%	47%
Administrative expenses
Sales and marketing	34,070	34.7%	24,766	33.5%	38%	70,918	32.6%	53,428	32.6%	33%
Research and development	8,095	8.2%	4,202	5.7%	93%	14,892	6.9%	8,062	4.9%	85%
General and administrative	26,657	27.1%	15,220	20.6%	75%	44,483	20.4%	30,426	18.5%	46%
Depreciation and amortization	2,440	2.5%	1,823	2.5%	34%	4,666	2.1%	3,546	2.2%	32%
Total administrative expenses	71,262	72.5%	46,011	62.3%	55%	134,959	62.0%	95,462	58.2%	41%
Total operating expenses	89,138	90.7%	57,876	78.4%	54%	169,981	78.1%	119,298	72.7%	42%
Operating income	9,089	9.3%	16,004	21.6%	-43%	47,754	21.9%	44,708	27.3%	7%
Interest expense	(281)	-0.3%	(170)	-0.2%	65%	(538)	-0.2%	(481)	-0.3%	12%
Other income, net	149	0.2%	116	0.2%	28%	244	0.1%	150	0.1%	63%
Income before income taxes	8,957	9.2%	15,950	21.6%	-44%	47,460	21.8%	44,377	27.1%	7%
Provision for income taxes	(5,264)	-5.3%	5,529	7.5%	-195%	7,625	3.5%	15,368	9.4%	-50%
Net income	$14,221	14.5%	$10,421	14.1%	36%	$39,835	18.3%	$29,009	17.7%	37%

Revenues

The increase in total revenues for the three and six months ended June 30, 2017 from the three and six months ended June 30, 2016, was due to several factors, including (i) the addition of new clients in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that reached maturity during the first quarter, (ii) contributions from the six new sales offices opened in the first half of 2016, (iii) the sale of additional applications to our existing clients, (iv) the strong performance of our tax forms filing business,  (v) the addition of  larger clients and (vi) growth in our clients’ employee headcounts as a result of favorable economic conditions.

Expenses

Cost of Revenues

The increase in cost of revenues for the three months ended June 30, 2017 was primarily due to a $4.5 million increase in employee-related expenses, which consisted of a $3.6 million increase in expenses attributable to an increase in the number of operating personnel and a $0.9 million increase in stock-based compensation expense.  Additionally, shipping fees and ACH fees increased $0.4 million and $0.2 million, respectively, in connection with increased sales.  Depreciation and amortization expense increased $0.9 million, or 64%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new headquarters building that was not in service in the prior year period.

The increase in cost of revenues for the six months ended June 30, 2017 was primarily due to a $7.9 million increase in employee-related expenses, which consisted of a $6.6 million increase in expenses attributable to an increase in the number of operating personnel and a $1.3 million increase in stock-based compensation expense.  Additionally, shipping fees and ACH fees increased $0.7 million and $0.6 million, respectively, in connection with increased sales.  Depreciation and amortization expense increased $1.8 million, or 68%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new headquarters building that was not in service in the prior year period.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2017, sales and marketing expense increased from the comparable prior year period primarily due to an $8.2 million increase in employee-related expenses, including commissions and bonuses, and a $0.8 million increase in stock-based compensation expense.   During the six months ended June 30, 2017, sales and marketing expense increased from the comparable prior year period primarily due to a $16.0 million increase in employee-related expenses, including commissions and bonuses, and a $1.4 million increase in stock-based compensation expense.

Research and Development

During the three months ended June 30, 2017, research and development expense increased from the comparable prior year period primarily due to a $3.4 million increase in expenses related to an increase in the number of research and development personnel and a $0.5 million increase in stock-based compensation expense. During the six months ended June 30, 2017, research and development expense increased from the comparable prior year period, primarily due to a $6.2 million increase in expenses related to an increase in the number of research and development personnel and a $0.6 million increase in stock-based compensation expense.

As we continue the ongoing development of our platform and product offerings, we generally expect research and development expenses (exclusive of stock-based compensation) to continue to increase, particularly as we hire more personnel to support our growth.  While we expect this trend to continue on an absolute dollar basis and as a percentage of total revenues, we also anticipate the rate of increase to decline over time as we leverage our growth and realize additional economies of scale.  As is customary for our business, we also expect fluctuations in research and development expense as a percentage of revenue on a quarter to quarter basis due to seasonal revenue trends and timing of onboarding new hires.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The timing of these capitalized expenditures may affect the amount of research and development expenses in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Capitalized portion of research and development	$3,507	$1,961	$6,383	$3,707
Expensed portion of research and development	8,095	4,202	14,892	8,062
Total research and development costs	$11,602	$6,163	$21,275	$11,769

General and Administrative

During the three months ended June 30, 2017, general and administrative expense increased from the comparable prior year period, due to an $8.4 million increase in stock-based compensation expense and a $3.1 million increase in employee-related expenses, which were partially offset by a $0.5 million decrease in accounting and legal costs.  During the six months ended June 30, 2017, general and administrative expense increased from the comparable prior year period due to a $9.6 million increase in stock-based compensation expense and a $4.8 million increase in employee-related expenses, which were partially offset by a $0.8 million decrease in accounting and legal costs.

Depreciation and Amortization

During the three and six months ended June 30, 2017, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new building that was not in service in the prior year periods.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Non-cash stock-based compensation expense:
Operating expenses	$1,220	$301	$1,711	$414
Sales and marketing	1,559	792	2,492	1,069
Research and development	621	131	780	180
General and administrative	10,439	2,045	12,544	2,959
Total non-cash stock-based compensation expense	$13,839	$3,269	$17,527	$4,622

Liquidity and Capital Resources

As of June 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $68.1 million. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our loans. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, all purchases under our $50.0 million stock repurchase plan originally announced on May 26, 2016 were paid for from available cash.

Recent Liquidity Developments

Stock Repurchase Plan.  On February 8, 2017, we announced that our Board of Directors amended and extended our stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.  During the six months ended June 30, 2017, we repurchased an aggregate of 460,159 shares of common stock for an aggregate cost of $30.2 million, including 225,129 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees, as discussed below.

Withholding Shares to Cover Taxes.  During the six months ended June 30, 2017, we withheld 225,129 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in an expenditure of $15.0 million in cash and, as such, we subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Borrowings

2021 Consolidated Loan. As of June 30, 2017, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal balance of $24.5 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis. Further, until amounts under the 2021 Consolidated Loan are repaid, we may not, subject to certain exceptions, (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with certain affiliates or enter into any other transactions with certain affiliates, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt. An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of bankruptcy, reorganization, liquidation or receivership.  As of June 30, 2017, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

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

At June 30, 2017, the principal balance outstanding on the 2023 Term Loan was $4.8 million.  The 2023 Term Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of the covenants as of June 30, 2017.

2016 Construction Loan.  On August 2, 2016, we entered into a new construction loan with Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and a recently completed new parking garage (the “2016 Construction Loan”).  As of June 30, 2017, there was $5.3 million outstanding under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$55,293	$54,554	$739
Investing activities	49,320	(361,951)	411,271
Financing activities	(96,654)	337,576	(434,230)
Change in cash and cash equivalents	$7,959	$30,179	$(22,220)

Operating Activities

Cash flows from operating activities for the six months ended June 30, 2017 primarily consisted of payments received from our customers and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of cash we invested in personnel and payments made to third party vendors to support the anticipated growth and infrastructure of our business.  These payments included costs of operations, sales and marketing efforts, IT infrastructure development, security and administrative costs.  Compared to the six months ended June 30, 2016, our operating cash flows for the six months ended June 30, 2017 (before the impact of changes in working capital balances) were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the six months ended June 30, 2017 changed by $408.8 million due to the impact of changes in funds held for clients and were further impacted by a $2.4 million decrease in cash used for outflows related to property and equipment.

Financing Activities

Cash flows from financing activities changed by $408.8 million due to the impact of changes in client funds obligation, which is due to the timing of receipts from our clients and payments to our client’s employees.  Financing cash flows were also impacted by an additional $15.0 million in withholding taxes paid related to net share settlements, increased open market purchases of common stock of $11.7 million, increased payment of debt issuance costs of $0.1 million and increased principal payments of $0.1 million, partially offset by proceeds of long-term debt of $1.5 million to finance the ongoing construction of our fourth headquarters building.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of New Accounting Pronouncement

Discussion of newly adopted accounting pronouncements can be found in Note 2 in “Part 1, Financial Information – Item 1. Financial Statements” in this report.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income to Adjusted EBITDA:
Net income	$14,221	$10,421	$39,835	$29,009
Interest expense	281	170	538	481
Provision for income taxes	(5,264)	5,529	7,625	15,368
Depreciation and amortization	4,707	3,209	8,993	6,118
EBITDA	13,945	19,329	56,991	50,976
Non-cash stock-based compensation expense	13,839	3,269	17,527	4,622
Adjusted EBITDA	$27,784	$22,598	$74,518	$55,598

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income to non-GAAP net income:
Net income	$14,221	$10,421	$39,835	$29,009
Non-cash stock-based compensation expense	13,839	3,269	17,527	4,622
Income tax effect on non-GAAP adjustment	(12,883)	(1,258)	(14,479)	(1,762)
Non-GAAP net income	$15,177	$12,432	$42,883	$31,869

Weighted average shares outstanding:
Basic	57,898,914	57,591,556	57,623,107	57,362,232
Diluted	58,816,442	58,697,229	58,817,181	58,707,213

Non-GAAP net income per share, basic	$0.26	$0.22	$0.74	$0.56
Non-GAAP net income per share, diluted	$0.26	$0.21	$0.73	$0.54

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.24	$0.18	$0.69	$0.50
Non-cash stock-based compensation expense	0.24	0.06	0.30	0.09
Income tax effect on non-GAAP adjustment	(0.22)	(0.02)	(0.25)	(0.03)
Non-GAAP net income per share, basic	$0.26	$0.22	$0.74	$0.56

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.24	$0.18	$0.67	$0.49
Non-cash stock-based compensation expense	0.24	0.05	0.30	0.08
Income tax effect on non-GAAP adjustment	(0.22)	(0.02)	(0.24)	(0.03)
Non-GAAP net income per share, diluted	$0.26	$0.21	$0.73	$0.54

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $68.1 million as of June 30, 2017. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2017, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2017(2)	29,948	$57.74	29,948	$48,300,000
May 1 - 31, 2017(3)	192,560	$64.13	192,560	$35,900,000
June 1 - 30, 2017(4)	237,651	$67.67	237,651	$19,800,000
Total	460,159		460,159

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

(2)	Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(3)	Includes 91,274 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(4)	Includes 103,907 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514122537/d609623dex31.htm

3.2

Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). https://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex32_560.htm

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514122537/d609623dex41.htm

4.2

Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex43.htm

4.3

Joinder to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015004189/payc-ex46_20150331350.htm

4.4

Amendment No. 1 to the Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of May 13, 2015 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015006677/payc-ex47_102.htm

4.5

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and the Mackesy Family Foundation, dated as of May 27, 2015 (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex49_182.htm

4.6

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Anthony & Christie de Nicola Foundation, dated as of August 13, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex411_400.htm

4.7

Amendment No. 2 to Registration Rights Agreement, by and between Paycom Software, Inc. and each of the signatories thereto, dated as of September 15, 2015 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex412_177.htm

4.8

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and The Swani Family Foundation, dated as of October 13, 2015 (incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex414_179.htm

4.9

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Paul & Anne-Marie Queally Family Foundation, dated as of October 13, 2015 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex416_183.htm

4.10

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Scully Family Charitable Foundation, dated as of December 2, 2015 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 22, 2016.) http://www.sec.gov/Archives/edgar/data/1590955/000156459016013001/payc-ex418_608.htm

Exhibit No.	Description

10.1

Form of Time and Market-Based Vesting Restricted Stock Award Agreement (CEO) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-

K dated April 26, 2017, filed with the SEC on April 27, 2017). http://www.sec.gov/Archives/edgar/data/1590955/000119312517141138/d374359dex101.htm

10.2

Form of Time and Market-Based Vesting Restricted Stock Award Agreement (Executives) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017, filed with the SEC on April 27, 2017). http://www.sec.gov/Archives/edgar/data/1590955/000119312517141138/d374359dex102.htm

10.3

First Amendment to the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2017, filed with the SEC on May 4, 2017). http://www.sec.gov/Archives/edgar/data/1590955/000119312517158984/d386294dex101.htm

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_7.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_8.htm

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: August 2, 2017	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2017	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)