Form 10-Q
period 2017-09-30
Paycom Software, Inc.
filed 2017-11-02
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 25, 2017, there were 59,196,119 shares of common stock, par value of $0.01 per share, outstanding, including 931,998 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$66,610	$60,158
Accounts receivable	1,444	1,339
Prepaid expenses	5,705	4,475
Inventory	750	675
Income tax receivable	9,247	692
Current assets before funds held for clients	83,756	67,339
Funds held for clients	792,734	858,244
Total current assets	876,490	925,583
Property and equipment, net	133,765	96,848
Deposits and other assets	1,341	1,215
Goodwill	51,889	51,889
Intangible assets, net	1,011	1,871
Deferred income tax assets, net	5,440	1,207
Total assets	$1,069,936	$1,078,613
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,505	$3,737
Accrued commissions and bonuses	6,782	8,003
Accrued payroll and vacation	9,096	4,769
Deferred revenue	6,526	5,230
Current portion of long-term debt	1,152	1,113
Accrued expenses and other current liabilities	18,817	17,798
Current liabilities before client funds obligation	44,878	40,650
Client funds obligation	792,734	858,244
Total current liabilities	837,612	898,894
Long-term deferred revenue	41,841	34,481
Net long-term debt, less current portion	33,218	28,711
Total long-term liabilities	75,059	63,192
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 59,953,932 and 58,453,283 shares issued at September 30, 2017 and December 31, 2016, respectively; 58,131,606 and 57,331,022 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	599	585
Additional paid-in capital	129,770	95,452
Retained earnings	124,350	70,448
Treasury stock, at cost (1,822,326 and 1,122,261 shares at September 30, 2017 and December 31, 2016, respectively)	(97,454)	(49,958)
Total stockholders' equity	157,265	116,527
Total liabilities and stockholders' equity	$1,069,936	$1,078,613

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Recurring	$99,498	$75,857	$313,763	$237,253
Implementation and other	1,789	1,468	5,259	4,078
Total revenues	101,287	77,325	319,022	241,331
Cost of revenues
Operating expenses	15,324	13,227	46,019	34,491
Depreciation and amortization	2,502	1,521	6,829	4,093
Total cost of revenues	17,826	14,748	52,848	38,584
Administrative expenses
Sales and marketing	35,542	29,274	106,460	82,702
Research and development	8,112	6,232	23,004	14,294
General and administrative	25,967	24,457	70,450	54,883
Depreciation and amortization	2,403	2,032	7,069	5,578
Total administrative expenses	72,024	61,995	206,983	157,457
Total operating expenses	89,850	76,743	259,831	196,041
Operating income	11,437	582	59,191	45,290
Interest expense	(220)	(252)	(758)	(733)
Other income (expense), net	118	(213)	362	(63)
Income before income taxes	11,335	117	58,795	44,494
Provision for income taxes	(2,732)	(6,081)	4,893	9,287
Net income	$14,067	$6,198	$53,902	$35,207
Earnings per share, basic	$0.24	$0.11	$0.93	$0.61
Earnings per share, diluted	$0.24	$0.10	$0.91	$0.59
Weighted average shares outstanding:
Basic	58,003,222	57,819,734	57,751,204	57,515,846
Diluted	58,873,502	58,907,281	58,839,771	58,793,479

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$53,902	$35,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,898	9,671
Amortization of debt issuance costs	92	96
Net loss on disposition of property and equipment	21	230
Stock-based compensation expense	31,757	18,742
Deferred income taxes, net	(4,233)	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	(105)	875
Prepaid expenses	(1,230)	(460)
Inventory	(75)	963
Deposits and other assets	(126)	276
Accounts payable	(1,463)	(3,658)
Income taxes, net	(8,555)	2,427
Accrued commissions and bonuses	(1,221)	(3,306)
Accrued payroll and vacation	4,327	3,782
Deferred revenue	8,656	7,849
Accrued expenses and other current liabilities	(3,225)	3,241
Net cash provided by operating activities	92,420	74,435
Cash flows from investing activities
Net change in funds held for clients	65,510	103,662
Purchases of property and equipment	(42,926)	(32,130)
Net cash provided by investing activities	22,584	71,532
Cash flows from financing activities
Proceeds from issuance of long-term debt	5,440	5,000
Repurchases of common stock	(19,391)	(8,379)
Withholding taxes paid related to net share settlement	(28,105)	(14,396)
Principal payments on long-term debt	(843)	(702)
Net change in client funds obligation	(65,510)	(103,662)
Payment of debt issuance costs	(143)	(46)
Net cash used in financing activities	(108,552)	(122,185)
Increase in cash and cash equivalents	6,452	23,782
Cash and cash equivalents
Beginning of period	60,158	50,714
End of period	$66,610	$74,496

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of September 30, 2017 and December 31, 2016, our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 and our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K that was filed with the SEC on February 21, 2017.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements for the year ended December 31, 2016, included in the Annual Report on Form 10-K that was filed with the SEC on February 21, 2017.

Adoption of New Accounting Pronouncement

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” to simplify the subsequent measurement of goodwill.  Under this new guidance, Step 2 of the goodwill impairment test is eliminated, including elimination of the requirement to perform Step 2 for any reporting unit with a zero or negative carrying amount that failed a qualitative assessment.  This standard should be applied on a prospective basis with the nature of and reason for the change in accounting principle disclosed upon transition.  The standard is effective in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted this guidance for the annual goodwill impairment test we performed as of June 30, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include income taxes, contingencies, the useful life of property and equipment and intangible assets, the life of our customer relationships, the fair value of our stock-based awards and the fair value of our financial instruments, intangible assets and goodwill. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under the circumstances. As such, actual results could materially differ from these estimates.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Seasonality

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

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

As of September 30, 2017 and December 31, 2016, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  These investments are shown in the consolidated balance sheets as funds held for clients and are classified as a current asset because the funds are held solely to satisfy the client funds obligation.

The offsetting liability for the tax filings is shown as client funds obligation.  The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients.  The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of April 1, 2016, the interest income earned on funds held for clients is recorded in recurring revenues.  Prior to April 1, 2016, the interest income earned on these funds was recorded in other income, net in the unaudited consolidated statements of income.

Stock Repurchase Plan

On May 26, 2016, we announced that our Board of Directors approved a stock repurchase plan under which we were authorized to purchase (in the aggregate) up to $50.0 million of our issued and outstanding common stock, par value $0.01 per share, over a 24 month period. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations. During the three months ended September 30, 2016, we repurchased an aggregate of 402,626 shares of our common stock under the repurchase plan at an average cost of $47.90 per share, including 302,424 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.  During the nine months ended September 30, 2016, we repurchased an aggregate of 487,755 shares of our common stock under the repurchase plan at an average cost of $46.69 per share, including 302,424 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.

On February 8, 2017, we announced that our Board of Directors amended and extended this stock repurchase plan, such that we were authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019. During the three months ended September 30, 2017, we repurchased an aggregate of 239,906 shares of our common stock under the repurchase plan at an average cost of $72.26 per share, including 179,766 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.  During the nine months ended September 30, 2017, we repurchased an aggregate of 700,065 shares of our common stock under the repurchase plan at an average cost of $67.85 per share, including 404,895 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

goods or services. The FASB has since issued several additional amendments to this guidance. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP.  The amended standard is effective for periods beginning after December 15, 2017 and early adoption is permitted but no earlier than for reporting periods beginning after December 31, 2016. The Company is nearing completion of the assessment phase with respect to the adoption of the standard but has not yet fully determined the impact of the new guidance on its consolidated financial statements; however, we expect the new standard will have a material impact on the manner in which we account for certain costs to acquire new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to implementation services performed), which are currently expensed as they are incurred. Generally, as it relates to these types of costs, the provisions of the new standard will result in the deferral of these costs on the consolidated balance sheets and subsequently the amortizing of these costs to the consolidated statements of income over the expected life of our customer relationships, which we have determined to be an average of 10 years. Further, we are finalizing the impact of our conclusion on implementation services containing an implied performance obligation in the form of a material right to the customer.  We believe the impact of this conclusion on the recognition of implementation revenues will be minimal, and will result in accounting for these revenues consistent with our current accounting policy.  We expect to adopt this new standard using the full retrospective method and will complete our implementation process prior to the adoption of this ASU on January 1, 2018.

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30,	December 31,
	2017	2016
Property and equipment
Buildings	$60,135	$48,250
Software and capitalized software costs	36,493	23,879
Computer equipment	25,304	18,987
Rental clocks	12,308	10,669
Furniture, fixtures and equipment	7,333	6,695
Leasehold improvements	730	680
	142,303	109,160
Less: accumulated depreciation and amortization	(48,376)	(35,833)
	93,927	73,327
Construction in progress	30,845	14,528
Land	8,993	8,993
Property and equipment, net	$133,765	$96,848

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification (“ASC”) Topic 350-40.  For the three and nine months ended September 30, 2017, we capitalized $4.6 million and $11.0 million, respectively, of computer software development costs related to software developed for internal use.  For the three and nine months ended September 30, 2016, we capitalized $2.9 million and $6.6 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Included in the construction in progress balance at September 30, 2017 and December 31, 2016 is $2.0 million and $1.1 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three and nine months ended September 30, 2017, we incurred interest costs of $0.4 million and $1.2 million, respectively, of which we capitalized $0.3 million and $0.5 million, respectively.  For the three and nine months ended September 30, 2016, we incurred interest costs of $0.3 million and $1.0 million, respectively, of which we capitalized $0.1 million and $0.3 million, respectively.

Depreciation and amortization expense for property and equipment, net was $4.8 million and $13.0 million, respectively, for the three and nine months ended September 30, 2017.  Depreciation and amortization expense for property and equipment, net was $3.2 million and $8.5 million, respectively, for the three and nine months ended September 30, 2016.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  As of September 30, 2017 and December 31, 2016, we had goodwill of $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2017.  For the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets:

	September 30, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	4.8	3,194	(2,183)	1,011
Total		$3,194	$(2,183)	$1,011

	December 31, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	0.5	$13,997	$(13,297)	$700
Trade name	5.5	3,194	(2,023)	1,171
Total		$17,191	$(15,320)	$1,871

The weighted average remaining useful life of our intangible assets was 4.8 years as of September 30, 2017.  Amortization of intangible assets for the three and nine months ended September 30, 2017 was $0.1 million and $0.9 million, respectively.  Amortization of intangible assets for the three and nine months ended September 30, 2016 was $0.4 million and $1.2 million, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
Net term note to bank due May 30, 2021	$24,245	$24,950
Net term note to bank due August 31, 2023	4,784	4,874
Construction loan	5,341	—
Total long-term debt (including current portion)	34,370	29,824
Less: Current portion	(1,152)	(1,113)
Total long-term debt, net	$33,218	$28,711

As of September 30, 2017, our indebtedness consisted of (i) a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank (the “2021 Consolidated Loan”), (ii) an 84-month term loan from Kirkpatrick Bank (the “2023 Term Loan”), which we obtained by converting the $5.0 million outstanding principal balance of a construction loan that was used to partially finance the construction of our third headquarters building (the “2015 Construction Loan”), and (iii) a construction loan from Kirkpatrick Bank, which was used to finance the new parking garage and is available to finance the ongoing construction of a fourth headquarters building (the “2016 Construction Loan”).

The 2021 Consolidated Loan matures on May 30, 2021.  Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum.  The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2021 Consolidated Loan includes certain financial covenants, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis.  We were in compliance with all of these covenants as of September 30, 2017.

We entered into the 2015 Construction Loan with Kirkpatrick Bank on May 13, 2015 and converted the outstanding principal balance into the 2023 Term Loan on August 1, 2016.  The 2015 Construction Loan allowed us to borrow a maximum aggregate principal amount equal to the lesser of (i) $11.0 million or (ii) 80% of the appraised value of the constructed property.  The 2023 Term Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  Interest on the 2023 Term Loan is payable monthly and accrues at a fixed rate of 3.4% per annum.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of these covenants as of September 30, 2017.

We entered into the 2016 Construction Loan with Kirkpatrick Bank on August 2, 2016.  As of September 30, 2017, there was $5.3 million outstanding under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted into an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

As of September 30, 2017 and December 31, 2016, the carrying value of our total long-term debt, including current portion, was $34.4 million and $29.8 million, respectively, which approximated its fair value as of both dates. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

6.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 21 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $0.7

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

million and $2.8 million for the three and nine months ended September 30, 2017, respectively.  Matching contributions amounted to $0.9 million and $2.5 million for the three and nine months ended September 30, 2016, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to IRS limits. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  Eligible employees purchased 61,021 and 90,571 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2017 and 2016, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.  Our compensation expense related to the ESPP was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016.

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

We did not have any financial instruments that were measured on a recurring basis at either September 30, 2017 or December 31, 2016.

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

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following is a reconciliation of net income and the number of shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income	$14,067	$6,198	$53,902	$35,207
Less: income allocable to participating securities	(39)	(47)	(149)	(271)
Income allocable to common shares	$14,028	$6,151	$53,753	$34,936
Add back: undistributed earnings allocable to participating securities	$39	$47	$149	$271
Less: undistributed earnings reallocated to participating securities	(38)	(47)	(146)	(271)
Numerator for diluted earnings per share	$14,029	$6,151	$53,756	$34,936
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455	50,315,455	50,315,455
Weighted average common shares repurchased	(1,675,171)	(329,586)	(1,360,203)	(117,296)
Adjustment for vested restricted stock	9,362,938	7,833,865	8,795,952	7,317,687
Shares for calculating basic earnings per share	58,003,222	57,819,734	57,751,204	57,515,846
Dilutive effect of unvested restricted stock	870,280	1,087,547	1,088,567	1,277,633
Shares for calculating diluted earnings per share	58,873,502	58,907,281	58,839,771	58,793,479
Earnings per share:
Basic	$0.24	$0.11	$0.93	$0.61
Diluted	$0.24	$0.10	$0.91	$0.59

9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of the Company’s stock-based compensation awards, including information related to vesting terms and service and performance conditions.

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2017:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2016	1,429,514	$20.56	738,425	$28.68
Granted	309,526	$60.00	314,021	$48.63
Vested	(624,710)	$6.85	(875,939)	$32.49
Forfeited	(86,413)	$38.71	(23,811)	$35.75
Unvested shares of restricted stock outstanding at September 30, 2017	1,027,917	$39.24	152,696	$46.76

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

On April 26, 2017, we issued an aggregate of 613,677 shares of restricted stock under the Paycom Software Inc. 2014 Long-Term Incentive Plan (the “LTIP”) to our executive officers and certain other employees.  Certain shares of restricted stock are subject to market-based vesting conditions and certain shares of restricted stock are subject to time-based vesting conditions.  Shares subject to market-based vesting conditions will vest 50% if the Company’s Total Enterprise Value (as defined in the applicable restricted stock award agreement) equals or exceeds $4.15 billion and 50% if the Company’s Total Enterprise Value (“TEV”) equals or exceeds $4.45 billion.  Shares subject to market-based vesting conditions will be forfeited if they do not vest within six years of the date of grant.  Shares subject to time-based vesting conditions will vest over periods ranging from 2 to 5 years.

On May 1, 2017, we issued an aggregate of 9,870 shares of restricted stock under the LTIP to members of our board of directors.  Such shares of restricted stock will cliff-vest on the seventh (7th) day following the first (1st) anniversary of the grant date, provided that the director is providing services to the Company through the applicable vesting date.

The following table summarizes market-based stock vesting activity during the nine months ended September 30, 2017, the associated compensation cost recognized in connection with the vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $3.5 billion)	May 13, 2017	229,075	$2.9 million	91,274
Market-based (TEV = $3.9 billion)	June 20, 2017	248,250	$5.2 million	103,907
Market-based (TEV = $4.15 billion)	August 25, 2017	153,764	$5.5 million	65,309
Market-based (TEV = $4.2 billion)	September 7, 2017	244,850	$4.2 million	102,548

1 All shares withheld to satisfy tax withholding obligations are held as treasury stock.

For the three and nine months ended September 30, 2017, our total compensation expense related to restricted stock was $14.3 million and $31.8 million, respectively.  For the three and nine months ended September 30, 2016, our total compensation expense related to restricted stock was $14.3 million and $18.9 million, respectively.  There was $38.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of September 30, 2017. The unrecognized compensation cost for the restricted shares is expected to be recognized over a weighted average period of 2.0 years as of September 30, 2017.

We capitalized stock-based compensation costs related to software developed for internal use of $1.3 million and $2.6 million for the three and nine months ended September 30, 2017, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of $1.1 million and $1.4 million for the three and nine months ended September 30, 2016, respectively.

10.	RELATED-PARTY TRANSACTIONS

Our Chief Sales Officer owned a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP, a Texas limited partnership, until April 2016.  For the period under his ownership during 2016, we paid rent on our Dallas office space to 417 Oakbend, LP in the amount of $0.1 million.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2018 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. We had $1.1 million and $1.1 million, as of September 30, 2017 and December 31, 2016, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three and nine months ended September 30, 2017 was $1.4 million and $4.3 million, respectively.  Rent expense under operating leases for the three and nine months ended September 30, 2016 was $1.5 million and $4.2 million, respectively.

12.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  We recognized an income tax benefit of $2.7 million for the three months ended September 30, 2017, as compared to a $6.1 million tax benefit for the three months ended September 30, 2016.  Income tax expense decreased to $4.9 million for the nine months ended September 30, 2017 from $9.3 million for the nine months ended September 30, 2016.  Our effective income tax rate was 8.3% and 20.9% for the nine months ended September 30, 2017 and 2016, respectively.  The lower effective income tax rate for the nine months ended September 30, 2017 and the income tax benefit for the three months ended September 30, 2017 are primarily a result of the recognition of excess tax benefits from the vesting of share-based payment awards.  We recognized a discrete adjustment related to excess tax benefits to income tax expense of $6.9 million and $15.1 million for the three and nine months ended September 30, 2017, respectively.

13.	SUBSEQUENT EVENTS

On October 13, 2017, the Company’s TEV reached $4.45 billion, resulting in the vesting of approximately 138,490 shares of restricted stock.  In connection with this vesting, the Company recognized approximately $4.3 million of compensation cost, and withheld 57,916 shares to satisfy tax withholding obligations for certain employees.  All shares withheld to satisfy tax withholding obligations are held as treasury stock.

On October 30, 2017, our Board of Directors amended and extended the stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $75 million of common stock over a 24-month period.  The stock repurchase plan will expire on October 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2017, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2017 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2016, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than share and per share amounts, are in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to the Company’s estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the impact of future regulatory, judicial or legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to expand our corporate headquarters within an expected timeframe; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development; our plans to purchase shares of our common stock through a stock repurchase plan; and the anticipated impact of recent hurricanes on our operating results in future periods.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “should,” “would,” “might,” “plan,” “expect,” “potential,” “possible,” “project,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and in our other reports filed with the SEC. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2017.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.  During the first nine months of 2017, we opened new sales offices in Milwaukee, Richmond and Long Island.  The opening of these three new offices brings our total number of sales teams to 45 sales teams located in 25 states.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.

Our continued growth depends on attracting new clients through further penetration of our existing markets, geographic expansion and the introduction of new applications to our existing client base.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing program includes email campaigns, social and digital media, search engine marketing methods, tradeshows and outbound marketing including TV and print advertising.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers and webinars.

Growth Outlook and Opportunities

As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from payroll processing, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  Client adoption of new applications has been a significant factor in our revenue growth over the last three years and we expect that the continuation of this trajectory will depend, in part, on the introduction of new applications to our existing client base.  Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) opening sales offices in new metropolitan areas and (ii) continuing to expand our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets.

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

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the nine months ended September 30, 2017 and 2016, our total gross margins were approximately 83% and 84%, respectively. Although our gross margins may fluctuate from quarter-to-quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2017		2016		% Change	2017		2016		% Change
Revenues
Recurring	$99,498	98.2%	$75,857	98.1%	31%	$313,763	98.4%	$237,253	98.3%	32%
Implementation and other	1,789	1.8%	1,468	1.9%	22%	5,259	1.6%	4,078	1.7%	29%
Total revenues	101,287	100.0%	77,325	100.0%	31%	319,022	100.0%	241,331	100.0%	32%
Cost of revenues
Operating expenses	15,324	15.1%	13,227	17.1%	16%	46,019	14.4%	34,491	14.4%	33%
Depreciation and amortization	2,502	2.5%	1,521	1.9%	64%	6,829	2.1%	4,093	1.7%	67%
Total cost of revenues	17,826	17.6%	14,748	19.0%	21%	52,848	16.5%	38,584	16.1%	37%
Administrative expenses
Sales and marketing	35,542	35.1%	29,274	37.9%	21%	106,460	33.4%	82,702	34.3%	29%
Research and development	8,112	8.0%	6,232	8.1%	30%	23,004	7.3%	14,294	5.9%	61%
General and administrative	25,967	25.6%	24,457	31.6%	6%	70,450	22.1%	54,883	22.7%	28%
Depreciation and amortization	2,403	2.4%	2,032	2.6%	18%	7,069	2.2%	5,578	2.3%	27%
Total administrative expenses	72,024	71.1%	61,995	80.2%	16%	206,983	65.0%	157,457	65.2%	31%
Total operating expenses	89,850	88.7%	76,743	99.2%	17%	259,831	81.5%	196,041	81.3%	33%
Operating income	11,437	11.3%	582	0.8%	1865%	59,191	18.5%	45,290	18.7%	31%
Interest expense	(220)	-0.2%	(252)	-0.3%	-13%	(758)	-0.2%	(733)	-0.3%	3%
Other income (expense), net	118	0.1%	(213)	-0.3%	-155%	362	0.1%	(63)	0.0%	-675%
Income before income taxes	11,335	11.2%	117	0.2%	9588%	58,795	18.4%	44,494	18.4%	32%
Provision for income taxes	(2,732)	-2.7%	(6,081)	-7.8%	-55%	4,893	1.5%	9,287	3.8%	-47%
Net income	$14,067	13.9%	$6,198	8.0%	127%	$53,902	16.9%	$35,207	14.6%	53%

Revenues

The increase in total revenues for the three and nine months ended September 30, 2017 from the three and nine months ended September 30, 2016, was due to several factors, including (i) the addition of new clients in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that reached maturity during the first half of 2017, (ii) contributions from the six new sales offices opened in the first three quarters of 2016 that are progressing to maturity, (iii) the sale of additional applications to our existing clients, (iv) the strong performance of our tax forms filing business,  (v) the addition of  larger clients and (vi) growth in our clients’ employee headcounts as a result of favorable economic conditions.  Nonetheless, the magnitude of the increases in revenues for the three and nine months ended September 30, 2017 was tempered as a result of the hurricanes that hit Texas and Florida in August and September.  In particular, we noted certain newly signed clients delayed implementation of our solution, and we experienced some disruption to our prospecting and conversion efforts in the affected areas.  We continue to evaluate the impact, if any, that such business disruptions may have on our operating results for the fourth quarter.

Expenses

Cost of Revenues

The increase in cost of revenues for the three months ended September 30, 2017 was primarily due to a $1.8 million increase in employee-related expenses, which consisted of a $1.6 million increase in expenses attributable to growth in the number of operating personnel and a $0.2 million increase in stock-based compensation expense.  Additionally, shipping fees and ACH fees each increased $0.1 million in connection with increased sales.  Depreciation and amortization expense increased $1.0 million, or 64%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new headquarters building that was not in service in the prior year period.

The increase in cost of revenues for the nine months ended September 30, 2017 was primarily due to a $10.1 million increase in employee-related expenses, which consisted of an $8.6 million increase in expenses attributable to growth in the number of operating personnel and a $1.5 million increase in stock-based compensation expense.  Additionally, shipping fees and ACH fees increased $0.9 million and $0.7 million, respectively, in connection with increased sales.  Depreciation and amortization expense increased $2.7 million, or 67%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new headquarters building that was not in service in the prior year period.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2017, sales and marketing expense increased from the comparable prior year period primarily due to a $4.9 million increase in employee-related expenses, including commissions and bonuses, a $1.0 million increase in marketing and advertising expense and a $0.4 million increase in stock-based compensation expense.

During the nine months ended September 30, 2017, sales and marketing expense increased from the comparable prior year period primarily due to a $21.0 million increase in employee-related expenses, including commissions and bonuses, a $1.8 million increase in stock-based compensation expense and a $1.0 million increase in marketing and advertising expense.

Research and Development

During the three months ended September 30, 2017, research and development expense increased from the comparable prior year period primarily due to a $1.6 million increase in expenses related to growth in the number of research and development personnel and a $0.2 million increase in stock-based compensation expense.

During the nine months ended September 30, 2017, research and development expense increased from the comparable prior year period, primarily due to a $7.9 million increase in expenses related to growth in the number of research and development personnel and a $0.8 million increase in stock-based compensation expense.

As we continue the ongoing development of our platform and product offerings, we generally expect research and development expenses (exclusive of stock-based compensation) to continue to increase, particularly as we hire more personnel to support our growth.  While we expect this trend to continue on an absolute dollar basis and as a percentage of total revenues, we also anticipate the rate of increase to decline over time as we leverage our growth and realize additional economies of scale.  As is customary for our business, we also expect fluctuations in research and development expense as a percentage of revenue on a quarter-to-quarter basis due to seasonal revenue trends, the amount and timing of research and development costs that may be capitalized and the timing of onboarding new hires and restricted stock vesting events.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Capitalized portion of research and development	$4,665	$2,898	$11,048	$6,605
Expensed portion of research and development	8,112	6,232	23,004	14,294
Total research and development costs	$12,777	$9,130	$34,052	$20,899

General and Administrative

During the three months ended September 30, 2017, general and administrative expense increased from the comparable prior year period due to a $2.8 million increase in employee-related expenses, which were partially offset by a $0.8 million decrease in stock-based compensation and a $0.5 million decrease in accounting and legal costs.

During the nine months ended September 30, 2017, general and administrative expense increased from the comparable prior year period due to an $8.8 million increase in stock-based compensation expense and an $8.1 million increase in employee-related expenses, which were partially offset by a $1.4 million decrease in accounting and legal costs.

Depreciation and Amortization

During the three and nine months ended September 30, 2017, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new building that was not in service in the prior year periods.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Non-cash stock-based compensation expense:
Operating expenses	$1,488	$1,311	$3,199	$1,725
Sales and marketing	2,019	1,654	4,511	2,723
Research and development	734	496	1,514	676
General and administrative	9,986	10,774	22,530	13,733
Total non-cash stock-based compensation expense	$14,227	$14,235	$31,754	$18,857

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $66.6 million. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and borrowings under our loans. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, all purchases under our stock repurchase plans were paid for from available cash.

Recent Liquidity Developments

Stock Repurchase Plan.  On February 8, 2017, we announced that our Board of Directors amended and extended our stock repurchase plan originally announced on May 26, 2016, such that we were authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.  On October 30, 2017, our Board of Directors again amended and extended the stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $75 million of common stock over a 24-month period.  The stock repurchase plan will expire on October 30, 2019.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.

During the nine months ended September 30, 2017, we repurchased an aggregate of 700,065 shares of common stock for an aggregate cost of $47.5 million, including 404,895 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees, as discussed below.

Withholding Shares to Cover Taxes.  During the nine months ended September 30, 2017, we withheld 404,895 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in an expenditure of $28.1 million in cash and, as such, we subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Borrowings

2021 Consolidated Loan. As of September 30, 2017, we had a term note under the 2021 Consolidated Loan due to Kirkpatrick Bank that matures on May 30, 2021 (the “2021 Consolidated Loan”) with an outstanding principal balance of $24.2 million. Under the 2021 Consolidated Loan, interest is payable monthly and accrues at a fixed rate of 4.75% per annum. The 2021 Consolidated Loan is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.

We are required to comply with certain financial and non-financial covenants under the 2021 Consolidated Loan, including maintaining a fixed charge coverage ratio of EBITDA to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.2 to 1.0, which is measured on a quarterly basis. Further, until amounts under the 2021 Consolidated Loan are repaid, we may not, subject to certain exceptions, (i) create any mortgages or liens, (ii) make any loans, advances or extensions of credit with certain affiliates or enter into any other transactions with certain affiliates, (iii) lease any mortgaged property, (iv) make any distributions as long as an event of default exists, (v) make any material change in methods of accounting, (vi) enter into any sale and leaseback arrangement, (vii) amend, modify, restate, cancel or terminate our organizational documents, (viii) sell, transfer or convey any mortgaged property or (ix) incur funded outside debt. An event of default under the 2021 Consolidated Loan includes, among other events, (i) failure to pay principal or interest when due, (ii) breaches of certain covenants, (iii) any failure to meet the required financial covenants and (iv) an institution of bankruptcy, reorganization, liquidation or receivership.  As of September 30, 2017, we were in compliance with all of the covenants under the 2021 Consolidated Loan.

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

At September 30, 2017, the principal balance outstanding on the 2023 Term Loan was $4.8 million.  The 2023 Term Loan matures on August 31, 2023 and is secured by a mortgage covering our headquarters and certain personal property relating to our headquarters.  The 2023 Term Loan includes the same covenants as those disclosed above with respect to the 2021 Consolidated Loan.  We were in compliance with all of the covenants as of September 30, 2017.

2016 Construction Loan.  On August 2, 2016, we entered into a new construction loan with Kirkpatrick Bank, which is available to finance the ongoing construction of a fourth headquarters building and a recently completed new parking garage (the “2016 Construction Loan”).  As of September 30, 2017, there was $5.3 million outstanding under the 2016 Construction Loan.  The 2016 Construction Loan allows us to borrow a maximum aggregate principal amount equal to the lesser of (i) $28.6 million or (ii) 80% of the appraised value of the constructed properties.  The 2016 Construction Loan matures on the earlier of the completion of construction or February 2, 2019, with interest accruing at the greater of (i) the prime rate, plus 50 basis points or (ii) 4.0%.  At maturity, the outstanding principal balance of the 2016 Construction Loan, if any, will be automatically converted to an 84-month term loan that will accrue fixed interest at the prevailing 7/20 London Interbank Offered Rate swap interest rate in effect as of the commencement date, plus 225 basis points.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$92,420	$74,435	$17,985
Investing activities	22,584	71,532	(48,948)
Financing activities	(108,552)	(122,185)	13,633
Change in cash and cash equivalents	$6,452	$23,782	$(17,330)

Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2017 primarily consisted of payments received from our customers and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of cash we invested in personnel and payments made to third party vendors to support the anticipated growth and infrastructure of our business.  These payments included costs of operations, sales and marketing efforts, IT infrastructure development, security and administrative costs.  Compared to the nine months ended September 30, 2016, our operating cash flows for the nine months ended September 30, 2017 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the nine months ended September 30, 2017 changed by $48.9 million due to the impact of changes in funds held for clients and were further impacted by a $10.8 million increase in cash used for purchases of property and equipment, primarily as a result of the ongoing construction of our fourth headquarters building.

Financing Activities

Cash flows from financing activities changed by $13.6 million due to the impact of changes in client funds obligation, which is due to the timing of receipts from our clients and payments to our client’s employees.  Financing cash flows were also impacted by an additional $13.7 million in withholding taxes paid related to net share settlements, an $11.0 million increase in open market purchases of common stock, a $0.1 million increase in payment of debt issuance costs and a $0.1 million increase in principal payments on long-term debt, partially offset by a $0.4 million increase in proceeds from issuance of long-term debt to finance the ongoing construction of our fourth headquarters building.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of New Accounting Pronouncement

Discussion of newly adopted accounting pronouncements can be found in Note 2 in “Part I, Financial Information – Item 1. Financial Statements” in this report.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income to Adjusted EBITDA:
Net income	$14,067	$6,198	$53,902	$35,207
Interest expense	220	252	758	733
Provision for income taxes	(2,732)	(6,081)	4,893	9,287
Depreciation and amortization	4,905	3,553	13,898	9,671
EBITDA	16,460	3,922	73,451	54,898
Non-cash stock-based compensation expense	14,227	14,235	31,754	18,857
Adjusted EBITDA	$30,687	$18,157	$105,205	$73,755

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income to non-GAAP net income:
Net income	$14,067	$6,198	$53,902	$35,207
Non-cash stock-based compensation expense	14,227	14,235	31,754	18,857
Income tax effect on non-GAAP adjustment	(11,296)	(11,472)	(25,775)	(13,234)
Non-GAAP net income	$16,998	$8,961	$59,881	$40,830

Weighted average shares outstanding:
Basic	58,003,222	57,819,734	57,751,204	57,515,846
Diluted	58,873,502	58,907,281	58,839,771	58,793,479

Earnings per share basic	$0.24	$0.11	$0.93	$0.61
Earnings per share diluted	$0.24	$0.10	$0.91	$0.59
Non-GAAP net income per share, basic	$0.29	$0.15	$1.04	$0.71
Non-GAAP net income per share, diluted	$0.29	$0.15	$1.02	$0.69

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.24	$0.11	$0.93	$0.61
Non-cash stock-based compensation expense	0.24	0.24	0.55	0.33
Income tax effect on non-GAAP adjustment	(0.19)	(0.20)	(0.44)	(0.23)
Non-GAAP net income per share, basic	$0.29	$0.15	$1.04	$0.71

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.24	$0.10	$0.91	$0.59
Non-cash stock-based compensation expense	0.24	0.24	0.54	0.32
Income tax effect on non-GAAP adjustment	(0.19)	(0.19)	(0.43)	(0.22)
Non-GAAP net income per share, diluted	$0.29	$0.15	$1.02	$0.69

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $66.6 million as of September 30, 2017. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2017, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended
September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2017(2)	11,909	$67.64	11,909	$19,000,000
August 1 - 31, 2017(3)	125,449	$71.39	125,449	$10,000,000
September 1 - 30, 2017(2)	102,548	$73.86	102,548	$2,500,000
Total	239,906		239,906

(1)

Under a stock repurchase plan announced on May 26, 2016, we were authorized to purchase up to $50.0 million of our common stock prior to May 25, 2018.  On February 8, 2017, we announced that our Board of Directors amended and extended the stock repurchase plan, such that we were authorized to purchase up to an additional $50.0 million of our common stock.  On October 31, 2017, we announced that our Board of Directors amended and extended the stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $75 million of our common stock in open market purchases, privately negotiated transactions or by other means.  The stock repurchase plan will expire on October 30, 2019.

(2)	Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(3)	Includes 65,309 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

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

PAYCOM SOFTWARE, INC.

Date: November 2, 2017	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)