Form 10-K
period 2017-12-31
Paycom Software, Inc.
filed 2018-02-14
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

As of February 5, 2018, 59,182,715 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 1,381,416 shares of restricted stock. The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2017, the last day of registrant’s most recently completed second fiscal quarter, was approximately $3.3 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2017 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends  and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications, including Enhanced ACA; continued acceptance of Software–as-a-Service (“SaaS”) as an effective method for delivering human capital management (“HCM”) solutions and other business management applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to expand our corporate headquarters within an expected timeframe; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development; the expected impact on our consolidated financial statements of new accounting pronouncements; the expected impact of the Tax Cuts and Jobs Act of 2017; and our plans to repurchase shares of our common stock through a stock repurchase plan.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “expect,” “may,” “might,” “plan,” “would,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

Organizations need sophisticated, flexible and intuitive applications that can quickly adapt to their evolving HCM requirements, streamline their HR processes and systems and enable them to control costs. We believe that the HCM needs of most organizations are currently served either by multiple providers in an attempt to replicate a comprehensive SaaS product or, to a lesser extent, by legacy providers offering outdated on-premise products.  These approaches often result in challenges with system integration and data integrity, low scalability, high costs, extended delivery times and large up-front capital requirements.

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

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have over 20,000 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2017. We believe that as a result of our focus on client retention, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 91% from existing clients for each of the three years ended December 31, 2017, 2016 and 2015. We believe our revenue retention rate understates our client loyalty because this rate also includes former clients that were acquired or otherwise ceased operations.

We were founded in 1998. Since our founding, we have focused on providing an innovative SaaS HCM solution. As of December 31, 2017, we had 2,548 employees across the United States. For the years ended December 31, 2017, 2016 and 2015, our revenues were $433.0 million, $329.1 million and $224.7 million, respectively, representing year-over-year growth in revenues of approximately 32% and 47%, respectively. We currently derive the majority of our revenues from payroll processing. We are able to determine revenues from payroll processing because all of our clients are required to utilize our payroll application in order to access our other applications. We generally do not separately track our revenues across our other applications because we often sell applications in various groupings and configurations for a single price. We realized net income of $66.8 million, $43.8 million and $20.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Paycom Solution

We offer an end-to-end SaaS HCM solution that provides our clients and their employees with immediate access to accurate and secure information and analytics at any time from any location where internet is available. We believe that our solution delivers the following benefits:

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

Data Analytics and Business Intelligence

Our solution’s core system of record allows clients to strategically analyze comprehensive and accurate employee information to make informed business decisions based upon actionable, real-time analytics provided through our client dashboard. This functionality helps our clients operate with a more complete and accurate picture of their organization, as our solution’s embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from any location. These tools help clients reduce administrative and operational costs and better manage talent.

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology-savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service technology, employees can view real-time HR information, including pay stubs, W-2s and benefits information, as well as manage their schedules and vacation time and update W-4 contact information. Our mobile apps – available on both the App Store and Google Play – make it easier for employees to access their self-service information.  Our apps have fingerprint and facial recognition capabilities, aiding employers in their efforts to engage technology-savvy workers.  Our system also allows employers to engage their workforce through learning management courses and training paths, surveys and performance goals and reviews.

Personalized Support Provided by Trained Personnel

Our applications are supported by one-on-one personal assistance from trained specialists. Service specialists are assigned to specific clients and are trained across all of our applications, ensuring they provide comprehensive, expert-level service. Our client service is ISO 9001:2008 certified on the basis of its quality and consistency. We strive to provide our clients with high levels of service and support to ensure their continued use of our solution for all of their HCM needs. We have maintained high client satisfaction, as evidenced by an annual revenue retention rate of 91% from existing clients for each of the three years ended December 31, 2017, 2016 and 2015.

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

Scalability to Grow with our Clients

Our solution is highly scalable. We serve a diversified client base ranging in size from one employee to many thousands of employees, although our target client size range is 50 to 2,000 employees. We calculate the number of clients’ employees based on parent company grouping. Our clients are able to use the same solution while their businesses grow by deploying applications as-needed in real-time. Pricing is determined by employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow but retain fixed costs even if the client shrinks in size.

Efficient and Productive Research and Development

We believe that we benefit from a competitive advantage with our research and development investments, people and processes. Early investments in our proprietary, cloud-based architecture enable us to develop and deploy applications in a timely and cost-effective manner. We have also chosen to base our research and development team in Oklahoma and Texas, which we believe provides us with high-quality talent at a lower cost compared to other locations in the United States where there is more competition for technology talent. These strategic decisions have enabled us to have a highly productive research and development function.

Our Strategy for Growth

Our strategy is to continue to establish our solution as the HCM industry standard by increasing our presence in existing markets and expanding into additional markets.  We intend to open 10 to 14 new sales offices over the next two years as well as potentially expand over the longer term into international markets.  We will also execute our strategy for growth by targeting larger clients, as well as strengthening and extending our solution.

Increase Our Presence in Existing Markets

We believe a significant market opportunity exists to increase our presence within markets where we currently have a sales office.  Each sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to eight other sales professionals.  Although we have a sales office in 35 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2016 U.S. Census Bureau estimates, only five of these MSAs are currently served by multiple Paycom sales teams.  In addition to expanding into new markets, we plan to further penetrate and more effectively capture existing markets by adding sales offices and increasing the number of sales teams in such markets.  Since our initial public offering (“IPO”) in April 2014, we have expanded our presence within three MSAs that were already served by at least one Paycom sales team by opening new sales offices in Brooklyn, Chicago, Long Island and Pasadena.

Expand Into Additional Markets

We plan to continue expanding our sales capability by opening sales offices in certain metropolitan areas where we currently have no sales teams. Since our IPO in April 2014, we have expanded into eleven new markets by opening new sales offices in Cincinnati, Cleveland, Kansas City, Milwaukee, Nashville, Pittsburgh, Richmond, Sacramento, Salt Lake City, San Antonio, and Stamford.

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

Target Larger Clients

The average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. Based on our total revenues, we have grown at an approximately 42% CAGR from January 1, 2013 through December 31, 2017. Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of clients and to increase our revenues per client, with limited incremental cost to us. To further capitalize on this opportunity, we intend to continue targeting larger businesses opportunistically where our current sales model is effective.

Maintain Our Leadership in Innovation by Strengthening and Extending our Solution

Our ability to develop and deploy new applications and updates rapidly and cost-effectively has been integral to the results that we have achieved to date. We intend to continue extending the functionality and range of our solution in the future. Our development efforts are performed exclusively in-house and are heavily based upon proactive research and client input. We are focusing our investments on the development of new applications, enhancements and learning courses that are responsive to the needs of our clients, which are garnered through ongoing client interaction and collaboration.

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

Payroll

Payroll and Tax Management. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Our payroll application is automatically updated with changes in employee information and offers other time saving functionality such as batch editing and effective dating. Enhanced payroll grid functionality allows clients to automate and delegate payroll functions to accelerate the processes and build additional controls.  The application can be accessed at any time to make changes, run payroll and generate custom reports. We also help our clients by handling their payroll taxes and deposits, regulatory correspondence and amendments as well as assisting with penalty and interest disputes.

Paycom Pay. Our Paycom Pay application eliminates the tedious job of check reconciliation by issuing checks to our clients’ employees that clear from a Paycom bank account, which helps clients eliminate potential liability and simplifies the reconciliation process.

Expense Management. Our expense management application eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload receipts when submitting their expenses and access an expense dashboard where they can view the status of their submitted expenses.  Our native mobile app includes mileage tracker capability, allowing employers to more accurately track and manage employees’ mileage reimbursements that are then automatically updated within our expense management application.

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

Paycom Learning and Course Content. Our learning management application formalizes and standardizes our clients’ training processes. Employers can create customized content utilizing videos, presentations, quizzes and surveys. It provides employees with “anytime, anywhere” access to a central knowledge base where the employee can access content, share expertise and measure his or her professional development progress. In addition to providing the ability to create and upload custom content, we created and launched our own proprietary eLearning content.  Paycom Learning clients have immediate access to a library of Paycom-created learning courses, which  allow employers to educate their managers and employees quickly and consistently on foundational topics such as workplace violence, discrimination and harassment prevention.

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

Our Clients

We serve a diverse client base in terms of size and industry. We have over 20,000 clients, or approximately 11,000 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2017. We stored data for nearly 3.3 million persons employed by our clients during the year ended December 31, 2017.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications offered by our solution. Our talent acquisition and talent management applications compete primarily with Cornerstone OnDemand, Inc., Oracle Corporation, SAP SE and Workday, Inc. Our payroll applications, including payroll processing, compete primarily with Automatic Data Processing, Inc. (“ADP”), Ceridian HCM, Inc. (“Ceridian”), Concur Technologies, Inc., Intuit Inc., Paychex, Inc., Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our HR management applications compete primarily with ADP, Ceridian, Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, SAP SE and Workday, Inc.   Our time and labor management applications compete primarily with ADP, Ceridian, Kronos Incorporated, Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our larger competitors compete with us across multiple segments. In addition, our HCM solution continues to face competition from in-house payroll and HR systems and departments as well as HR systems and software sold by third-party vendors.

Competition in the HCM solutions market is primarily based on service responsiveness, product quality and reputation, breadth of service, application offering and price. The importance of these factors depends on the size of the business. Price tends to be the most important factor of competition for smaller businesses with fewer employees, while the scope of features and customization is more important to larger businesses. Regardless of a company’s size, another important factor is the implementation experience, as all organizations are seeking a streamlined and simplified process.

Sales and Marketing

We sell our solution exclusively through our captive sales force, substantially all of whom have a four-year college degree. We typically recruit sales candidates who have sales experience in non-HCM industries or, with respect to candidates recruited directly from colleges and universities, who have demonstrated an aptitude for sales.  Our sales force is comprised of inside sales and field sales personnel, who are organized geographically, and client relations representatives (“CRRs”), who sell additional applications to existing clients. As of the filing of this Form 10-K, we have 46 sales teams located in 26 states and plan to open additional sales offices to further expand our presence in the U.S. market.

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

We generate client leads, accelerate sales opportunities and build brand awareness through our marketing programs that target senior finance and HR executives, technology professionals and senior business leaders of companies that perform HCM functions in-house or outsource these functions to one of our competitors. Our marketing programs include:

•	Podcasts, webinars, white papers and infographics;
•	National and local television commercial campaigns, personalized direct mail campaigns, email campaigns, social and digital media campaigns, industry-specific advertising and tradeshow exhibiting; and
•	Search engine marketing methods that include site optimization and pay-per-click searches.

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

We maintain multiple load-balanced internet lines serviced by multiple networks to provide our clients continuous access to our solution and their stored data. We back up our client data at regular intervals utilizing live replication, snapshots and cold archive methods of backup and manually monitor backup success and failure regularly. Our server cluster and database servers have redundant “hot swappable” disks to ensure continuous service in the event of a disk failure.

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

We strictly regulate and limit all access to servers and networks at each of our facilities. Local network access is restricted by our authenticated server, using access control lists and remote network access is restricted by a firewall, which provides no accessible route from external networks to systems within our local network. We also employ network and host intrusion detection and prevention sensors throughout our infrastructure, systems that monitor that infrastructure and alert our security department of cybersecurity issues, a system for managing and installing patches for unsecure third-party applications and highly restricted access to the internet for anyone who has access to client data. Our information security department regularly performs penetration testing and we retain a third-party penetration testing company to conduct penetration tests and periodic audits to identify and remediate any issues.

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

Software Development

Our application development team works closely with our clients to enhance our existing application offerings and develop new applications. This process is led by experienced product managers who oversee the evolution of their respective applications within a focused timeframe of innovation and cultivation in order to deliver the well-developed applications and enhancements desired by our clients. Our product managers, many of whom are former HR executives, are proactive in their approach to assigning development requests based on research, trends and user feedback. A key element of our development process is the one-on-one personal interaction between clients and our CRRs, through whom our clients personally suggest new applications and features.

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

Capitalized software development expenses, which include compensation for employees directly associated with development projects, were $15.8 million, $8.8 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Streamlined Setup and On-Boarding

After electing to deploy our solution, a new client begins our on-boarding process with assistance from a team of new client setup specialists and the sales professional responsible for obtaining the client’s business. In addition, we also have a team of transition specialists whose job it is to ensure that the process is performed smoothly, data is collected properly and all relevant employees are fully trained on the system. This team works closely with the client until the client is capable of managing our solution independently, at which time responsibility for the client relationship is transferred to our dedicated CRRs and service specialists. Unlike certain of our competitors, we do not outsource any of our on-boarding efforts.

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

Regulatory and Certifications

We are subject to varying degrees of regulations in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws cover, among others, information privacy.

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA and state breach notification laws.

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

In April 2017, we renewed a certification based on ISO 9001:2008 criteria, a standard for the implementation of quality management processes published by ISO, covering our activities required to create and deliver our solution. This independent assessment of our conformity to the ISO 9001:2008 standard includes assessing the design and implementation of quality objectives to meet delivery standards on an ongoing basis. The certification is valid until September 2018, with continuing assessments taking place annually.

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

Seasonality

Our revenues are seasonal in nature. Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters. Further, beginning in the first quarter of 2016, we began generating additional revenues as a result of the enactment of the ACA, as many clients began complying with filing requirements for Forms 1094 and 1095.  We anticipate that our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements.  In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

Employees

Our ability to recruit and retain qualified employees is critical to our continued success. We invest heavily in our training and leadership development programs to encourage the development and promotion of our employees. As of December 31, 2017, we employed 2,548 people. None of our employees were covered by collective bargaining agreements.

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

We also lease offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. We believe that these facilities are suitable for our current operations and upon the expiration of the terms of the leases we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

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

Many of our applications are designed to assist our clients in complying with government regulations that continually change. The introduction of new regulatory or licensing requirements, or new interpretations of existing laws or regulations, could increase our cost of doing business, and changing regulatory requirements may make the introduction of new applications and enhancements more costly or more time-consuming than we currently anticipate or could prevent the introduction of new applications and enhancements by us altogether.  Changes in laws, regulations or policies could also affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for certain of our existing applications, which would result in decreased revenues. Further, we may spend time and money developing new applications and enhancements that, due to regulatory changes, become unnecessary prior to being released. In addition, any failure to educate and assist our clients with respect to new or revised legislation that impacts them could have an adverse effect on our reputation, and any failure to modify our applications or develop new applications in a timely fashion in response to regulatory changes could have an adverse effect on our business and results of operations.

In addition, the future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business. Federal, state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our applications in order to comply with these changes. In addition, government agencies or private organizations may impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or could result in reductions in the demand for internet-based applications such as ours.

If our security measures are breached, or unauthorized access to our clients’ or their employees’ sensitive data is otherwise obtained, our solution may not be perceived as being secure, clients may reduce the use of or stop using our solution, our ability to attract new clients may be harmed and we may incur significant liabilities.

Our solution involves the collection, storage and transmission of clients’ and their employees’ confidential and proprietary information, including personal identifying information, as well as financial and payroll data.  HCM software is often targeted in cyber-attacks, including computer viruses, worms, phishing attacks, malicious software programs and other information security breaches, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our clients’ sensitive data or otherwise disrupt our clients’ or other third parties’ business operations.  If cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our clients’ sensitive data may be compromised.

Certain of our employees have access to sensitive information about our clients’ employees.  While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

Although we have security measures in place to protect client information and prevent data loss and other security breaches, these measures could be breached as a result of third-party action, employee error, malfeasance or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. While we currently maintain a cyber liability insurance policy, cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

Any actual or perceived breach of our security could damage our reputation, cause existing clients to discontinue the use of our solution, prevent us from attracting new clients, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could adversely affect our business, operating results or financial condition.

Any damage, failure or disruption of our SaaS network infrastructure or data centers could impair our ability to effectively provide our solution, harm our reputation and adversely affect our business.

Our SaaS network infrastructure is a critical part of our business operations.  Our clients access our solution through standard web browsers, smart phones, tablets and other web-enabled devices and depend on us for fast and reliable access to our solution.  We serve all of our clients from our two fully redundant data centers located in Oklahoma and Texas. Our SaaS network infrastructure and data centers are vulnerable to damage, failure and disruption.

In the future, we may experience issues with our computing and communications infrastructure or data centers caused by the following factors:

•	human error;
•	telecommunications failures or outages from third-party providers;
•	computer viruses or cyber-attacks;
•	break-ins or other security breaches;
•	acts of terrorism, sabotage, intentional acts of vandalism or other misconduct;
•	tornadoes, fires, earthquakes, hurricanes, floods and other natural disasters;
•	power loss; and
•	other unforeseen interruptions or damages.

If our SaaS network infrastructure or our clients’ ability to access our solution is interrupted, client and employee data from recent transactions may be permanently lost, and we could be exposed to significant claims by clients, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees.  Further, any adverse changes in service levels at our data centers resulting from damage to or failure of our data centers could result in disruptions in our services.  Any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new clients, prevent us from gaining new or additional business from our current clients, or cause our current clients to terminate their use of our solution, which would adversely impact our revenues.  In addition, if our network infrastructure and data centers fail to support increased capacity due to growth in our business, our clients may experience interruptions in the availability of our solution. This might reduce our revenues, cause us to issue refunds to clients or adversely affect our retention of existing clients, which could have a negative impact on our business, operating results or financial condition.

Privacy concerns and laws or other regulations may reduce the effectiveness of our applications.

Our applications are subject to various complex government laws and regulations on the federal, state and local levels, including those governing data privacy, which has become a significant issue globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws and state data breach notification laws.  Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that overlap with one, several or all categories of applications that we offer. Our talent acquisition and talent management applications compete primarily with Cornerstone OnDemand, Inc., Oracle Corporation, SAP SE and Workday, Inc. Our payroll applications, including payroll processing, compete primarily with ADP, Ceridian, Concur Technologies, Inc., Intuit Inc., Paychex, Inc., Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our HR management applications compete primarily with ADP, Ceridian, Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, SAP SE, and Workday, Inc. Our time and labor management applications compete primarily with ADP, Ceridian, Kronos Incorporated, Paylocity Holding Corporation and The Ultimate Software Group, Inc.  Most of our larger competitors compete with us across multiple application categories. In addition, our HCM solution continues to face competition from in-house payroll and HR systems as well as HR systems and software sold by third-party vendors.

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

Our results of operations, including the levels of our revenues, costs of revenues, administrative expenses, operating income, cash flow and deferred revenue, may vary significantly in the future, and the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our financial results may negatively impact the value of our common stock.  Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

•	our ability to attract new clients or sell additional applications to our existing clients;
•	the number of new clients and their employees, as compared to the number of existing clients and their employees in a particular period;
•	the mix of clients between small, mid-sized and large organizations;
•	the extent to which we retain existing clients and the expansion or contraction of our relationships with them;
•	the mix of applications sold during a period;
•	changes in our pricing policies or those of our competitors;
•	seasonal factors affecting payroll processing, demand for our applications or potential clients’ purchasing decisions;
•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
•	the timing and success of new applications introduced by us and the timing of expenses related to the development of new applications and technologies;
•	the timing and success of current and new competitive products and services by our competitors;
•	economic conditions affecting our clients, including their ability to outsource HCM solutions and hire employees;
•	changes in laws, regulations or policies affecting our clients’ legal obligations and, as a result, demand for certain applications;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or clients;
•	our ability to manage our existing business and future growth, including expenses related to our data centers and the expansion of such data centers and the addition of new offices;

•	the effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;
•	inclement weather or natural disasters, including but not limited to tornadoes, hurricanes, fires, earthquakes and floods;
•	network outages or security breaches; and
•	general economic, industry and market conditions.

Our business and operations are experiencing rapid growth and organizational change.  If we fail to manage such growth and change effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 523 employees as of December 31, 2011 to 2,548 employees as of December 31, 2017, and we have expanded from 20 sales teams as of December 31, 2011 to 46 sales teams as of the filing of this Form 10-K. We have also experienced significant growth in the number of clients and transactions and the amount of client and employee data that our infrastructure supports. Finally, our organizational structure and recording systems and procedures are becoming more complex as we improve our operational, financial and management controls. Our success will depend, in part, on our ability to manage this growth and organizational change effectively. To manage the expected growth of our headcount and operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The failure to effectively manage growth could result in difficulties or delays in obtaining clients, selling additional applications to our clients, declines in quality or client satisfaction of our applications, increases in costs, difficulties in introducing new applications or other operational difficulties, any of which could adversely affect our business by impairing our ability to retain and attract clients or sell additional applications to our existing clients.

Further, we need to continue to expand our sales force and support team members in order to grow our client base and increase our revenues, but our ability to add additional offices may be constrained by the willingness and availability of qualified personnel to staff and manage any new offices and our success in recruiting and training sales personnel in those new offices. If our expansion efforts are unsuccessful, our business, operating results or financial condition could be adversely affected.

Our business, operating results or financial condition could be adversely affected if our clients are not satisfied with our deployment or technical support services, or if our solution fails to perform properly.

Our business depends on our ability to satisfy our clients, both with respect to our applications and the technical support provided to help our clients use the applications that address the needs of their businesses. We use our in-house deployment personnel to implement and configure our solution and provide support to our clients. If a client is not satisfied with the quality of our solution or the applications delivered or the support provided, we could incur additional costs to address the situation, our profitability might be negatively affected, and the client’s dissatisfaction with our deployment service could damage our ability to sell additional applications to that client. In addition, our sales process is highly dependent on the reputation of our solution and applications and on positive recommendations from our existing clients. Our clients have no obligation to continue to use our applications, and may choose not to continue to use our applications at the same or higher level of service, if at all. In the past, some of our clients have elected not to continue to use our applications. Moreover, our clients generally have the right to cancel their agreements with us for any or no reason by providing 30 days’ prior written notice. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality technical support, could adversely affect client retention, our reputation, our ability to sell our applications to existing and prospective clients, and, as a result, our business, operating results or financial condition.

Further, our solution is inherently complex and may in the future contain, or develop, undetected defects or errors. Any defects in our applications could adversely affect our reputation, impair our ability to sell our applications in the future and result in significant costs to us. The costs incurred in correcting any application defects may be substantial and could adversely affect our business, operating results or financial condition. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our applications could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant. Our clients might assert claims against us in the future alleging that they suffered damages due to a defect, error, or other failure of our solution. Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.  Any failures in the performance of our solution could harm our reputation and our ability to retain existing clients and attract new clients, which would have an adverse impact on our business, operating results or financial condition.

If we are not able to develop enhancements and new applications, keep pace with technological developments or respond to future disruptive technologies, we might not remain competitive and our business could be adversely affected.

Our continued success will depend on our ability to adapt and innovate. In order to attract new clients and increase revenues from existing clients, we need to enhance, add new features to and improve our existing applications and introduce new applications. The success of any enhancements or new features and applications depends on several factors, including timely completion, introduction and market acceptance. We may expend significant time and resources developing and pursuing sales of a particular enhancement or application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. Further, changing legal and regulatory requirements may delay the development or introduction of enhancements or new applications or render certain of our applications obsolete.  If we are unable to successfully develop enhancements, new features or new applications to meet client needs, our business and operating results could be adversely affected.

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

Prospective clients, especially larger companies, may require customized features and functions unique to their business processes that we do not offer. In order to ensure we meet these requirements, we may devote a significant amount of support and service resources to larger prospective clients, increasing the cost and time required to complete sales with no guarantee that these prospective clients will adopt our solution. Further, we may not be successful in implementing any customized features or functions. If prospective clients require customized features or functions that we do not offer, or that would be difficult for them to deploy themselves, the market for our solution will be more limited and our business could be adversely affected.

We are dependent on the continued service of our key executives and, if we fail to retain such key executives, our business could be adversely affected.

We believe that our success depends in part on the continued services of our senior management team, consisting of Chad Richison, Craig E. Boelte, Jeffrey D. York and Stacey Pezold. Our business could be adversely affected if we fail to retain these key executives. Although the employment arrangements with each of our key executives contain non-competition restrictions, our business could nonetheless be adversely affected if a key executive leaves Paycom and attempts to compete with us. In addition, we have not purchased key person life insurance on any members of our senior management team.

If we are unable to attract and retain qualified personnel, including software developers and skilled IT, sales and marketing personnel, our ability to develop and market new and existing products and, in turn, increase our revenue and profitability could be adversely affected.

Our future success is dependent on our ability to continue to enhance and introduce new applications.  As a result, we are heavily dependent on our ability to attract and retain qualified software developers and IT personnel with the requisite education, background and industry experience. In addition, to continue to execute our growth strategy, we must also attract and retain qualified sales, marketing and operational personnel capable of supporting a larger and more diverse client base.  The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors. This competition for qualified personnel may be amplified by new immigration laws or policies that could limit software companies’ ability to recruit internationally. Although such changes in immigration laws or policies would not have a significant direct impact on our workforce, the ensuing increase in demand for software developers and IT personnel could impair our ability to attract or retain skilled employees and/or significantly increase our costs to do so. Furthermore, identifying and recruiting qualified personnel and training them in the use of our applications requires significant time, expense and attention, and it can take a substantial amount of time before our employees are fully trained and productive.  The loss of the services of a significant number of employees could be disruptive to our development efforts, which may adversely affect our business by causing us to lose clients, increase operating expenses or divert management’s attention to recruit replacements for the departed employees.

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

We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. On January 20, 2017, President Donald J. Trump issued an executive order stating that it is the policy of the new administration to seek the prompt repeal of the ACA.  Despite multiple efforts, Congress was unable to pass legislation significantly repealing or replacing the ACA in 2017, but many uncertainties remain regarding its future.  The Trump Administration took additional action in October 2017 that may weaken the ACA’s public health insurance marketplace, and the Tax Cuts and Jobs Act of 2017, enacted December 22, 2017, eliminates the ACA’s individual mandate penalty beginning January 1, 2019.  Both events suggest additional action to further weaken, repeal or replace the ACA may occur. The modification or repeal of certain provisions of the ACA could harm our business, operating results and financial condition. If the ACA is modified to eliminate the employer reporting requirements, or if the ACA is repealed and replaced with new legislation that does not include similar employer reporting requirements, we will no longer generate revenues in connection with processing and filing Forms 1094 and 1095 on behalf of clients. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 5% of total projected revenues for the year ending December 31, 2018.  Further, uncertainty regarding the potential future modification, repeal or replacement of the ACA could adversely affect our ability to sell our Enhanced ACA application to new clients.

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

The failure to develop and maintain our brand cost-effectively could have an adverse effect on our business.

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

We have incurred indebtedness to fund certain construction projects at our corporate headquarters.  Pursuant to the terms of our outstanding indebtedness, we may not, subject to certain exceptions:

•	incur additional debt;
•	create or permit the existence of additional liens on our assets;
•	permit certain fundamental changes, including a merger with any persons;
•	make investments in and acquisitions of (or acquisitions of substantially all of the assets of) any person;
•	enter into transactions with affiliates other than in the ordinary course of business on an arm’s-length basis;
•	make any distributions during an event of default, or any other distributions in excess of $50 million prior to demonstrating pro forma compliance with certain financial covenants;
•	make any change in the basis upon which our financial statements are prepared;
•	enter into any sale and leaseback transaction; or
•	amend, modify, or waive any of our organizational documents in a manner that would be adverse to our lenders.

In addition, we are required to maintain a fixed charge coverage ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of greater than 1.25 to 1.0 and a funded indebtedness (defined as total indebtedness less accounts payable, accrued expenses and deferred revenues) to EBITDA of no greater than 2.0 to 1.0.  Both of which are measured on a quarterly basis. The operating and financial covenants in the loan agreements relating to our outstanding indebtedness, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. We may also be required to use a substantial portion of our cash flows to pay principal and interest on our debt, which would reduce the amount of money we have for operations, working capital, expansion, or other general corporate purposes.

Our ability to meet our expenses and debt obligations and comply with the operating and financial covenants may be affected by financial, business, economic, regulatory and other factors beyond our control. We may be unable to control many of these factors and comply with these covenants. A breach of any of the covenants under our loan agreements could result in an event of default, which could cause all of our outstanding indebtedness to become immediately due and payable.

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

We rely on third-party financial and accounting processing systems, as well as various financial institutions, to perform financial services in connection with our applications, such as providing automated clearing house (“ACH”) and wire transfers as part of our payroll and expense reimbursement services and to provide technology and content support, manufacture time clocks and process background checks. We anticipate that we will continue to depend on various third-party relationships in order to grow our business, provide technology and content support, manufacture time clocks and process background checks. Identifying, negotiating and documenting relationships with these third parties and integrating third-party content and technology requires significant time and resources. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors.

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

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States or in global markets deteriorate, clients may cease their operations, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. This could result in reductions in sales of our applications, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

Further, as part of our payroll and tax filing application, we collect and then remit client funds to taxing authorities and accounts designated by our clients. During the interval between receipt and disbursement, we may invest such funds in money market funds, demand deposit accounts, certificates of deposit and commercial paper. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Any loss of or inability to access such funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, which may not be available on reasonable terms, if at all.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2017, we had recorded a total of $51.9 million of goodwill and $1.0 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results.

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

Because our long-term success may depend, in part, on our ability to expand the sales of our solution to clients located outside of the United States, our business could be subject to risks associated with international operations.

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

As a vendor of services, we are ordinarily held responsible by taxing authorities for collecting and paying any applicable sales or other similar taxes.  Additionally, the application of federal, state and local tax laws to services provided electronically like ours is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and applications provided over the internet. These enactments could adversely affect our sales activity, due to the inherent cost increase the taxes would represent, and ultimately could adversely affect our business, operating results or financial condition.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Our certificate of incorporation contains an exclusive forum provision that may discourage lawsuits against us and our directors and officers.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if no Court of Chancery located within the State of Delaware has jurisdiction, the Federal District Court for the District of Delaware) will be the sole and exclusive forum any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of Delaware law or our certificate of incorporation or our bylaws (as either may be amended from time to time) or any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in multiple jurisdictions, which could materially and adversely affect our financial results.

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

We also lease offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. We believe that these facilities are suitable for our current operations and upon the expiration of the terms of the leases we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

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

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “PAYC.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NYSE:

	High	Low
Fiscal Year 2016:
First Quarter	$37.74	$22.42
Second Quarter	$43.25	$32.42
Third Quarter	$52.93	$42.73
Fourth Quarter	$52.80	$39.15
Fiscal Year 2017:
First Quarter	$57.72	$42.52
Second Quarter	$73.61	$57.09
Third Quarter	$76.75	$64.50
Fourth Quarter	$86.10	$73.61

As of February 5, 2018, there were approximately 911 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

We did not pay any cash dividends on our common stock in 2017, 2016 or 2015. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. While there are no restrictions that currently apply under our existing loan agreements, such agreements prohibit the payment of dividends if an event of default exists. In addition, any financing arrangements that we enter into in the future may include restrictive covenants that limit our or our subsidiaries’ ability to pay dividends.

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

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on April 15, 2014, the initial trading day of our common stock, and ending on December 31, 2017. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2017 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 - 31, 2017(2)	57,916	$78.89	—	$75,000,000
November 1 - 30, 2017(3)	82,658	$78.75	82,658	$68,500,000
December 1 - 31, 2017	397,938	$78.15	397,938	$37,400,000
Total	538,512		480,596

(1)

Under a stock repurchase plan announced on October 31, 2017, we were authorized to purchase (in the aggregate) up to $75.0 million of our common stock in open market purchases, privately negotiated transactions or by other means.  The stock repurchase plan was scheduled to expire on October 30, 2019 but, as announced on February 13, 2018, the stock repurchase plan was subsequently amended to add $100.0 million of availability and extend the expiration date to February 12, 2020.

(2)	Consists of shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

(3)	Includes 1,491 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Item 6.Selected Financial Data

Our selected consolidated financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, which are included elsewhere in this Form 10-K.  Selected consolidated financial data for the year ended December 31, 2013 is that of Holdings and its consolidated subsidiaries and WCAS Holdings.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except share and per share data)
Consolidated statements of income data:
Total revenues	$433,047	$329,141	$224,653	$150,929	$107,601
Operating income	$78,625	$57,971	$34,435	$15,700	$9,472
Net income	$66,807	$43,840	$20,945	$5,663	$607
Earnings per share, basic	$1.15	$0.76	$0.37	$0.11	$0.01
Earnings per share, diluted	$1.13	$0.74	$0.36	$0.11	$0.01
Weighted average shares outstanding:
Basic	57,839,155	57,550,204	56,495,170	49,784,154	45,476,895
Diluted	58,790,019	58,968,099	57,919,700	51,857,309	48,062,075

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheets data:	(dollars in thousands)
Cash and cash equivalents	$46,077	$60,158	$50,714	$25,144	$13,362
Working capital (deficit)[1]	$16,692	$31,919	$37,330	$15,340	$(7,694)
Property and equipment, net	$147,705	$96,848	$58,858	$47,919	$38,671
Total assets	$1,355,164	$1,078,613	$876,655	$797,497	$575,478
Deferred revenue	$51,624	$39,711	$29,036	$19,337	$12,572
Net long-term debt, less current portion	$34,414	$28,711	$24,856	$26,123	$11,545
Long-term debt to related parties	$—	$—	$—	$—	$60,875
Additional paid in capital	$137,234	$95,452	$71,135	$67,937	$33,978
Retained earnings (accumulated deficit)	$137,255	$70,448	$26,608	$5,663	$(29,349)
Total stockholder's equity	$135,402	$116,527	$98,314	$74,138	$5,083

(1)	Working capital (deficit) is defined as current assets, excluding restricted cash, less current liabilities, excluding the current portion of deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We serve a diverse client base in terms of size and industry. We have over 20,000 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2017. We stored data for nearly 3.3 million persons employed by our clients during the year ended December 31, 2017.

Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell additional applications to existing clients.  As of the filing of this Form 10-K, we have 46 sales teams located in 26 states and plan to open additional sales offices to further expand our presence in the U.S. market.  During the year ended December 31, 2017, we opened three new sales offices, with one new sales office located in each of Milwaukee, Richmond and Long Island.  On February 6, 2018, we announced the opening of our Salt Lake City office.  Our continued growth depends on attracting new clients through further penetration of our existing markets, geographic expansion and the introduction of new applications to our existing client base.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing programs include national and local television commercials, email campaigns, social and digital media campaigns, tradeshows and search engine marketing methods that include website optimization and pay-per-click searches.  In addition, we generate awareness and build recognition of our brand and thought leadership with relevant and informative content through podcasts, white papers, infographics and webinars.

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

For the years ended December 31, 2017, 2016 and 2015, our gross margins were approximately 83%, 84% and 84%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Growing our business has also resulted in, and will continue to result in, substantial investment in sales professionals, operating expenses, systems development and programming costs and general and administrative expenses, which has and will continue to increase our expenses. Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) costs related to the expansion of our corporate headquarters. While we expect our growth to continue to drive increases in headcount, personnel costs and general operating expenses for the foreseeable future, we also expect to continue our practice of driving efficiencies across our organization.  We anticipate leveraging our size and benefiting from economies of scale, and believe these efficiencies will allow for ongoing realization of competitive operating margins and cash flows.  We intend to obtain new clients by (i) continuing to expand our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices and increasing the number of our sales professionals and (ii) opening sales offices in new metropolitan areas. Our ability to increase revenues and improve operating results depends on our ability to add new clients.

The average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. Based on our total revenues, we have grown at an approximately 42% CAGR from January 1, 2013 through December 31, 2017. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees that our clients have will have a positive or negative impact, respectively, on our results of operations. Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of potential clients and to increase our revenues per client, with limited incremental cost to us.  Moreover, we believe we are well-positioned to take full advantage of improved economic and hiring trends that result from changes in the regulatory environment, including but not limited to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in December 2017.  While the impact of the Tax Act on our current and prospective clients and their hiring decisions is still yet to be fully understood, we anticipate wage increases and higher employee counts resulting from improved economic and hiring trends could have a net positive impact on our results in 2018 and beyond. We also expect the lower federal corporate tax rate under the Tax Act to result in a reduction to our future overall effective tax rate and to have a net positive effect on our net earnings and operating cash flows.

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is the most recent example of legislation that has created demand in the HCM industry.  We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period.  While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 5% of total projected revenues for the year ending December 31, 2018.

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

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2017	2016	2015
Key performance indicators:
Clients	20,591	17,817	15,004
Clients (based on parent company grouping)	11,111	10,464	8,906
Sales teams	45	42	36
Annual revenue retention rate	91%	91%	91%

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

Recurring. Recurring revenues include fees for our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is done either weekly, bi-weekly, semi-monthly or monthly.  Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees.  Recurring revenues are recognized in the period services are rendered.  Beginning April 1, 2016, recurring revenues also include interest earned on funds held for clients.  We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. We expect that interest earned on funds held for clients will increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients.  The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters. Further, beginning in the first quarter of 2016, we began generating additional revenues as a result of the enactment of the ACA, as many clients began complying with filing requirements for Forms 1094 and 1095.  We anticipate that our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements.  In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

Implementation and Other. Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at inception and upon the addition of certain incremental applications for existing clients. These fees range from 10% to 30% of the annualized value of the transaction.  Implementation revenues are recorded as deferred revenue and recognized over the life of the client, which is estimated to be ten years, and other revenues are recognized upon shipment of time clocks. Implementation and other revenues comprised approximately 1.8% of our total revenues for the year ended December 31, 2017.

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

Interest Expense

Interest expense includes interest on debt related to our corporate headquarters, and settlements related to an interest rate swap that we entered into in connection with our new senior secured term credit agreement.

Other Income, net

Other income, net includes interest earned on our own funds, any gain or loss on the sale or disposal of fixed assets, costs associated with the early repayment of debt and any unrealized gain or loss related to our interest rate swap.  Prior to April 1, 2016, other income, net also included interest earned on funds held for clients.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item:

	Year Ended December 31,
	2017		2016		% change 2017 to 2016	2015		% change 2016 to 2015
	(dollars in thousands)
Revenues
Recurring	$425,424	98.2%	$323,548	98.3%	31%	$219,987	97.9%	47%
Implementation and other	7,623	1.8%	5,593	1.7%	36%	4,666	2.1%	20%
Total revenues	433,047	100.0%	329,141	100.0%	32%	224,653	100.0%	47%
Cost of revenues
Operating expenses	62,438	14.4%	48,268	14.6%	29%	31,790	14.2%	52%
Depreciation and amortization	9,590	2.2%	5,798	1.8%	65%	3,683	1.6%	57%
Total cost of revenues	72,028	16.6%	54,066	16.4%	33%	35,473	15.8%	52%
Administrative expenses
Sales and marketing	150,512	34.8%	119,258	36.2%	26%	92,554	41.2%	29%
Research and development	30,430	7.0%	20,966	6.4%	45%	8,627	3.8%	143%
General and administrative	91,647	21.2%	69,046	21.0%	33%	47,826	21.3%	44%
Depreciation and amortization	9,805	2.2%	7,834	2.4%	25%	5,738	2.6%	37%
Total administrative expenses	282,394	65.2%	217,104	66.0%	30%	154,745	68.9%	40%
Total operating expenses	354,422	81.8%	271,170	82.4%	31%	190,218	84.7%	43%
Operating income	78,625	18.2%	57,971	17.6%	36%	34,435	15.3%	68%
Interest expense	(911)	(0.2%)	(1,036)	(0.3%)	(12%)	(1,427)	(0.6%)	(27%)
Other income, net	(1,067)	(0.3%)	308	0.1%	(446%)	517	0.2%	(40%)
Income before income taxes	76,647	17.7%	57,243	17.4%	34%	33,525	14.9%	71%
Provision for income taxes	9,840	2.3%	13,403	4.1%	(27%)	12,580	5.6%	7%
Net income	$66,807	15.4%	$43,840	13.3%	52%	$20,945	9.3%	109%

Revenues

The increase in total revenues for the year ended December 31, 2017 from the year ended December 31, 2016 was due to several factors, including (i) the addition of new clients in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that reached maturity during 2017, (ii) contributions from the six new sales offices opened in 2016 that are progressing to maturity, (iii) the sale of additional applications to our existing clients, (iv) the strong performance of our tax forms filing business and (v) growth in our clients’ employee headcounts as a result of favorable economic conditions. Nonetheless, the magnitude of the increases in revenues for the year ended December 31, 2017 was tempered as a result of the hurricanes that hit Texas and Florida in August and September. In particular, we experienced some disruption to our prospecting and conversion efforts in the affected areas and we noted certain newly signed clients delayed implementation of our solution.

The increase in total revenues for the year ended December 31, 2016 from the year ended December 31, 2015 was due to several factors, including (i) the addition of clients in mature sales offices, as well as contributions from sales offices that were reaching maturity in 2016, (ii) the addition of new clients in the sales offices opened in 2016, (iii) the sale of additional applications to our existing clients, (iv) additional revenues in the first quarter attributable to the strong performance of our tax form filing business (including additional revenues from the first year of ACA-related filings), (v) an increase in average revenues per client as we continued to sell our applications to larger clients and (vi) growth in the number of employees of our clients.  In addition, during the second quarter of 2016, we elected to change our accounting policy for recording interest income earned on funds held for clients, such that beginning April 1, 2016, interest earned in the period between receipt and disbursement of client funds is recorded as recurring revenue.  Prior to April 1, 2016, this interest income was recorded as other income, net.

Expenses

Cost of Revenues

The increase in cost of revenues for the year ended December 31, 2017 from the year ended December 31, 2016 was primarily due to a $12.2 million increase in employee-related expenses, which consisted of a $10.5 million increase in expenses attributable to growth in the number of operating personnel and a $1.7 million increase in non-cash stock-based compensation expense. Additionally, shipping fees and ACH fees increased $1.1 million and $0.9 million, respectively, in connection with increased sales. Depreciation and amortization expense increased $3.8 million, or 65%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new headquarters building that was not in service for the entire prior year period.

The increase in cost of revenues for the year ended December 31, 2016 from the year ended December 31, 2015 was primarily due to a $12.3 million increase in employee-related expenses, which consisted of a $10.3 million increase in expenses related to an increase in the number of operating personnel and a $2.0 million increase in non-cash stock-based compensation expense.  Additionally, shipping fees and ACH fees each increased $1.3 million in connection with increased sales.  Depreciation and amortization expense increased $2.1 million, or 57%, primarily due to the development of technology, purchases of other assets and the construction of assets in connection with the expansion of our headquarters.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2017, sales and marketing expenses increased from the comparable prior year period due to a $24.7 million increase in employee-related expenses, including commissions and bonuses, a $4.2 increase in marketing and advertising expense and a $2.4 million increase in non-cash stock-based compensation expense.

During the year ended December 31, 2016, sales and marketing expenses increased from the comparable prior year period   primarily due to a $22.1 million increase in employee-related expenses, including commissions and bonuses, and a $3.1 million increase in non-cash stock-based compensation expense.

Research and development

During the year ended December 31, 2017, research and development expenses increased from the comparable prior year period due to an $8.4 million increase in expenses related to growth in the number of research and development personnel and a $1.1 million increase in non-cash stock-based compensation expense.

During the year ended December 31, 2016, research and development expenses increased from the comparable prior year period due to an $11.6 million increase in expenses related to an increase in the number of research and development personnel and a $0.7 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in thousands)
Capitalized portion of research and development	$15,821	$8,817	$4,317	79%	104%
Expensed portion of research and development	30,430	20,966	8,627	45%	143%
Total research and development costs	$46,251	$29,783	$12,944	55%	130%

General and administrative

During the year ended December 31, 2017, general and administrative expenses increased from the comparable prior year period due to a $13.4 million increase in employee-related expenses and a $10.7 million increase in non-cash stock-based compensation expense, which were partially offset by a $1.6 million decrease in accounting and legal costs.

During the year ended December 31, 2016, general and administrative expenses increased from the comparable prior year period primarily due to a $13.7 million increase in non-cash stock-based compensation expense and a $7.5 million increase in employee-related expenses.

Non-Cash Stock-Based Compensation Expense

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in thousands)
Non-cash stock-based compensation expense:
Operating expenses	$3,950	$2,217	$235	78%	843%
Sales and marketing	6,086	3,656	559	66%	554%
Research and development	1,912	836	104	129%	704%
General and administrative	26,565	15,837	2,112	68%	650%
Total non-cash stock-based compensation expense	$38,513	$22,546	$3,010	71%	649%

During the year ended December 31, 2017, our non-cash stock-based compensation expense increased $16.0 million, primarily due to the vesting of restricted stock with market-based vesting conditions and the issuance of restricted stock with a greater grant-date fair value than shares issued in the prior year.  During the year ended December 31, 2016, our non-cash stock-based compensation expense increased $19.5 million, primarily due to the issuance and subsequent vesting of restricted stock with market-based vesting conditions.

Depreciation and Amortization

During the years ended December 31, 2017 and 2016, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other assets, particularly with respect to the timing of new buildings that were placed in service in 2016 and 2017.

Provision for Income Taxes

For the year ended December 31, 2017, income tax expense decreased compared to the year ended December 31, 2016.  The decrease primarily resulted from the recognition of excess tax benefits from share-based payment awards due to the vesting of various market-based awards during 2017.  As a result of the Tax Act, we remeasured certain deferred tax assets and liabilities based on expected future rates.  This remeasurement resulted in a $0.4 million charge to our provision for income taxes for the year ended December 31, 2017.

Other Income, net

For the year ended December 31, 2017, other income, net decreased $1.4 million compared to the year ended December 31, 2016 due to $0.9 million loss on early repayment of debt and a $0.6 million unrealized loss recognized on the fair value of an interest rate swap. The early repayment of debt and the interest rate swap related to our entry into a new credit agreement in December 2017, as discussed under “Liquidity and Capital Resources” below.  See Note 6 in the notes to the consolidated financial statements for further information on the interest rate swap.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, which totaled $46.1 million and $60.2 million as of December 31, 2017 and 2016, respectively. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of debt and equity securities and borrowings under our loans. Since inception, we have raised $125.1 million of equity capital, $64.3 million of which was the net proceeds raised in our initial public offering that closed in April 2014. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs and may continue to do so in the future.  Further, to date, all purchases under our stock repurchase plan have been paid for from available cash and, to the extent we repurchase additional shares in the future, we expect to continue to use cash.

Recent Liquidity Developments

New Credit Agreement.  On December 7, 2017 (the “Effective Date”), we entered into a senior secured term credit agreement (the “New Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank (collectively, the “Lenders”) have agreed to make certain term loans to us (the “Term Loans”) in an aggregate principal amount of $60.0 million on or prior to September 7, 2018. As of December 31, 2017, our indebtedness consists solely of Term Loans made under the New Credit Agreement.

On the Effective Date, in connection with our entry into the New Credit Agreement, we terminated and prepaid all obligations outstanding under (i) the Consolidated, Amended and Restated Loan Agreement with Kirkpatrick Bank dated December 15, 2011, as amended from time to time, (ii) the Loan Agreement with Kirkpatrick Bank dated May 13, 2015, as amended from time to time, and (iii) the Loan Agreement with Kirkpatrick Bank dated August 2, 2016 (collectively, the “Existing Credit Agreements”), including applicable interest and prepayment penalties. In conjunction with the termination and prepayment of the Existing Credit Agreements, we incurred a loss on extinguishment of debt of $0.8 million for the year ended December 31, 2017, which is included in Other income, net in the consolidated statements of income. The principal and accrued interest outstanding, together with remaining borrowing capacity under these terminated agreements, was approximately $57.6 million in the aggregate as of the Effective Date. Proceeds of the Term Loans made on the Effective Date were used to refinance existing indebtedness associated with these terminated agreements.

After giving effect to the Term Loans made on the Effective Date, and as of December 31, 2017, there was $24.5 million of borrowing capacity remaining under the New Credit Agreement.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term loans made after the Effective Date may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025. The Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. The adjusted LIBOR rate is equal to (i) the LIBOR rate for the applicable interest period multiplied by (ii) the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States).

Under the New Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the New Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of December 31, 2017, we were in compliance with these covenants.

In connection with entering into the New Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are being recognized in earnings in our consolidated statements of income.  For the fiscal year ended December 31, 2017, we recorded a loss of $0.6 million for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. The Revolving Credit Agreement also contains financial and non-financial covenants that are substantially similar to the covenants in the New Credit Agreement described above. As of the filing of this Form 10-K, we have not made any draws under the Facility.

Stock Repurchase Plan.  On February 8, 2017, we announced that our Board of Directors amended and extended our stock repurchase plan originally announced on May 26, 2016, such that we were authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.  On October 30, 2017, our Board of Directors again amended and extended the stock repurchase plan, such that we were authorized to purchase (in the aggregate) up to an additional $75.0 million of common stock through October 30, 2019.  Additionally, as announced on February 13, 2018, our Board of Directors further amended and extended the stock repurchase plan, such that we are authorized to purchase up to an additional $100.0 million of common stock.  As of the filing of this Form 10-K, there was $132.4 million available for repurchases.  The stock repurchase plan will expire on February 12, 2020. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations.

During the year ended December 31, 2017, we repurchased an aggregate of 1,238,577 shares of common stock for an aggregate cost of $89.7 million, including 464,302 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees, as discussed below.

Withholding Shares to Cover Taxes.  During the year ended December 31, 2017, we withheld 464,302 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in an expenditure of $32.8 million in cash and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2017 vs 2016	2017 vs 2016	2016 vs 2015	2016 vs 2015
Net cash provided by (used in):	(in thousands)
Operating activities	$130,600	$98,953	$42,972	$31,647	32%	$55,981	130%
Investing activities	(290,346)	(205,051)	(52,324)	(85,295)	42%	(152,727)	292%
Financing activities	145,665	115,542	34,922	30,123	26%	80,620	231%
Net change in cash and cash equivalents	$(14,081)	$9,444	$25,570	$(23,525)	(249%)	$(16,126)	(63%)

Operating Activities

Cash flows from operating activities for the year ended December 31, 2017 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of cash we invested in personnel and expenditures made to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the year ended December 31, 2016, our operating cash flows for the year ended December 31, 2017 were positively impacted by the growth of our business.

Cash flows from operating activities for the year ended December 31, 2016 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of cash we invested in personnel and expenditures made to support the growth and infrastructure of our business. These payments included costs of operations, sales and marketing efforts, IT infrastructure development and security and administrative costs. Compared to the year ended December 31, 2015, our operating cash flows for the year ended December 31, 2016 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the year ended December 31, 2017 changed by $85.3 million due to the impact of changes in funds held for clients and a $15.6 million increase in cash used for purchases of property and equipment, primarily as a result of the ongoing construction of our fourth headquarters building.

Cash flows from investing activities for the year ended December 31, 2016 changed by $152.7 million due to the impact of changes in funds held for clients and a $27.3 million increase in cash used for purchases of property and equipment, primarily as a result of the construction of our third headquarters building.

Financing Activities

Cash flows from financing activities for the year ended December 31, 2017 changed by $30.1 million due to the impact of changes in client funds obligation, which is due to the timing of receipts from our clients and payments to our client’s employees. Financing cash flows were also impacted by the $35.9 million increase in proceeds from the issuance of long-term debt.  These cash flows provided by financing activities were partially offset by the $34.3 million increase in payments on long-term debt related to our previous loan agreements, a $21.3 million increase in open market purchases of common stock, an $18.5 million increase in withholding taxes paid related to net share settlements, $0.8 million in debt extinguishment costs and a $0.3 million increase in the payment of debt issuance costs.

Cash flows from financing activities for the year ended December 31, 2016 changed by $80.6 million due to the impact of changes in client funds obligation, which is due to the timing of receipts from our clients and payments to our clients’ employees. Financing cash flows were also impacted by the $5.0 million increase in proceeds from the issuance of long-term debt and a $0.2 million decrease in principal payments on long-term debt.  These cash flows provided by financing activities were partially offset by the $35.6 million increase in open market purchases of common stock and $14.4 million increase in withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. We disclose our long-term debt in Note 5 and our commitments and contingencies in Note 12 to our audited consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2017, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period

		Less			More
		than	1-3	3-5	than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations:
Net term notes to bank due September 7, 2025	$35,500	$888	$3,550	$3,550	27,512
Interest on net term notes to bank due September 7, 2025	9,055	1,443	2,672	2,375	2,565

Operating lease obligations:
Facilities space	20,959	6,833	9,499	3,775	852
Total	$65,514	$9,164	$15,721	$9,700	$30,929

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

For the years ended December 31, 2017, 2016 and 2015, we determined that there was no standalone value associated with the upfront conversion fees as they did not have value to our clients on a standalone basis nor were they offered as an individual service; therefore, the conversion fees were deferred and are recognized ratably over the estimated life of our clients, based on our historical client attrition rate, which we estimate to be ten years. Revenues from the sale of time clocks are recognized when they are delivered.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2017. For the years ended December 31, 2017, 2016 and 2015, there were no indicators of impairment. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2017, 2016 and 2015.

Restricted Stock

We measure non-cash stock-based compensation expense based on the fair value of the award on the date of grant.  We determine the fair value of stock awards issued by using a Monte Carlo simulation model.  This model considers various subjective assumptions as inputs, and represent our best estimates, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life.  The valuation model also incorporates exercise and forfeiture assumptions based on an analysis of historical data.  Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock awards and the associated compensation expense.  Refer to Note 10 of the notes to the consolidated financial statements for further information regarding our stock-based compensation awards.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to the consolidated financial statements for a full description of recent accounting pronouncements.

Non-GAAP Financial Measures

Management uses Adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) Adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, loss on early repayment of debt, certain transaction expenses that are not core to our operations and the change in fair value of our interest rate swap and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations, loss on early repayment of debt and the change in fair value of our interest rate swap, all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making.  We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.  In addition, Adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes.  Management believes that the non-GAAP measures presented in this Form 10-K, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net Income to Adjusted EBITDA:
Net income	$66,807	$43,840	$20,945
Interest expense	911	1,036	1,427
Provision for income taxes	9,840	13,403	12,580
Depreciation and amortization	19,395	13,632	9,421
EBITDA	96,953	71,911	44,373
Non-cash stock-based compensation expense	38,513	22,546	3,010
Transaction expenses	—	—	685
Loss on early repayment of debt	923	—	—
Change in fair value of interest rate swap	649	—	—
Adjusted EBITDA	$137,038	$94,457	$48,068

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Net Income to non-GAAP net income:
Net income	$66,807	$43,840	$20,945
Non-cash stock-based compensation expense	38,513	22,546	3,010
Transaction expenses	—	—	685
Loss on early repayment of debt	923	—	—
Change in fair value of interest rate swap	649	—	—
Income tax effect on non-GAAP adjustments	(30,233)	(14,790)	(1,191)
Non-GAAP net income	$76,659	$51,596	$23,449

Earnings per share, basic	$1.15	$0.76	$0.37
Earnings per share, diluted	$1.13	$0.74	$0.36
Non-GAAP net income per share, basic	$1.33	$0.90	$0.42
Non-GAAP net income per share, diluted	$1.30	$0.87	$0.40

Weighted average shares outstanding:
Basic	57,839,155	57,550,204	56,495,170
Diluted	58,790,019	58,968,099	57,919,700

	Year Ended December 31,
	2017	2016	2015
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.15	$0.76	$0.37
Non-cash stock-based compensation expense	0.67	0.39	0.06
Transaction expenses	—	—	0.01
Loss on early repayment of debt	0.02	—	—
Change in fair value of interest rate swap	0.01	—	—
Income tax effect on non-GAAP adjustments	(0.52)	(0.25)	(0.02)
Non-GAAP net income per share, basic	$1.33	$0.90	$0.42

	Year Ended December 31,
	2017	2016	2015
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.13	$0.74	$0.36
Non-cash stock-based compensation expense	0.66	0.38	0.05
Transaction expenses	—	—	0.01
Loss on early repayment of debt	0.02	—	—
Change in fair value of interest rate swap	0.01	—	—
Income tax effect on non-GAAP adjustments	(0.52)	(0.25)	(0.02)
Non-GAAP net income per share, diluted	$1.30	$0.87	$0.40

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $46.1 million as of December 31, 2017. We consider all highly liquid instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. We also invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

In December 2017, we entered into the New Credit Agreement, pursuant to which the Lenders have agreed to make Term Loans to us in an aggregate principal amount of $60.0 million, which will mature September 7, 2025.  As describe elsewhere in this Form 10-K, the Term Loans bear interest at a variable stated interest rate that is determined based on an adjusted LIBOR rate.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The interest rate swap has effectively fixed our rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the new Term Loans.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Oklahoma City, Oklahoma

February 14, 2018

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$46,077	$60,158
Accounts receivable	1,576	1,339
Prepaid expenses	4,982	4,475
Inventory	979	675
Income tax receivable	7,047	692
Current assets before funds held for clients	60,661	67,339
Funds held for clients	1,089,201	858,244
Total current assets	1,149,862	925,583
Property and equipment, net	147,705	96,848
Deposits and other assets	1,456	1,215
Goodwill	51,889	51,889
Intangible assets, net	958	1,871
Deferred income tax assets, net	3,294	1,207
Total assets	$1,355,164	$1,078,613
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,490	$3,737
Accrued commissions and bonuses	9,585	8,003
Accrued payroll and vacation	7,015	4,769
Deferred revenue	6,982	5,230
Current portion of long-term debt	888	1,113
Accrued expenses and other current liabilities	19,991	17,798
Current liabilities before client funds obligation	50,951	40,650
Client funds obligation	1,089,201	858,244
Total current liabilities	1,140,152	898,894
Long-term derivative liability	554	—
Long-term deferred revenue	44,642	34,481
Net long-term debt, less current portion	34,414	28,711
Total long-term liabilities	79,610	63,192
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 60,149,411 and 58,453,283 shares issued at December 31, 2017 and 2016, respectively; 57,788,573 and 57,331,022 shares outstanding at December 31, 2017 and 2016, respectively)	601	585
Additional paid in capital	137,234	95,452
Retained earnings	137,255	70,448
Treasury stock, at cost (2,360,838 and 1,122,261 shares at December 31, 2017 and 2016, respectively)	(139,688)	(49,958)
Total stockholders' equity	135,402	116,527
Total liabilities and stockholders' equity	$1,355,164	$1,078,613

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Recurring	$425,424	$323,548	$219,987
Implementation and other	7,623	5,593	4,666
Total revenues	433,047	329,141	224,653
Cost of revenues
Operating expenses	62,438	48,268	31,790
Depreciation and amortization	9,590	5,798	3,683
Total cost of revenues	72,028	54,066	35,473
Administrative expenses
Sales and marketing	150,512	119,258	92,554
Research and development	30,430	20,966	8,627
General and administrative	91,647	69,046	47,826
Depreciation and amortization	9,805	7,834	5,738
Total administrative expenses	282,394	217,104	154,745
Total operating expenses	354,422	271,170	190,218
Operating income	78,625	57,971	34,435
Interest expense	(911)	(1,036)	(1,427)
Other income, net	(1,067)	308	517
Income before income taxes	76,647	57,243	33,525
Provision for income taxes	9,840	13,403	12,580
Net income	$66,807	$43,840	$20,945

Earnings per share, basic	$1.15	$0.76	$0.37
Earnings per share, diluted	$1.13	$0.74	$0.36

Weighted average shares outstanding:
Basic	57,839,155	57,550,204	56,495,170
Diluted	58,790,019	58,968,099	57,919,700

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid in Capital	Retained Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2014	53,832,782	$538	$67,937	$5,663	—	$—	$74,138
Vesting of restricted stock	3,287,091	33	(33)	—	—	—	—
Stock-based compensation	—	—	3,231	—	—	—	3,231
Net income	—	—	—	20,945	—	—	20,945
Balances at December 31, 2015	57,119,873	$571	$71,135	$26,608	—	$—	$98,314
Vesting of restricted stock	1,333,410	14	(14)	—	—	—	—
Stock-based compensation	—	—	24,331	—	—	—	24,331
Repurchases of common stock	—	—	—	—	1,122,261	(49,958)	(49,958)
Net income	—	—	—	43,840	—	—	43,840
Balances at December 31, 2016	58,453,283	$585	$95,452	$70,448	1,122,261	$(49,958)	$116,527
Vesting of restricted stock	1,696,128	16	(16)	—	—	—	—
Stock-based compensation	—	—	41,798	—	—	—	41,798
Repurchases of common stock	—	—	—	—	1,238,577	(89,730)	(89,730)
Net income	—	—	—	66,807	—	—	66,807
Balances at December 31, 2017	60,149,411	$601	$137,234	$137,255	2,360,838	$(139,688)	$135,402

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$66,807	$43,840	$20,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,395	13,632	9,421
(Gain)/loss on disposition of property and equipment	21	(64)	15
Amortization of debt discount and debt issuance costs	117	124	157
Stock-based compensation expense	38,542	22,471	3,219
Loss on early repayment of debt	923	—	—
Cash paid for derivative settlement	(24)	—	—
Loss on derivative	673	—	—
Deferred income taxes, net	(2,087)	(1,848)	(1,021)
Changes in operating assets and liabilities:
Accounts receivable	(237)	1,015	440
Prepaid expenses	(507)	(944)	(1,579)
Inventory	462	418	(224)
Deposits and other assets	(241)	71	(810)
Accounts payable	79	(1,571)	(431)
Income taxes, net	(6,355)	6,051	(5,808)
Accrued commissions and bonuses	1,582	(684)	3,607
Accrued payroll and vacation	2,246	1,871	1,316
Deferred revenue	11,913	10,675	9,699
Accrued expenses and other current liabilities	(2,709)	3,896	4,026
Net cash provided by operating activities	130,600	98,953	42,972
Cash flows from investing activities:
Net change in funds held for clients	(230,957)	(161,541)	(36,146)
Decrease in restricted cash	—	—	371
Purchases of property and equipment	(59,389)	(43,805)	(16,549)
Proceeds from sale of property and equipment	—	295	—
Net cash used in investing activities	(290,346)	(205,051)	(52,324)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,940	5,000	—
Repurchases of common stock	(56,880)	(35,561)	—
Withholding taxes paid related to net share settlements	(32,850)	(14,396)	—
Principal payments on long-term debt	(35,335)	(964)	(1,118)
Net change in client funds obligation	230,957	161,541	36,146
Debt extinguishment costs	(823)	—	—
Payment of debt issuance costs	(344)	(78)	(106)
Net cash provided by financing activities	145,665	115,542	34,922
Net change in cash and cash equivalents	(14,081)	9,444	25,570
Cash and cash equivalents
Beginning of year	60,158	50,714	25,144
End of year	$46,077	$60,158	$50,714
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$791	$938	$1,271
Cash paid for income taxes	$18,332	$9,323	$19,205
Noncash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$6,686	$4,651	$1,613
Stock-based compensation for capitalized software	$3,285	$1,784	$220

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Adoption of New Pronouncements

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Accounts Receivable

We generally collect revenues from our clients through an automatic deduction from the clients’ bank accounts at the time payroll processing occurs. Accounts receivable on our consolidated balance sheets consists primarily of revenue fees related to the last business day of the year, which are collected on the following business day. As accounts receivable are collected via automatic deduction on the following business day, the Company has not recorded an allowance for doubtful accounts.

Inventory

Our inventory consists of two types of time clocks, and related clock attachments, sold to clients as part of our time and attendance services and are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) cost method.

Time clocks are purchased as finished goods from a third party and as such we do not have any inventory classified as raw materials or work in process inventory. Rental clocks are issued to clients under month-to-month operating leases and are classified as property and equipment. We retain inventory in certain lines primarily as replacements for those clients who use the various clocks and have determined that no write-down for obsolete items was required based on inventory turnover and our historical experience during the years ended December 31, 2017, 2016 and 2015.

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

We capitalize interest costs incurred related to construction in progress. For the years ended December 31, 2017, 2016 and 2015, we incurred interest costs of $1.7 million, $1.3 million and $1.3 million, respectively. For the years ended December 31, 2017, 2016 and 2015, interest expense of $0.8 million, $0.4 million and less than $0.1 million, respectively, was capitalized.

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

The total capitalized payroll costs related to internal use computer software projects was $15.8 million and $8.8 million during the years ended December 31, 2017 and 2016, respectively, which have been included in property and equipment. Amortization expense related to capitalized software costs of $7.0 million, $3.6 million and $1.8 million was charged to expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Derivatives

We do not hold derivative instruments for trading or speculative purposes.  Our interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but is instead tested for impairment annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2017. For the years ended December 31, 2017, 2016 and 2015, there were no indicators of impairment. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with finite lives, for the years ended December 31, 2017, 2016 and 2015.

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

These investments are shown in the consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation.  The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients.  The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  Beginning April 1, 2016, the interest income earned on funds held for clients is recorded in recurring revenues.  Prior to April 1, 2016, the interest income earned on these funds was recorded in other income, net in the consolidated statements of income.

As of December 31, 2017 and 2016, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit and classified as a current asset in the accompanying balance sheets, as these funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

On February 8, 2017, we announced that our Board of Directors amended and extended our stock repurchase plan originally announced on May 26, 2016, such that we were authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.  On October 30, 2017, our Board of Directors again amended and extended the stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $75 million of common stock over a 24-month period.  The stock repurchase plan will expire on October 30, 2019.  Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the net-downs associated with the vesting of restricted stock and other corporate considerations.  During the year ended December 31, 2017, we repurchased an aggregate of 1,238,577 shares of our common stock at an average cost of $72.45 per share, including 464,302 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.  During the year ended December 31, 2016, we repurchased an aggregate of 1,112,261 shares of our common stock at an average cost of $44.52, including 302,424 shares withheld to satisfy withholding obligations for certain employees upon the vesting of restricted common stock.

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

Recurring

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form filings and delivery of client payroll checks and reports. Talent acquisition includes applicant tracking, candidate tracker, background checks, on-boarding, e-verify and tax credit services. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation, labor management reports/push reporting and geofencing/geotracking. Payroll includes payroll and tax management, Paycom pay, expense management, garnishment management and GL Concierge. Talent management includes employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning and course content. HR management includes document and task management, government and compliance, benefits administration, COBRA administration, personnel action forms, surveys and enhanced ACA.

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

For the years ended December 31, 2017, 2016 and 2015, we have determined that there is no stand-alone value associated with the upfront conversion fees as they do not have value to our clients on a stand-alone basis nor are they offered as an individual service; therefore, the conversion fees are deferred and recognized ratably over the estimated life of our clients, which we have estimated to be ten years.

For the years ended December 31, 2017, 2016, and 2015, we have determined that the revenues from the employee time and attendance services, and the revenues from the sale of time clocks as part of our time and attendance services, have VSOE of selling price as they are sold on a stand-alone basis. Revenue is therefore recognized for the respective deliverables as they are delivered.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Cost of Revenues

Our costs and expenses applicable to total revenues represent operating expenses and systems support and technology costs, including labor and related expenses, bank fees, shipping fees and costs of paper stock, envelopes, etc. In addition, costs included to derive gross margins are comprised of support labor and related expenses, related hardware costs and applicable depreciation and amortization costs.

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were $7.9 million, $4.9 million and $3.6 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are shown on a net basis, and as such, excluded from revenues. For the years ended December 31, 2017, 2016 and 2015, sales taxes collected and remitted were $5.0 million, $4.3 million and $3.7 million, respectively.

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

Income Taxes

Our consolidated financial statements include a provision for income taxes incurred for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.  On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”).  Further information on the tax impacts of the Tax Act is included in Note 13 below.

We file income tax returns in the United States and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that would not meet this threshold. Our policy is to record interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. We are not aware of any open income tax examinations as of December 31, 2017. However, the tax years 2007 through 2017 remain open to examination for federal income tax purposes and by other major taxing jurisdictions.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also includes ASC 340-40 which codifies the guidance on other assets and deferred costs relating to

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

contracts with customers.  ASC 340-40 specifies the accounting for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  The FASB has since issued several additional amendments to ASU 2014-09. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard for public and non-public entities reporting under U.S. GAAP.  The amended standard is effective for us beginning January 1, 2018. As of the date of this report, we have finalized our accounting assessment of the new standard, and we are nearly complete in determining the impacts of the disclosure requirements of the new standard.  Additionally, we are in the process of updating our control framework for new internal controls, as well as changes to existing controls, as it relates to the new standard.  We will be in a position to begin reporting under the new standard beginning with the first quarter of 2018.  Furthermore, we determined to adopt the requirements of the new standard in the first quarter of 2018 utilizing the full retrospective method of transition.

When compared to current U.S. GAAP, we have concluded that the provisions of the new standard do not materially impact the timing or amount of revenue recognized.  As anticipated, the primary impact of adopting the new standard was on the manner in which we account for certain costs to obtain new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to implementation services performed), which we had previously expensed as incurred. Generally, as it relates to these types of costs, we determined that, in most cases, the capitalization criteria in ASC 340-40 is met.  Accordingly, the new standard results in the deferral of these costs on the consolidated balance sheets and subsequently recognizing these costs ratably in the consolidated statements of income over the expected period of benefit to the customer which we have determined to be the average client relationship of ten years.

Furthermore, we concluded that the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the customer related to the customer’s option to renew.  Further, management determined that the standalone selling price of the customer’s option to renew equals the amount of the nonrefundable upfront fee.  As a result, there is no impact to revenues upon adoption of the new standard, as the nonrefundable upfront fee will continue to be deferred and recognized ratably over the ten-year estimated customer life, consistent with our current accounting policy.

The following table presents a recast of selected consolidated statement of operations line items, after giving effect to the adoption of ASU No. 2014-09 (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016

Costs and expenses:
Sales and marketing	$110,846	$85,361
General and administrative	$80,228	$59,174
Operating income	$129,710	$101,740
Net income	$123,486	$70,421
Earnings per share, basic	$2.13	$1.21
Earnings per share, diluted	$2.10	$1.19

The following table presents a recast of selected consolidated balance sheet line items, after giving effect to the adoption of ASU No. 2014-09 (dollars in thousands):

December 31, 2017
Assets:
Deferred contract costs	$26,403
Long-term deferred contract costs	$171,865

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

3.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows (dollars in thousands):

	December 31,
	2017	2016
Property and equipment
Buildings	$60,441	$48,250
Software and capitalized software costs	41,996	23,879
Computer equipment	27,928	18,987
Rental clocks	13,131	10,669
Furniture, fixtures and equipment	7,528	6,695
Leasehold improvements	767	680
	151,791	109,160
Less: accumulated depreciation and amortization	(53,525)	(35,833)
	98,266	73,327
Construction in progress	40,446	14,528
Land	8,993	8,993
Property and equipment, net	$147,705	$96,848

Included in the construction in progress balance at December 31, 2017 and 2016 is $2.0 and $1.1 million in retainage, respectively.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their useful estimated lives.

Depreciation and amortization expense for property and equipment, net was $18.5 million, $12.0 million and $7.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

We had goodwill of $51.9 million as of December 31, 2017 and 2016. We performed the required impairment tests of goodwill as of June 30 for the years ended December 31, 2017, 2016 and 2015 including an assessment of whether or not indicators of impairment were present and determined there was no impairment for each of those years then ended.

All of the intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The components of intangible assets are as follows (dollars in thousands):

	December 31, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	4.5	3,194	(2,236)	958
Total		$3,194	$(2,236)	$958

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

	December 31, 2016
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Customer relationships	0.5	$13,997	$(13,297)	$700
Trade name	5.5	3,194	(2,023)	1,171
Total		$17,191	$(15,320)	$1,871

Amortization of intangible assets the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $1.6 million and $1.6 million, respectively.

Estimated amortization expense for our existing intangible assets for the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amortization
2018	$213
2019	213
2020	213
2021	213
2022	106
Total	$958

5.	LONG-TERM DEBT

Our long-term debt consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Net term note to bank due September 7, 2025	$35,302	$—
Net term note to bank due May 30, 2021	—	24,950
Net term note to bank due August 31, 2023	—	4,874
Total long-term debt (including current portion)	35,302	29,824
Less: Current portion	(888)	(1,113)
Total long-term debt, net	$34,414	$28,711

On December 7, 2017 (the “Effective Date”), we entered into a senior secured term credit agreement (the “New Credit Agreement”), pursuant to which JPMorgan Chase Bank N.A., Bank of America, N.A. and Kirkpatrick Bank (collectively, the “Lenders”) have agreed to make certain term loans to us (the “Term Loans”) in an aggregate principal amount of $60.0 million on or prior to September 7, 2018. As of December 31, 2017, our indebtedness consisted solely of Term Loans made under the New Credit Agreement.  Unamortized debt issuance costs of $0.2 million and $0.1 million as of December 31, 2017 and 2016, respectively, are presented as a direct deduction from the carrying amount of the debt liability.

On the Effective Date, in connection with our entry into the New Credit Agreement, we terminated and prepaid all obligations outstanding under (i) the Consolidated, Amended and Restated Loan Agreement with Kirkpatrick Bank dated December 15, 2011, as amended from time to time, (ii) the Loan Agreement with Kirkpatrick Bank dated May 13, 2015, as amended from time to time, and (iii) the Loan Agreement with Kirkpatrick Bank dated August 2, 2016 (collectively, the “Existing Credit Agreements”), including applicable interest and prepayment penalties. In conjunction with the termination and prepayment of the Existing Credit Agreements, we incurred debt extinguishment costs of $0.8 million for the year ended December 31, 2017, which is included in Other income, net in the consolidated statements of income. The principal and accrued interest outstanding, together with remaining borrowing capacity under these terminated agreements, was approximately $57.6 million in the aggregate as of the Effective Date. Proceeds of the Term Loans made on the Effective Date were used to refinance existing indebtedness associated with these terminated agreements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

After giving effect to the Term Loans made on the Effective Date, and as of December 31, 2017, there was $24.5 million of borrowing capacity remaining under the New Credit Agreement.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term loans made after the Effective Date may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025. The Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the New Credit Agreement, the Company is subject to two material financial covenants, which require the Company to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of December 31, 2017, the Company was in compliance with these covenants.

As of December 31, 2017 and December 31, 2016, the carrying value of our total long-term debt approximated its fair value. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2017 are as follows (dollars in thousands):

Year Ending December 31,
2018	$888
2019	1,775
2020	1,775
2021	1,775
2022	1,775
Thereafter	27,512
Total	$35,500

6.	DERIVATIVE INSTRUMENTS

In December 2017, the Company entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans.  The Company does not hold derivative instruments for trading or speculative purposes.  The interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, the Company will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The swap agreement has a maturity date of September 7, 2025.  Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date.  Refer to the Fair Value Measurements in Note 7.  The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company’s consolidated statements of income.  For the fiscal year ended December 31, 2017, the Company recorded a loss of $0.6 million for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

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

As discussed in Note 6 above, during the year ended December 31, 2017, we entered into an interest rate swap.  The interest rate swap is measured on a recurring basis based on quoted prices for similar financial instruments and other observable inputs that approximate fair value.  We did not have any financial instruments that are measured on a recurring basis for the years ended 2016 or 2015.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets
•	Level 2 – Inputs other than quoted prices in active markets for identical assets or liabilities that are observable either directly or indirectly or quoted prices that are not active
•	Level 3 – Unobservable inputs in which there is little or no market data

Included in the following table are the Company’s major categories of assets (liabilities) measured at fair value on a recurring basis as of December 31, 2017 (dollars in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(649)	$—	$(649)
Total	$—	$(649)	$—	$(649)

See Note 5 for further information on the fair value of debt.

8.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 18 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $4.1 million, $3.5 and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to IRS limits. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  During the year ended December 31, 2017, eligible employees purchased 76,728 shares of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9.	EARNINGS PER SHARE

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted net earnings per share (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$66,807	$43,840	$20,945
Less: income allocable to participating securities	(171)	(333)	(270)
Income allocable to common shares	$66,636	$43,507	$20,675
Add back: undistributed earnings allocable to participating securities	171	333	270
Less: undistributed earnings reallocated to participating securities	(168)	(333)	(264)
Numerator for diluted earnings per share	$66,639	$43,507	$20,681
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455	50,315,455
Weighted average common shares repurchased	(1,526,930)	(286,699)	—
Adjustment for vested restricted stock	9,050,630	7,521,448	6,179,715
Shares for calculating basic earnings per share	57,839,155	57,550,204	56,495,170
Dilutive effect of unvested restricted stock	950,864	1,417,895	1,424,530
Shares for calculating diluted earnings per share	58,790,019	58,968,099	57,919,700
Earnings per share:
Basic	$1.15	$0.76	$0.37
Diluted	$1.13	$0.74	$0.36

10.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

We have historically issued shares of restricted stock under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that are subject to either time-based vesting conditions or market-based vesting conditions.  The market-based vesting conditions are based on our total enterprise value (“TEV”) exceeding certain specified thresholds.  Compensation expense related to the issuance of shares with time-based vesting conditions is measured based on the fair value of the award on the grant date and recognized over the requisite service period on a straight-line basis.  Compensation expense related to the issuance of shares with market-based vesting conditions is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting condition will be met.

The following table presents a summary of the grant-date fair values of restricted stock granted during the years ended December 31, 2017, 2016 and 2015 and the related assumptions:

	Year Ended December 31,
	2017	2016	2015
Grant-date fair value of restricted stock	$46.78 - $60.67	$23.15 - $49.34	$21.76 - $33.33
Risk-free interest rates	1.85%	1.28% - 1.36%	2.2%
Estimated volatility	23.0%	21.0% - 23.0%	26.0%
Expected life (in years)	2.3	2.7	3.6

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes restricted stock awards activity for the year ended December 31, 2017:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2016	1,429,514	$20.56	738,425	$28.68
Granted	309,526	$60.00	314,021	$48.63
Vested	(681,699)	$6.67	(1,014,429)	$34.44
Forfeited	(168,661)	$35.20	(38,017)	$39.87
Unvested shares of restricted stock outstanding at December 31, 2017	888,680	$42.17	-	$-

On April 26, 2017, we issued an aggregate of 613,677 shares of restricted stock under the LTIP to our executive officers and certain other employees, consisting of a combination of shares subject to market-based vesting conditions and shares subject to time-based vesting conditions.  Shares subject to market-based vesting conditions were scheduled to vest 50% if the Company’s TEV (as defined in the applicable award agreement) equaled or exceeded $4.15 billion and the remaining 50% were scheduled to vest if the Company’s TEV equaled or exceeded $4.45 billion.  Shares subject to market-based vesting conditions would be forfeited if they did not vest within six years of the date of grant.  Shares subject to time-based vesting conditions were issued with vesting periods ranging from 2 to 5 years.

On May 1, 2017, we issued an aggregate of 9,870 shares of restricted stock under the LTIP to members of our board of directors.  Such shares of restricted stock cliff-vest on the seventh (7th) day following the first (1st) anniversary of the grant date, provided that the director is providing services to the Company through the applicable vesting date.

The following table summarizes market-based restricted stock vesting activity during the year ended December 31, 2017, the associated compensation cost recognized in connection with the vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting (in millions)	Shares Withheld for Taxes[1]
Market-based (TEV = $3.5 billion)	May 13, 2017	229,075	$2.9	91,274
Market-based (TEV = $3.9 billion)	June 20, 2017	248,250	$5.2	103,907
Market-based (TEV = $4.15 billion)	August 25, 2017	153,764	$5.5	65,309
Market-based (TEV = $4.2 billion)	September 7, 2017	244,850	$4.2	102,548
Market-based (TEV = $4.45 billion)	October 13, 2017	138,490	$4.3	57,916

1 All shares withheld to satisfy tax withholding obligations are held as treasury stock.

Our total compensation expense related to restricted stock was $38.5 million and $22.5 million for the years ended December 31, 2017 and 2016, respectively.  There was $30.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of December 31, 2017.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years as of December 31, 2017.

We capitalized stock-based compensation costs related to software developed for internal use of $3.3 million, $1.8 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents non-cash stock-based compensation expense resulting from restricted stock awards, which is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2017	2016	2015
Operating expense	$3,950	$2,217	$235
Sales and marketing	6,086	3,656	559
Research and development	1,912	836	104
General and administrative	26,565	15,837	2,112
Total non-cash stock-based compensation expense	$38,513	$22,546	$3,010

11.	RELATED-PARTY TRANSACTIONS

Our Chief Sales Officer owned a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP, a Texas limited partnership, until April 2016.  For the period under his ownership during 2016, we paid rent on our Dallas office space to 417 Oakbend, LP in the amount of $0.1 million.  We paid rent on our Dallas office space in the amount of $0.4 million for the year ended December 31, 2015.

12.	COMMITMENTS AND CONTINGENCIES

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

Operating Leases and Deferred Rent

We lease office space under several noncancellable operating leases with contractual terms expiring from 2018 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. As of December 31, 2017 and 2016, we had $1.3 million and $1.1 million, respectively, recorded as a liability for deferred rent.

Future annual minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2017 were as follows (dollars in thousands):

Year Ending December 31,
2018	$6,833
2019	6,005
2020	3,494
2021	2,149
2022	1,626
Thereafter	852
Total minimum lease payments	$20,959

Rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was $6.1 million, $5.6 million and $4.4 million, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Legal Proceedings

We are involved in various legal proceedings in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.  We do not currently believe we are subject to material exposure with respect to any loss contingencies.

13.	INCOME TAXES

The items comprising income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Provision for current income taxes
Federal	$10,136	$12,207	$11,308
State	1,791	3,044	2,292
Total provision for current income taxes	11,927	15,251	13,600
Provision (benefit) for deferred income taxes, net
Federal	199	(1,476)	(1,109)
State	(2,286)	(372)	89
Total benefit for deferred income taxes, net	(2,087)	(1,848)	(1,020)
Total provision for income taxes	$9,840	$13,403	$12,580

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Federal statutory tax rate	35%	35%	35%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	4%	4%	4%
Nondeductible expenses	1%	1%	3%
Research credit, Federal benefit	(3%)	(2%)	(1%)
Section 199 - Qualified production activities	(2%)	(2%)	(3%)
Stock-based compensation	(21%)	(12%)	0%
Return to provision	(1%)	0%	0%
Remeasurement of deferred tax assets	1%	0%	0%
Other	(1%)	(1%)	0%
Effective income tax rate	13%	23%	38%

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Our effective income tax rate was 13% and 23% for the years ended December 31, 2017 and 2016, respectively.  The lower effective income tax rate for the year ended December 31, 2017 primarily resulted from the recognition of excess tax benefits from share-based payment awards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of our deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,
	2017	2016
Deferred income tax assets (liabilities):
Stock-based compensation	$1,446	$2,658
Investment in Paycom Payroll Holdings, LLC	101	(1,487)
Net operating losses	1,677	36
Federal tax credits	70	—
Noncurrent deferred income tax assets, net	$3,294	$1,207

The Tax Act was enacted on December 22, 2017.  The Tax Act reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018.  We remeasured certain deferred tax assets and liabilities based on the rate at which they are expected to be realized or settled in the future, which is generally 21%.  The amount recorded related to the remeasurement of our deferred tax balance was $0.4 million of income tax expense.

At December 31, 2017, we had net operating loss carryforwards for state income tax purposes of approximately $1.7 million that are available to offset future state taxable income that begin expiring in 2030.

At December 31, 2017 and 2016, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. Our 2007 through 2017 U.S. federal and state income tax returns remain open to examination by tax authorities, due to the usage of net operating loss carryovers.

14.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth selected quarterly statements of income data for the periods indicated (dollars in thousands, except share and per share amounts):

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$114,025	$101,287	$98,227	$119,508
Operating income	$19,434	$11,437	$9,089	$38,665
Net income	$12,905	$14,067	$14,221	$25,614
Earnings per share, basic	$0.22	$0.24	$0.24	$0.44
Earnings per share, diluted	$0.22	$0.24	$0.24	$0.43
Weighted average shares outstanding:
Basic	58,100,141	58,003,222	57,898,914	57,307,187
Diluted	58,850,271	58,873,502	58,816,442	58,525,980

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$87,810	$77,325	$73,880	$90,126
Operating income	$12,681	$582	$16,004	$28,704
Net income	$8,633	$6,198	$10,421	$18,588
Earnings per share, basic	$0.15	$0.11	$0.18	$0.32
Earnings per share, diluted	$0.15	$0.10	$0.18	$0.31
Weighted average shares outstanding:
Basic	57,652,531	57,819,734	57,591,556	57,132,909
Diluted	58,882,966	58,907,281	58,697,229	58,362,040

15.	SUBSEQUENT EVENTS

On January 26, 2018, we issued an aggregate of 510,473 restricted shares of common stock to our executive officers and certain non-executive, non-sales employees under the LTIP, consisting of 283,674 shares subject to market-based vesting conditions (“Market-Based Shares”) and 226,799 shares subject to time-based vesting conditions (“Time-Based Shares”).  Market-Based Shares will vest 50% on the first date that the Company’s TEV (calculated as defined in the applicable restricted stock award agreement) equals or exceeds $5.9 billion and 50% on the first date that the Company’s TEV equals or exceeds $6.2 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date.  Time-Based Shares granted to non-executive employees will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date.  Time-Based Shares granted to executive officers will vest in three equal annual tranches beginning on a specified initial vesting date and thereafter on the first and second anniversaries of such date, provided that the executive officer is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date.

On February 12, 2018 we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million.  The Facility is scheduled to mature on February 12, 2020.  Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  Material financial covenants under the Revolving Credit Agreement are substantially similar to the covenants in the New Credit Agreement described in Note 5 above.  As of the filing of this Form 10-K, we have not made any draws under the Facility.

On February 13, 2018, we announced that our Board of Directors amended and extended the stock repurchase plan, such that we are authorized to purchase up to an additional $100.0 million of common stock.  The stock repurchase plan will expire on February 12, 2020.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included below.

Changes in Internal Control Over Financial Reporting

In connection with the Company’s adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” the Company is updating its control framework for any new internal controls related to revenue recognition that will be required, as well as any changes to existing controls, effective with the January 1, 2018 adoption.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 14, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 14, 2018

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

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income, Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows, Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules: Financial statement schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

(3)	Exhibits:

The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514122537/d609623dex31.htm

3.2

Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex32_560.htm

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514122537/d609623dex41.htm

4.2

Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex43.htm

4.3

Joinder to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of March 6, 2015 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015004189/payc-ex46_20150331350.htm

4.4

Amendment No. 1 to the Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated as of May 13, 2015 (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015006677/payc-ex47_102.htm

4.5

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and the Mackesy Family Foundation, dated as of May 27, 2015 (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex49_182.htm

4.6

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Anthony & Christie de Nicola Foundation, dated as of August 13, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex411_400.htm

4.7

Amendment No. 2 to Registration Rights Agreement, by and between Paycom Software, Inc. and each of the signatories thereto, dated as of September 15, 2015 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex412_177.htm

Exhibit No.	Description

4.8

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and The Swani Family Foundation, dated as of October 13, 2015 (incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex414_179.htm

4.9

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Paul & Anne-Marie Queally Family Foundation, dated as of October 13, 2015 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000156459015009936/payc-ex416_183.htm

4.10

Joinder to Registration Rights Agreement, by and between Paycom Software, Inc. and Scully Family Charitable Foundation, dated as of December 2, 2015 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 22, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000156459016013001/payc-ex418_608.htm

10.1+

Form of Indemnification Agreement between Paycom Software, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex101.htm

10.2+

Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex102.htm

10.2.1+

First Amendment to the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2017, filed with the SEC on May 4, 2017).  http://www.sec.gov/Archives/edgar/data/1590955/000119312517158984/d386294dex101.htm

10.2.2+

Form of Restricted Stock Award Agreement for Executives with Employment Agreements (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514122537/d609623dex105.htm

10.2.3+

Form of Restricted Stock Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514122537/d609623dex106.htm

10.2.4+

Form of Incentive Stock Option Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015, filed with the SEC on March 30, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000119312515111728/d900188dex101.htm

10.2.5+

Form of Nonqualified Stock Option Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2015, filed with the SEC on March 30, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000119312515111728/d900188dex102.htm

10.2.6

Form of Time-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 8, 2015, filed with the SEC on July 10, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000119312515250350/d10329dex105.htm

10.2.7+

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000119312516550307/d163628dex101.htm

Exhibit No.	Description

10.2.8+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 15,

2016, filed with the SEC on April 21, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000119312516550307/d163628dex102.htm

10.2.9

Form of Time-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 15, 2016, filed with the SEC on April 21, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000119312516550307/d163628dex104.htm

10.2.10+

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved October 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2016, filed with the SEC on October 6, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000119312516732738/d242708dex101.htm

10.2.11+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved October 4, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 4, 2016, filed with the SEC on October 6, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000119312516732738/d242708dex102.htm

10.2.12+

Form of Time and Market-Based Vesting Restricted Stock Award Agreement (CEO) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2017, filed with the SEC on April 27, 2017).  http://www.sec.gov/Archives/edgar/data/1590955/000119312517141138/d374359dex101.htm

10.2.13+

Form of Time and Market-Based Vesting Restricted Stock Award Agreement (Executive) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017, filed with the SEC on April 27, 2017). http://www.sec.gov/Archives/edgar/data/1590955/000119312517141138/d374359dex102.htm

10.3+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Chad Richison, dated December 30, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex104.htm

10.4+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Craig E. Boelte, dated December 30, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex105.htm

10.5+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and Jeffrey D. York, dated December 30, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex106.htm

10.6+

Executive Employment Agreement by and between Paycom Payroll Holdings, LLC and William X. Kerber III, dated December 30, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex107.htm

10.7+

Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000119312515179543/d924761dex102.htm

10.8

Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015). http://www.sec.gov/Archives/edgar/data/1590955/000119312515179543/d924761dex101.htm

10.9

Consolidated, Amended and Restated Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, filed with the SEC on March 10, 2014).  http://www.sec.gov/Archives/edgar/data/1590955/000119312514091543/d609623dex108.htm

Exhibit No.	Description

10.9.1

First Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514302051/d742477dex101.htm

10.9.2

Second Loan Modification Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014).  http://www.sec.gov/Archives/edgar/data/1590955/000119312514302051/d742477dex102.htm

10.9.3

4.75% Consolidated, Amended, Restated and Increased Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated June 17, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014). http://www.sec.gov/Archives/edgar/data/1590955/000119312514302051/d742477dex103.htm

10.10

Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated May 13, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).  http://www.sec.gov/Archives/edgar/data/1590955/000156459015006677/payc-ex103_677.htm

10.10.1

Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000156459016027365/payc-ex101_206.htm

10.10.2

First Modification to Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000156459016027365/payc-ex102_239.htm

10.10.3

Second Modification to Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000156459016027365/payc-ex103_205.htm

10.11

Loan Agreement, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).  http://www.sec.gov/Archives/edgar/data/1590955/000156459016027365/payc-ex104_204.htm

10.11.1

Promissory Note, by and between Kirkpatrick Bank and Paycom Payroll, LLC, dated August 2, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016). http://www.sec.gov/Archives/edgar/data/1590955/000156459016027365/payc-ex105_203.htm

10.12*

Term Credit Agreement, dated December 7, 2017, by and among Paycom Payroll, LLC as the borrower, Paycom Software, Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and JPMorgan Chase Bank, N.A. as administrative agent.  payc-ex1012_397.htm

10.13*

Real Estate Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated December 7, 2017, by Paycom Payroll, LLC in favor of JPMorgan Chase Bank, N.A. payc-ex1013_398.htm

21.1*	List of subsidiaries of the Company payc-ex211_8.htm
23.1*	Consent of Independent Registered Public Accounting Firm payc-ex231_9.htm

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_7.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

Exhibit No.	Description

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_10.htm

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 14, 2018

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 14, 2018

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