Form 10-Q
period 2018-03-31
Paycom Software, Inc.
filed 2018-05-03
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 25, 2018, there were 59,063,253 shares of common stock, par value of $0.01 per share, outstanding, including 1,083,408 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

		December 31, 2017
	March 31, 2018	*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$68,121	$46,077
Accounts receivable	2,350	1,576
Prepaid expenses	7,001	4,982
Inventory	420	979
Income tax receivable	3,034	7,047
Derivative asset	13	—
Deferred contract costs	28,920	26,403
Current assets before funds held for clients	109,859	87,064
Funds held for clients	1,095,160	1,089,201
Total current assets	1,205,019	1,176,265
Property and equipment, net	159,561	147,705
Deposits and other assets	2,021	1,456
Goodwill	51,889	51,889
Intangible assets, net	905	958
Long-term derivative asset	155	—
Long-term deferred contract costs	188,580	171,865
Total assets	$1,608,130	$1,550,138
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,421	$6,490
Accrued commissions and bonuses	2,605	9,585
Accrued payroll and vacation	11,322	7,015
Deferred revenue	7,358	6,982
Current portion of long-term debt	1,331	888
Accrued expenses and other current liabilities	20,145	19,991
Current liabilities before client funds obligation	46,182	50,951
Client funds obligation	1,095,160	1,089,201
Total current liabilities	1,141,342	1,140,152
Deferred income tax liabilities, net	53,401	49,129
Long-term derivative liability	—	554
Long-term deferred revenue	46,419	44,642
Net long-term debt, less current portion	33,935	34,414
Total long-term liabilities	133,755	128,739
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 60,446,702 and 60,149,411 shares issued at March 31, 2018 and December 31, 2017, respectively; 57,916,718 and 57,788,573 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	604	601
Additional paid-in capital	189,302	161,809
Retained earnings	299,685	258,525
Treasury stock, at cost (2,529,984 and 2,360,838 shares at March 31, 2018 and December 31, 2017, respectively)	(156,558)	(139,688)
Total stockholders' equity	333,033	281,247
Total liabilities and stockholders' equity	$1,608,130	$1,550,138

  * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
		2017
	2018	*As Adjusted
Revenues
Recurring	$151,885	$117,914
Implementation and other	2,031	1,594
Total revenues	153,916	119,508
Cost of revenues
Operating expenses	20,568	15,086
Depreciation and amortization	3,037	2,060
Total cost of revenues	23,605	17,146
Administrative expenses
Sales and marketing	32,352	25,579
Research and development	11,250	6,797
General and administrative	32,657	15,250
Depreciation and amortization	3,032	2,226
Total administrative expenses	79,291	49,852
Total operating expenses	102,896	66,998
Operating income	51,020	52,510
Interest expense	—	(257)
Other income (expense), net	1,030	95
Income before income taxes	52,050	52,348
Provision for income taxes	10,890	18,654
Net income	$41,160	$33,694
Earnings per share, basic	$0.71	$0.58
Earnings per share, diluted	$0.70	$0.57
Weighted average shares outstanding:
Basic	57,793,023	57,307,187
Diluted	58,738,732	58,525,980

* Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
		2017
	2018	*As Adjusted
Cash flows from operating activities
Net income	$41,160	$33,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,069	4,286
Amortization of debt issuance costs	6	23
Stock-based compensation expense	23,222	3,343
Cash paid for derivative settlement	(79)	—
Gain on derivative	(738)	—
Deferred income taxes, net	4,272	1,285
Changes in operating assets and liabilities:
Accounts receivable	(774)	(508)
Prepaid expenses	(2,019)	(938)
Inventory	(193)	176
Deposits and other assets	(565)	(154)
Deferred contract costs	(17,712)	(13,563)
Accounts payable	(710)	(1,349)
Income taxes, net	4,013	17,269
Accrued commissions and bonuses	(6,980)	(5,277)
Accrued payroll and vacation	4,307	2,919
Deferred revenue	2,153	2,455
Accrued expenses and other current liabilities	2,232	(3,436)
Net cash provided by operating activities	57,664	40,225
Cash flows from investing activities
Net change in funds held for clients	(5,959)	(92,736)
Purchases of property and equipment	(18,708)	(9,136)
Net cash provided by investing activities	(24,667)	(101,872)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,093
Repurchases of common stock	(4,999)	—
Withholding taxes paid related to net share settlement	(11,871)	—
Principal payments on long-term debt	—	(282)
Net change in client funds obligation	5,959	92,736
Payment of debt issuance costs	(42)	(143)
Net cash (used in) provided by financing activities	(10,953)	94,404
Increase in cash and cash equivalents	22,044	32,757
Cash and cash equivalents
Beginning of period	46,077	60,158
End of period	$68,121	$92,915

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of March 31, 2018 and December 31, 2017, our consolidated statements of income for the three months ended March 31, 2018 and 2017 and our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on February 14, 2018 (the “Form 10-K”).  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as discussed in Note 2.  All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements for the year ended December 31, 2017, included in the Form 10-K.

Recently Adopted New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also includes Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs – Contracts with Customers” (“ASC 340-40”), which codifies the guidance on other assets and deferred costs relating to contracts with customers.  ASC 340-40 specifies the accounting for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  We adopted the amended standard on January 1, 2018, utilizing the full retrospective method of transition, which required us to recast each prior period presented and included a cumulative adjustment to stockholders’ equity of $103.4 million as of January 1, 2016.  We have also updated our control framework for new internal controls and made changes to existing controls related to the new standard, including certain reconciliation controls, management review controls and contract review controls.

Impacts to Previously Reported Results

The provisions of ASU 2014-19 do not materially impact the timing or amount of revenue we recognize.  The primary impact of adopting the new standard is the manner in which we account for certain costs to obtain new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to upfront implementation activities performed), which we had previously expensed as incurred.  We also determined that the nonrefundable upfront fee charged to our clients, coupled with the option to renew, represents an implied performance obligation in the form of a material right.  However, as these fees are deferred and recognized

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

ratably over the ten-year estimated client life, consistent with our prior accounting policy, there is no change in revenue recognition.  See Note 3 for further details.

The following table presents a recast of selected unaudited consolidated statement of income line items after giving effect to the adoption of ASU 2014-09 (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2017
	As previously reported	Adjustments	As Adjusted
Administrative expenses
Sales and marketing	$36,848	$(11,269)	$25,579
General and administrative	$17,826	$(2,576)	$15,250
Operating income	$38,665	$13,845	$52,510
Provision for income taxes	$12,889	$5,765	$18,654
Net income	$25,614	$8,080	$33,694
Earnings per share, basic	$0.44	$0.14	$0.58
Earnings per share, diluted	$0.43	$0.14	$0.57

The following table presents a recast of selected unaudited consolidated balance sheet line items after giving effect to the adoption of ASU 2014-09 (in thousands):

	December 31, 2017
	As previously reported	Adjustments	As Adjusted
Assets
Deferred contract costs	$—	$26,403	$26,403
Deferred income tax assets, net	$3,294	$(3,294)	$—
Long-term deferred contract costs	$—	$171,865	$171,865
Liabilities and Stockholders' Equity
Deferred income tax liabilities, net	$—	$49,129	$49,129
Additional paid-in capital	$137,234	$24,575	$161,809
Retained earnings	$137,255	$121,270	$258,525

The following table presents a recast of selected unaudited consolidated statement of cash flow line items after giving effect to the adoption of ASU 2014-09 (in thousands):

	Three Months Ended March 31, 2017
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities
Net income	$25,614	$8,080	$33,694
Stock-based compensation expense	$3,625	$(282)	$3,343
Deferred income taxes, net	$(4,480)	$5,765	$1,285
Deferred contract costs	$—	$(13,563)	$(13,563)
Net cash provided by operating activities	$40,225	$—	$40,225

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

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing application, we (i) collect client funds to satisfy their respective federal, state and local employment tax obligations, (ii) remit such funds to the appropriate taxing authorities and accounts designated by our clients, and (iii) manage client tax filings and any related correspondence with taxing authorities.  Amounts collected by us from clients for their federal, state and local employment taxes are invested by us, and we earn interest on these funds during the interval between receipt and disbursement.

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of March 31, 2018 and December 31, 2017, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  These investments are shown in the consolidated balance sheets as funds held for clients and are classified as a current asset because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

On February 8, 2017, we announced that our Board of Directors amended and extended our stock repurchase plan originally announced on May 26, 2016, such that we were authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019. On October 30, 2017, our Board of Directors again amended and extended our stock repurchase plan, such that we are authorized to purchase (in the aggregate) up to an additional $75 million of common stock over a 24-month period. Our stock repurchase plan will expire on October 30, 2019. On February 13, 2018, we announced that our Board of Directors further amended and extended our stock repurchase plan, such that we are authorized to purchase up to an additional $100.0 million of common stock. Our stock repurchase plan will expire on February 12, 2020.

According to the terms of our stock repurchase plan, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the net-downs associated with the vesting of restricted stock and other corporate considerations. During the three months ended March 31, 2018, we repurchased an aggregate of 169,146 shares of our common stock at an average cost of $99.74 per share, including 108,909 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  The purpose of this new guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements. The new guidance is effective for us beginning January 1, 2019.  We are in the process of evaluating and planning for the adoption and implementation of the new standard, including evaluating practical expedient and accounting policy elections and determining the impact to our systems  and processes that we use to account for leases.  We are also still in the process of completing our assessment of the overall impact to our consolidated financial statements; however, we anticipate that most of our operating lease commitments will be subject to the new guidance, resulting in a significant increase in the total assets and liabilities reported on the Company’s consolidated balance sheets.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

3.	REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenue is comprised of revenue from contracts with clients. Sales and other applicable taxes are excluded from revenues. The following table, consistent with our Consolidated Statements of Income, disaggregates revenue by recurring and implementation and other revenue which we believe represents the major categories of revenues (in thousands):

	Three Months Ended March 31,
	2018	2017

Revenues
Recurring	$151,885	$117,914
Implementation and other	2,031	1,594
Total revenues	$153,916	$119,508

Recurring

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our applicant tracking, candidate tracker, background check, on-boarding, e-verify and tax credit services applications. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation, labor management reports/push reporting and geofencing/geotracking. Payroll includes our payroll and tax management, Paycom Pay, expense management, garnishment management and GL Concierge applications. Talent management includes our employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning and course content applications. HR management includes our document and task management, government and compliance, beneﬁts administration, COBRA administration, personnel action forms, surveys and enhanced Affordable Care Act (“ACA”) applications.

The performance obligations related to recurring revenues are satisfied during each client’s payroll period, with the agreed-upon fee being charged and collected as part of our processing of the client’s payroll. Recurring revenues are recognized at the conclusion of processing of each client’s payroll-period, when each respective payroll client is billed. Collectability is reasonably assured as the fees are collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

The contract period for substantially all contracts associated with these revenues is one month due to the fact that both Paycom and the client have the unilateral right to terminate a wholly unperformed contract without compensating the other party by providing 30-day notice of termination. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications.  For clients who purchase multiple applications, due to the short team nature of our contracts, we do not determine it meaningful to separately assess and identify whether or not each application potentially represents its own, individual, performance obligation as the revenue generated from each application is recognized within the same month as the revenue from the core payroll application.  Similarly, we do not determine it meaningful to individually determine the standalone selling price for each application.  We consider the total price charged to a client in a given period to be indicative of the standalone selling price as the total amount charged is within a reasonable range of prices typically charged for our goods and services for comparable classes of client groups.

Implementation and other

Implementation and other revenues consist of nonrefundable upfront conversion fees which are charged to new clients to offset the expense of new client set-up as well as revenues from the sale of time clocks as part of our employee time and attendance services. Although these revenues are related to our recurring revenues, they represent distinct performance obligations.

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client.  However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each 30-day contract period. Further, given that the total price charged to clients for all other services within the contract are sold at standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees Paycom charges in similar

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

contracts that we have with clients, the standalone selling price of the client’s option to renew approximates the dollar amount of the nonrefundable upfront fee.  The nonrefundable upfront fee is typically included on the client’s first invoice, and is deferred and recognized ratably over the estimated renewal period (i.e. the ten-year estimated client life).

Revenue from the sale of time clocks is recognized when control is transferred to the client upon delivery of the product. We estimated standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing. We have elected to apply the practical expedient not to disclose the value of unsatisfied performance obligations for contracts that are less than one year in length. However, this expedient cannot be applied to initial 30-day contracts with a client that also contain an implied performance obligation in the form of a material right as the material right performance obligation is being recognized over the expected client life which exceeds one year.  For these contracts, we determined that the core, non-material right, performance obligations are generally satisfied in full by the end of each reporting period as most of our contracts with clients start at the beginning of a calendar month.  For the material right performance obligation, as discussed above, we defer the amounts allocated and recognize them ratably over the estimated client life of ten years.  Finally, we have also elected to apply the transition expedient that allows for all reporting periods presented before the date of initial application to exclude disclosure of the amounts of transaction price allocated to the remaining unsatisfied performance obligations.  Accordingly, the table below is only for the three months ended March 31, 2018.

Changes in deferred revenue related to material right performance obligations were as follows (in thousands):

Three Months Ended
March 31, 2018
Balance, beginning of period	$51,624
Deferral of revenue	3,943
Recognition of unearned revenue	(1,790)
Balance, end of period	$53,777

We expect to recognize $5.5 million of the above deferred revenue amount in 2018, $7.4 million in 2019, and $40.9 million thereafter.

Assets Recognized from the Costs to Obtain and Costs to Fulfill Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year. We have determined that certain selling and commission costs meet the capitalization criteria under ASC 340-40, which prior to the adoption of ASU 2014-09 we had previously expensed as incurred. We also recognize an asset for the costs to fulfill a contract with a client if they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined that substantially all costs related to implementation activities are administrative in nature and also meet the capitalization criteria under ASC 340-40.  These capitalized costs to fulfill principally relate to upfront direct costs that are expected to be recovered through margin and that enhance our ability to satisfy future performance obligations.

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized over the expected period of benefit which we have determined to be the estimated client relationship of ten years.  The expected period of benefit has been judgmentally determined to be the estimated life of the client relationship largely due to the fact that there are no new costs to obtain or costs to fulfill incurred upon renewal after the initial contract unless the client signs on for additional applications in the future, at which time additional fulfillment costs are minimized by our seamless single-database platform.  Furthermore, while changes and development to our technology may periodically occur, enhancements to the platform used to perform the payroll processing and related human resource activities remain fundamentally unchanged.  These assets are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and fulfill a contract are included in the “sales and marketing” and “general and administrative” in the accompanying consolidated statements of operations.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table presents the asset balances and related amortization expense for these contract costs (in thousands):

	As of and for the Three Months Ended March 31, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$126,207	$15,122	$(4,418)	$136,911
Costs to fulfill a contract	$72,061	$11,043	$(2,515)	$80,589

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31,	December 31,
	2018	2017
Property and equipment
Buildings	$60,647	$60,441
Software and capitalized software costs	49,404	41,996
Computer equipment	30,525	27,928
Rental clocks	13,627	13,131
Furniture, fixtures and equipment	7,776	7,528
Leasehold improvements	779	767
Vehicles	50	—
	162,808	151,791
Less: accumulated depreciation and amortization	(59,540)	(53,525)
	103,268	98,266
Construction in progress	47,280	40,446
Land	9,013	8,993
Property and equipment, net	$159,561	$147,705

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three months ended March 31, 2018 and 2017, respectively, we capitalized $6.6 million and $2.9 million of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Included in the construction in progress balance at March 31, 2018 and December 31, 2017 is $1.6 million and $2.0 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction of our principal executive offices.  For the three months ended March 31, 2018, we incurred interest costs of $0.4 million, $0.4 million of which was capitalized.  For the three months ended March 31, 2017, we incurred interest costs of $0.4 million, $0.1 million of which was capitalized.

Depreciation and amortization expense for property and equipment, net was $6.0 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  As of March 31, 2018 and December 31, 2017, we had goodwill of $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2017.  For the three months ended March 31, 2018 and the year ended December 31, 2017, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets:

	March 31, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	4.3	3,194	(2,289)	905
Total		$3,194	$(2,289)	$905

	December 31, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	4.5	3,194	(2,236)	958
Total		$3,194	$(2,236)	$958

The weighted average remaining useful life of our intangible assets was 4.3 years as of March 31, 2018.  Amortization of intangible assets for the three months ended March 31, 2018 and 2017 was $0.1 million and $0.4 million, respectively.

6.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
Net term note to bank due September 7, 2025	$35,266	$35,302
Total long-term debt (including current portion)	35,266	35,302
Less: Current portion	(1,331)	(888)
Total long-term debt, net	$33,935	$34,414

On December 7, 2017, we entered into a senior secured term credit agreement (the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank N.A., Bank of America, N.A. and Kirkpatrick Bank agreed to make certain term loans to us (the “Term Loans”) in an aggregate principal amount of $60.0 million on or prior to September 7, 2018. As of March 31, 2018, our indebtedness consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both March 31, 2018 and December 31, 2017, are presented as a direct deduction from the carrying amount of the debt liability.

After giving effect to the Term Loans made on December 7, 2017, there was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of March 31, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025. The Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Under the Term Credit Agreement, the Company is subject to two material financial covenants, which require the Company to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of March 31, 2018, the Company was in compliance with these covenants.

On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million.  The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of March 31, 2018, we have not made any draws under the Facility.

Under the Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.

As of March 31, 2018 and December 31, 2017, the carrying value of our total long-term debt approximated its fair value as of both dates. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

7.	DERIVATIVE INSTRUMENTS

In December 2017, the Company entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans.  The Company does not hold derivative instruments for trading or speculative purposes.  The interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  The Company accounts for its derivatives under ASC Topic 815, Derivatives and Hedging, and records all derivative instruments on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date.  See Note 8, “Fair Value of Financial Instruments”.  The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company’s consolidated statements of income.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, the Company will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The swap agreement has a maturity date of September 7, 2025.  For the three months ended March 31, 2018, the Company recorded a gain of $0.8 million for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client fund obligation approximates fair value because of the short-term nature of the instruments.  See Note 6 for discussion on the fair value of our debt.

As discussed in Note 7, during the year ended December 31, 2017, we entered into an interest rate swap.  The interest rate swap is measured on a recurring basis based on quoted prices for similar financial instruments and other observable inputs that approximate fair value.

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

Included in the following table are the Company’s major categories of assets (liabilities) measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$168	$—	$168
Total	$—	$168	$—	$168

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(649)	$—	$(649)
Total	$—	$(649)	$—	$(649)

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 18 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $1.4 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  Eligible employees purchased 24,103 and 32,822 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2018 and 2017, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.2 million for each of the three months ended March 31, 2018 and 2017.

10.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

In accordance with ASC Topic 260, “Earnings Per Share,” the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common stockholders for dividends or dividend equivalents and participation rights in undistributed earnings.  Certain unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The outstanding shares of restricted stock granted in 2015 are considered participating securities, while all other outstanding shares of restricted stock are not considered participating securities.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following is a reconciliation of net income and the number of shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
		2017
	2018	*As Adjusted
Numerator:
Net income	$41,160	$33,694
Less: income allocable to participating securities	(100)	(254)
Income allocable to common shares	$41,060	$33,440
Add back: undistributed earnings allocable to participating securities	$100	$254
Less: undistributed earnings reallocated to participating securities	(98)	(249)
Numerator for diluted earnings per share	$41,062	$33,445
Denominator:
Weighted average common shares outstanding	50,315,455	50,315,455
Weighted average common shares repurchased	(2,408,586)	(1,122,261)
Adjustment for vested restricted stock	9,886,154	8,113,993
Shares for calculating basic earnings per share	57,793,023	57,307,187
Dilutive effect of unvested restricted stock	945,709	1,218,793
Shares for calculating diluted earnings per share	58,738,732	58,525,980
Earnings per share:
Basic	$0.71	$0.58
Diluted	$0.70	$0.57

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

11.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

See the Company’s Form 10-K for a detailed description of the Company’s stock-based compensation awards, including information related to vesting terms and service and performance conditions.

The following table summarizes restricted stock awards activity for the three months ended March 31, 2018:

	Time-based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2017	888,680	$42.17	—	$—
Granted	227,243	$92.94	284,118	$82.84
Vested	(14,211)	$0.29	(283,080)	$82.84
Forfeited	(19,726)	$47.19	(1,038)	$82.64
Unvested shares of restricted stock outstanding at March 31, 2018	1,081,986	$53.29	—	$—

On January 26, 2018, we issued an aggregate of 511,361 restricted shares of common stock to our executive officers and certain non-executive, non-sales employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 284,118 shares subject to market-based vesting conditions (“Market-Based Shares”) and 227,243 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares will vest 50% on the first date that the Company’s TEV (calculated as defined in the applicable restricted stock award agreement) equals or exceeds $5.9 billion and 50% on the first date that the Company’s TEV equals or exceeds $6.2 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

date. Time-Based Shares granted to non-executive employees will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. Time-Based Shares granted to executive officers will vest in three equal annual tranches beginning on a specified initial vesting date and thereafter on the first and second anniversaries of such date, provided that the executive officer is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date.

The following table summarizes market-based stock vesting activity during the three months ended March 31, 2018, the associated compensation cost recognized in connection with the vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $5.9 billion)	March 14, 2018	141,599	$9.7 million	54,000
Market-based (TEV = $6.2 billion)	March 23, 2018	141,481	$10.1 million	54,909

1 All shares withheld to satisfy tax withholding obligations are held as treasury stock.

For the three months ended March 31, 2018 and 2017, respectively, our total compensation expense related to restricted stock was $23.4 million and $3.4 million, as adjusted.  There was $45.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of March 31, 2018. The unrecognized compensation cost for the restricted shares is expected to be recognized over a weighted average period of 2.1 years as of March 31, 2018.

We capitalized stock-based compensation costs related to software developed for internal use of $2.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

Incentive Plan

On May 2, 2016, our stockholders approved the Paycom Software, Inc. Annual Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for payment of incentive compensation that is not subject to certain federal income tax deduction limitations.  Participation in the Incentive Plan is limited to certain of our employees designated by the Compensation Committee of our Board of Directors.

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

Operating Leases and Deferred Rent

Our leases primarily consist of several noncancellable operating leases for office space with contractual terms expiring from 2018 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. We had $1.3 million as of both March 31, 2018 and December 31, 2017, recorded as a liability for deferred rent.

Rent expense under operating leases for the three months ended March 31, 2018 and 2017 was $1.8 million and $1.5 million, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

13.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  Our effective income tax rate was 20.92% and 33.48% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate for the three months ended March 31, 2018 is primarily a result of the decrease in the federal corporate tax rate that went into effect in December 2017 with the enactment of the Tax Cuts and Jobs Act of 2017.

14.	SUBSEQUENT EVENTS

On April 23, 2018, we issued an aggregate of 92,061 restricted shares of common stock to certain non-executive sales employees under the LTIP consisting of Time-Based Shares. One-third of the Time-Based Shares will vest on a specified initial vesting date, an additional one-third of the Time-Based Shares will vest on the first anniversary of the specified initial vesting date, and the remaining one-third of the Time-Based Shares will vest on the second anniversary of the specified initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary thereof on the applicable vesting date.

On April 30, 2018, we issued an aggregate of 9,846 shares of restricted stock under the LTIP to the non-employee members of our board of directors. Such shares of restricted stock will cliff-vest on the seventh (7th) day following the first (1st) anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2018, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2018 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2017, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than share and per share amounts, are in thousands unless otherwise noted.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) as discussed in Note 2 to the consolidated financial statements.  All amounts and disclosures set forth in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been updated to comply with the new standards.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified personnel; future regulatory, judicial or legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to expand our corporate headquarters within an expected timeframe; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development; the expected impact of our consolidated financial statements of new accounting pronouncements; and our plans to purchase shares of our common stock through a stock repurchase plan; and the expected impact of the Tax Cuts and Jobs Act of 2017 and our expected income tax rate for future periods.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “should,” “would,” “plan,” “expect,” “potential,” “will,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and in our other reports filed with the SEC. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our

revenues for the three months ended March 31, 2018.   Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on the introduction of new applications to our existing client base while targeting a high degree of client employee usage across those applications, attracting new clients through further penetration of our existing markets and geographic expansion into new markets.  During the first three months of 2018 we opened a new sales office in Salt Lake City, Utah and in April 2018, we opened a new sales office in Rochester, New York.  The opening of these two new sales offices brings our total number of sales teams to 47 sales teams located in 26 states.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.  We also expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing program includes email campaigns, social and digital media, search engine marketing methods, tradeshows and outbound marketing including TV and print advertising.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers and webinars.

Growth Outlook and Opportunities

As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  Client adoption and client employee usage of new applications has been a significant factor in our revenue growth over the last three years and we expect that the continuation of this trajectory will depend, in part, on the introduction of new applications to our existing client base.  Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) continuing to leverage our salesforce productivity within markets where we currently have existing sales offices, (ii) expanding our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets and (iii) opening sales offices in new metropolitan areas.

Growing our business has resulted in, and will continue to result in, substantial investment in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which has and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and additional sales office leases.

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended March 31, 2018 and 2017, our total gross margins were approximately 85% and 86%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
			2017		% Change
	2018		*As Adjusted
Revenues
Recurring	$151,885	98.7%	$117,914	98.7%	29%
Implementation and other	2,031	1.3%	1,594	1.3%	27%
Total revenues	153,916	100.0%	119,508	100.0%	29%
Cost of revenues
Operating expenses	20,568	13.4%	15,086	12.6%	36%
Depreciation and amortization	3,037	2.0%	2,060	1.7%	47%
Total cost of revenues	23,605	15.4%	17,146	14.3%	38%
Administrative expenses
Sales and marketing	32,352	21.0%	25,579	21.4%	26%
Research and development	11,250	7.3%	6,797	5.7%	66%
General and administrative	32,657	21.2%	15,250	12.8%	114%
Depreciation and amortization	3,032	2.0%	2,226	1.9%	36%
Total administrative expenses	79,291	51.5%	49,852	41.8%	59%
Total operating expenses	102,896	66.9%	66,998	56.1%	54%
Operating income	51,020	33.1%	52,510	43.9%	-3%
Interest expense	—	0.0%	(257)	-0.2%	-100%
Other income (expense), net	1,030	0.7%	95	0.1%	984%
Income before income taxes	52,050	33.8%	52,348	43.8%	-1%
Provision for income taxes	10,890	7.1%	18,654	15.6%	-42%
Net income	$41,160	26.7%	$33,694	28.2%	22%

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Revenues

The increase in recurring revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to several factors, including (i) strong performance from our tax forms filing business, (ii) the addition of new clients in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that reached maturity during 2018, (iii) contributions from new sales offices opened in 2017 that are progressing to maturity, (iv) the sale of additional applications to our existing clients and (v) growth in our clients’ employee headcounts as a result of favorable economic conditions. The increase in implementation and other revenue was primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the estimated life of our clients, which is ten years.

Expenses

Cost of Revenues

The increase in cost of revenues for the three months ended March 31, 2018 was primarily due to a $4.6 million increase in employee related expenses, which consisted of a $2.3 million increase in expenses attributable to growth in the number of operating personnel and a $2.3 million increase in non-cash stock-based compensation expense. Additionally, shipping fees and automated clearing house fees increased $0.5 million and $0.2 million, respectively, in connection with increased sales. Depreciation and amortization expense increased $1.0 million, or 47%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the parking garage at our headquarters that was placed in service in April 2017.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2018, sales and marketing expenses increased from the comparable prior year period due to a $5.9 million increase in employee-related expenses, including commissions and bonuses, which consisted of a $1.1 million increase in stock-based compensation expense.  Marketing and advertising expense increased $0.9 million from the comparable year period.

Research and Development

During the three months ended March 31, 2018, research and development expenses increased from the comparable prior year period due to a $2.4 million increase in expenses related to growth in the number of research and development personnel and a $2.1 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017

Capitalized portion of research and development	$6,638	$2,876
Expensed portion of research and development	11,250	6,797
Total research and development costs	$17,888	$9,673

General and Administrative

During the three months ended March 31, 2018, general and administrative expenses increased from the comparable prior year period due to a $14.5 million increase in non-cash stock-based compensation expense and a $3.0 million increase in employee-related expenses, which were partially offset by a $0.1 million decrease in accounting and legal costs.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three months ended March 31,
		2017
	2018	*As Adjusted
Non-cash stock-based compensation expense:
Operating expenses	$2,868	$491
Sales and marketing	1,907	810
Research and development	2,247	159
General and administrative	16,416	1,946
Total non-cash stock-based compensation expense	$23,438	$3,406

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

During the three months ended March 31, 2018, our non-cash stock-based compensation expense increased $20.0 million compared to the three months ended March 31, 2017, primarily due to the issuance and subsequent vesting of restricted stock with market-based vesting conditions.

Depreciation and Amortization

During the three months ended March 31, 2018, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other assets, particularly with respect to the parking garage at our headquarters that was placed in service in April 2017.

Interest expense

The decrease in interest expense for the three months ended March 31, 2018 was primarily due to the capitalization of interest related to the ongoing construction of our fourth headquarters building.

Other income (expense), net

The increase in other income for the three months ended March 31, 2018 was primarily due to the increase in the fair value of our interest rate swap.

Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The decrease in the provision for income taxes for the three months ended March 31, 2018 was driven by a lower effective income tax rate, which was primarily the result of the decrease in the federal corporate tax rate that went into effect in December 2017 with the enactment of the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

As of March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $68.1 million. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

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

Recent Liquidity Developments

New Credit Agreement.  On December 7, 2017, we entered into a senior secured term credit agreement (the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank have agreed to make certain term loans to us (the “Term Loans”) in an aggregate principal amount of $60.0 million on or prior to September 7, 2018. As of March 31, 2018, our indebtedness consists solely of Term Loans made under the Term Credit Agreement.

After giving effect to the Term Loans made on December 7, 2017, there was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of March 31, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025. The Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. The adjusted LIBOR rate is equal to (i) the LIBOR rate for the applicable interest period multiplied by (ii) the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States).

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of March 31, 2018, we were in compliance with these covenants.

In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are being recognized in earnings in our consolidated statements of income.  For the three months ended March 31, 2018, we recorded a gain of $0.8 million for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. The Revolving Credit Agreement also contains financial and non-financial covenants that are substantially similar to the covenants in the Term Credit Agreement described above. The proceeds from the loans under the Facility are to be used for working capital and general business purposes.  Letters of credit are to be used to support our business operations.  As of March 31, 2018, we have not made any draws under the Facility.

Stock Repurchase Plan.  On February 8, 2017, we announced that our Board of Directors amended and extended our stock repurchase plan originally announced on May 26, 2016, such that we were authorized to purchase (in the aggregate) up to an additional $50.0 million of common stock through January 2019.  On October 30, 2017, our Board of Directors again amended and extended our stock repurchase plan, such that we were authorized to purchase (in the aggregate) up to an additional $75.0 million of common stock through October 30, 2019.  Additionally, as announced on February 13, 2018, our Board of Directors further amended and extended our stock repurchase plan, such that we are authorized to purchase up to an additional $100.0 million of common stock.  As of March 31, 2018, there was $120.5 million available for repurchases.  Our stock repurchase plan will expire on February 12, 2020. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Our repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.

During the three months ended March 31, 2018, we repurchased an aggregate of 169,146 shares of common stock for an aggregate cost of $16.9 million, including 108,909 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees, as discussed below.

Withholding Shares to Cover Taxes.  During the three months ended March 31, 2018, we withheld 108,909 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in an expenditure of $11.9 million in cash and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which can vary significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars, and therefore such balance changes from period to period in accordance with the timing of each payroll cycle.

Our cash flows from financing activities are also affected by the extent to which we use available cash to purchase shares of common stock under our stock repurchase plan as well as restricted stock vesting events that result in net share settlements and the Company paying withholding taxes on behalf of certain employees.

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$57,664	$40,225	$17,439
Investing activities	(24,667)	(101,872)	77,205
Financing activities	(10,953)	94,404	(105,357)
Change in cash and cash equivalents	$22,044	$32,757	$(10,713)

Operating Activities

Cash flows from operating activities for the three months ended March 31, 2018 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of cash we invested in personnel and expenditures made to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the three months ended March 31, 2017, our operating cash flows for the three months ended March 31, 2018 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the three months ended March 31, 2018 changed by $86.8 million due to the impact of changes in funds held for clients, partially offset by a $9.6 million increase in cash used for purchases of property and equipment, primarily as a result of the ongoing construction of our fourth headquarters building.

Financing Activities

Cash flows from financing activities for the three months ended March 31, 2018 changed by $86.8 million due to the impact of changes in client funds obligation, which is due to the timing of receipts from our clients and payments to our client’s employees. Financing cash flows were also impacted by the $11.9 million increase in withholding taxes paid related to net share settlements, $5.0 million increase in open market purchases of common stock and a decrease of $2.1 million in proceeds from the issuance of debt.  These cash flows used in financing activities were partially offset by a $0.3 million decrease in payments on long-term debt related to our previous loan agreements and a $0.1 million decrease in the payment of debt issuance costs.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.  For additional information regarding our long-term debt and our commitments and contingencies, see “Note 5.  Long-Term Debt” and “Note 12. Commitments and Contingencies” in the Form 10-K and in the notes to our unaudited consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of New Accounting Pronouncement

Discussion of our adoption of ASU 2014-09 can be found in Note 2 in “Part I, Financial Information – Item 1. Financial Statements” in this report.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
		2017
	2018	*As Adjusted
Net income to Adjusted EBITDA:
Net income	$41,160	$33,694
Interest expense	—	257
Provision for income taxes	10,890	18,654
Depreciation and amortization	6,069	4,286
EBITDA	58,119	56,891
Non-cash stock-based compensation expense	23,438	3,406
Change in fair value of interest rate swap	(817)	—
Adjusted EBITDA	$80,740	$60,297

	Three Months Ended March 31,
		2017
	2018	*As Adjusted
Net income to non-GAAP net income:
Net income	$41,160	$33,694
Non-cash stock-based compensation expense	23,438	3,406
Change in fair value of interest rate swap	(817)	—
Income tax effect on non-GAAP adjustment	(8,013)	(1,625)
Non-GAAP net income	$55,768	$35,475

Weighted average shares outstanding:
Basic	57,793,023	57,307,187
Diluted	58,738,732	58,525,980

Earnings per share basic	$0.71	$0.58
Earnings per share diluted	$0.70	$0.57
Non-GAAP net income per share, basic	$0.96	$0.62
Non-GAAP net income per share, diluted	$0.95	$0.61

	Three Months Ended March 31,
		2017
	2018	*As Adjusted
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.71	$0.58
Non-cash stock-based compensation expense	0.40	0.06
Change in fair value of interest rate swap	(0.01)	—
Income tax effect on non-GAAP adjustment	(0.14)	(0.02)
Non-GAAP net income per share, basic	$0.96	$0.62

	Three Months Ended March 31,
		2017
	2018	*As Adjusted
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.70	$0.57
Non-cash stock-based compensation expense	0.40	0.06
Change in fair value of interest rate swap	(0.01)	—
Income tax effect on non-GAAP adjustment	(0.14)	(0.02)
Non-GAAP net income per share, diluted	$0.95	$0.61

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $68.1 million as of March 31, 2018. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2018, an increase or decrease in interest rates of 100 basis points would not have had a material effect on our operating results or financial condition.

In December 2017, we entered into the Term Credit Agreement, pursuant to which the lenders parties thereto have agreed to make Term Loans to us in an aggregate principal amount of $60.0 million, which will mature on September 7, 2025.  As described elsewhere in this Form 10-Q, the Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the new Term Loans.

In February 2018, we entered into the Revolving Credit Agreement, which provides for a Facility in the aggregate amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  As described elsewhere in this Form 10-Q, borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As a result, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In connection with the Company’s adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” the Company has updated its control framework effective January 1, 2018 for certain new internal controls and changes to certain existing controls, including certain reconciliation controls, management review controls and contract review controls. Other than these changes, there have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 14, 2018.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2018	—	$—	—	$37,400,000
February 1 - 28, 2018(1)	60,237	$82.99	60,237	$132,400,000
March 1 - 31, 2018(2)	108,909	$109.00	108,909	$120,500,000
Total	169,146		169,146

(1)

Under a stock repurchase plan amended and extended on February 13, 2018, we are authorized to purchase (in the aggregate) up to an additional $100.0 million of our common stock in open market purchases, privately negotiated transactions or by other means.  The stock repurchase plan is scheduled to expire on February 12, 2020.

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
10.1*

Senior Secured Revolving Credit Agreement, dated February 12, 2018, by and among Paycom Payroll, LLC as the borrower, Paycom Software Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and JP Morgan Chase Bank, N.A. as administrative agent.  payc-ex101_436.htm

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_8.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_7.htm

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: May 3, 2018	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)