Form 10-Q
period 2018-06-30
Paycom Software, Inc.
filed 2018-08-02
CIK 1590955

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, there were 58,625,158 shares of common stock, par value of $0.01 per share, outstanding, including 894,802 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

		December 31, 2017
	June 30, 2018	*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$54,630	$46,077
Accounts receivable	2,414	1,576
Prepaid expenses	8,025	4,982
Inventory	477	979
Income tax receivable	5,602	7,047
Derivative asset	57	—
Deferred contract costs	30,540	26,403
Current assets before funds held for clients	101,745	87,064
Funds held for clients	900,287	1,089,201
Total current assets	1,002,032	1,176,265
Property and equipment, net	165,370	147,705
Deposits and other assets	1,609	1,456
Goodwill	51,889	51,889
Intangible assets, net	852	958
Long-term derivative asset	435	—
Long-term deferred contract costs	196,778	171,865
Total assets	$1,418,965	$1,550,138
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,995	$6,490
Accrued commissions and bonuses	4,441	9,585
Accrued payroll and vacation	8,895	7,015
Deferred revenue	7,867	6,982
Current portion of long-term debt	1,775	888
Accrued expenses and other current liabilities	18,796	19,991
Current liabilities before client funds obligation	46,769	50,951
Client funds obligation	900,287	1,089,201
Total current liabilities	947,056	1,140,152
Deferred income tax liabilities, net	59,363	49,129
Long-term derivative liability	—	554
Long-term deferred revenue	49,322	44,642
Net long-term debt, less current portion	33,486	34,414
Total long-term liabilities	142,171	128,739
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 60,638,672 and 60,149,411 shares issued at June 30, 2018 and December 31, 2017, respectively; 57,701,124 and 57,788,573 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	606	601
Additional paid-in capital	193,288	161,809
Retained earnings	335,407	258,525
Treasury stock, at cost (2,937,548 and 2,360,838 shares at June 30, 2018 and December 31, 2017, respectively)	(199,563)	(139,688)
Total stockholders' equity	329,738	281,247
Total liabilities and stockholders' equity	$1,418,965	$1,550,138

  * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Revenues
Recurring	$126,609	$96,351	$278,494	$214,265
Implementation and other	2,191	1,876	4,222	3,470
Total revenues	128,800	98,227	282,716	217,735
Cost of revenues
Operating expenses	17,677	15,609	38,245	30,695
Depreciation and amortization	3,254	2,267	6,291	4,327
Total cost of revenues	20,931	17,876	44,536	35,022
Administrative expenses
Sales and marketing	31,647	27,430	63,999	53,009
Research and development	10,731	8,095	21,981	14,892
General and administrative	18,995	23,594	51,652	38,844
Depreciation and amortization	3,459	2,440	6,491	4,666
Total administrative expenses	64,832	61,559	144,123	111,411
Total operating expenses	85,763	79,435	188,659	146,433
Operating income	43,037	18,792	94,057	71,302
Interest expense	(34)	(281)	(34)	(538)
Other income, net	515	149	1,545	244
Income before income taxes	43,518	18,660	95,568	71,008
Provision for income taxes	7,796	(1,356)	18,686	17,298
Net income	$35,722	$20,016	$76,882	$53,710
Earnings per share, basic	$0.62	$0.34	$1.33	$0.93
Earnings per share, diluted	$0.61	$0.34	$1.31	$0.91
Weighted average shares outstanding:
Basic	57,837,312	57,898,914	57,815,290	57,623,107
Diluted	58,720,785	58,816,442	58,766,903	58,817,181

* Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
		2017
	2018	*As Adjusted
Cash flows from operating activities
Net income	$76,882	$53,710
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	12,782	8,993
Amortization of debt issuance costs	15	59
Stock-based compensation expense	26,921	16,306
Cash paid for derivative settlement	(131)	—
Gain on derivative	(1,010)	—
Deferred income taxes, net	10,234	2,913
Changes in operating assets and liabilities:
Accounts receivable	(838)	(464)
Prepaid expenses	(3,043)	(1,262)
Inventory	57	434
Deposits and other assets	(153)	(111)
Deferred contract costs	(27,487)	(22,330)
Accounts payable	593	(319)
Income taxes, net	1,445	(2,855)
Accrued commissions and bonuses	(5,144)	(2,767)
Accrued payroll and vacation	1,880	1,088
Deferred revenue	5,565	5,293
Accrued expenses and other current liabilities	1,789	(3,395)
Net cash provided by operating activities	100,357	55,293
Cash flows from investing activities
Net change in funds held for clients	188,914	71,229
Purchases of property and equipment	(31,873)	(21,909)
Net cash provided by investing activities	157,041	49,320
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	5,440
Repurchases of common stock	(41,689)	(15,187)
Withholding taxes paid related to net share settlement	(18,186)	(14,973)
Principal payments on long-term debt	—	(562)
Net change in client funds obligation	(188,914)	(71,229)
Payment of debt issuance costs	(56)	(143)
Net cash used in financing activities	(248,845)	(96,654)
Increase in cash and cash equivalents	8,553	7,959
Cash and cash equivalents
Beginning of period	46,077	60,158
End of period	$54,630	$68,117

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Paycom Software, Inc. (“Software”) and its wholly owned subsidiaries (collectively, the “Company”) is a leading provider of comprehensive, cloud-based human capital management (“HCM”) software delivered as Software-as-a-Service. Unless we state otherwise or the context otherwise requires, the terms “we,” “our,” “us” and the “Company” refer to Software and its consolidated subsidiaries.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of June 30, 2018 and December 31, 2017, our consolidated statements of income for the three and six months ended June 30, 2018 and 2017 and our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on February 14, 2018 (the “Form 10-K”).  The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed in Note 2.  All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements for the year ended December 31, 2017, included in the Form 10-K.

Recently Adopted New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also includes Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs – Contracts with Customers” (“ASC 340-40”), which codifies the guidance on other assets and deferred costs relating to contracts with customers.  ASC 340-40 specifies the accounting for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  We adopted the amended standard on January 1, 2018, utilizing the full retrospective method of transition, which required us to recast each prior period presented and included a cumulative adjustment to increase stockholders’ equity by $103.4 million as of January 1, 2016.  We have also updated our control framework for new internal controls and made changes to existing controls related to the new standard, including certain reconciliation controls, management review controls and contract review controls.

Impact on Previously Reported Results

The provisions of ASU 2014-09 do not materially impact the timing or amount of revenue we recognize.  The primary impact of adopting the new standard is the manner in which we account for certain costs to obtain new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to upfront implementation activities performed), which we had previously expensed as incurred.  We also determined that the nonrefundable upfront fee charged to our clients, coupled with the option to renew, represents an implied performance obligation in the form of a material right.  However, as these fees are deferred and recognized

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

ratably over the ten-year estimated client life, consistent with our prior accounting policy, there is no change in revenue recognition.  See Note 3 for further details.

The following table presents a recast of selected unaudited consolidated statement of income line items after giving effect to the adoption of ASU 2014-09 (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As previously reported	Adjustments	As Adjusted	As previously reported	Adjustments	As Adjusted
Administrative expenses
Sales and marketing	$34,070	$(6,640)	$27,430	$70,918	$(17,909)	$53,009
General and administrative	$26,657	$(3,063)	$23,594	$44,483	$(5,639)	$38,844
Operating income	$9,089	$9,703	$18,792	$47,754	$23,548	$71,302
Provision for income taxes	$(5,264)	$3,908	$(1,356)	$7,625	$9,673	$17,298
Net income	$14,221	$5,795	$20,016	$39,835	$13,875	$53,710
Earnings per share, basic	$0.24	$0.10	$0.34	$0.69	$0.24	$0.93
Earnings per share, diluted	$0.24	$0.10	$0.34	$0.67	$0.24	$0.91

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

The following table presents a recast of selected unaudited consolidated statement of cash flow line items after giving effect to the adoption of ASU 2014-09 (in thousands):

	Six Months Ended June 30, 2017
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities
Net income	$39,835	$13,875	$53,710
Stock-based compensation expense	$17,524	$(1,218)	$16,306
Deferred income taxes, net	$(6,760)	$9,673	$2,913
Deferred contract costs	$—	$(22,330)	$(22,330)
Net cash provided by operating activities	$55,293	$—	$55,293

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of June 30, 2018 and December 31, 2017, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  These investments are shown in the consolidated balance sheets as funds held for clients and are classified as a current asset because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended the stock repurchase plan from time to time.  Most recently, on February 13, 2018, we announced that our Board of Directors authorized the repurchase of up to an additional $100.0 million of common stock.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.

During the six months ended June 30, 2018, we repurchased an aggregate of 576,710 shares of our common stock at an average cost of $103.82 per share, including 166,473 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.  As of June 30, 2018, there was $77.5 million available for repurchases.  The stock repurchase plan will expire on February 12, 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The purpose of this new guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements. The new guidance is effective for us beginning January 1, 2019.  We are continuing to evaluate our population of leases and plan for the adoption and implementation of the new standard, including evaluating practical expedient and accounting policy elections and determining the impact to our systems and processes that we use to account for leases.  We are also in the process of completing our assessment of the impact to our consolidated financial statements; however, we anticipate that most of our operating lease commitments will be subject to the new guidance, resulting in an overall increase in the total assets and liabilities reported on our consolidated balance sheets.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

3.	REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales and other applicable taxes are excluded from revenues. The following table, consistent with our consolidated statements of income, disaggregates revenue by recurring and implementation and other revenues, which we believe represents the major categories of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Revenues
Recurring	$126,609	$96,351	$278,494	$214,265
Implementation and other	2,191	1,876	4,222	3,470
Total revenues	$128,800	$98,227	$282,716	$217,735

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our applicant tracking, candidate tracker, background check, on-boarding, e-verify and tax credit services applications. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation, labor management reports/push reporting and geofencing/geotracking. Payroll includes our payroll and tax management, Paycom Pay, expense management, garnishment management and GL Concierge applications. Talent management includes our employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning and course content applications. HR management includes our document and task management, government and compliance, beneﬁts administration, COBRA administration, personnel action forms, surveys and enhanced Affordable Care Act applications.

The performance obligations related to recurring revenues are satisfied during each client’s payroll period, with the agreed-upon fee being charged and collected as part of our processing of the client’s payroll. Recurring revenues are recognized at the conclusion of processing of each client’s payroll period, when each respective payroll client is billed. Collectability is reasonably assured as the fees are collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

The contract period for substantially all contracts associated with these revenues is one month due to the fact that both we and the client have the unilateral right to terminate a wholly unperformed contract without compensating the other party by providing 30-day notice of termination. Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications.  For clients who purchase multiple applications, due to the short-term nature of our contracts, we do not believe it is meaningful to separately assess and identify whether or not each application potentially represents its own, individual, performance obligation as the revenue generated from each application is recognized within the same month as the revenue from the core payroll application.  Similarly, we do not believe it is meaningful to individually determine the standalone selling price for each application.  We consider the total price charged to a client in a given period to be indicative of the standalone selling price, as the total amount charged is within a reasonable range of prices typically charged for our goods and services for comparable classes of client groups.

Implementation and Other Revenues

Implementation and other revenues consist of nonrefundable upfront conversion fees which are charged to new clients to offset the expense of new client set-up as well as revenues from the sale of time clocks as part of our employee time and attendance services. Although these revenues are related to our recurring revenues, they represent distinct performance obligations.

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client.  However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each 30-day contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

have with clients, the standalone selling price of the client’s option to renew approximates the dollar amount of the nonrefundable upfront fee.  The nonrefundable upfront fee is typically included on the client’s first invoice, and is deferred and recognized ratably over the estimated renewal period (i.e. the ten-year estimated client life).

Revenue from the sale of time clocks is recognized when control is transferred to the client upon delivery of the product. We estimated the standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing. We have elected to apply the practical expedient not to disclose the value of unsatisfied performance obligations for contracts that are less than one year in length. However, this expedient cannot be applied to initial 30-day contracts with a client that also contain an implied performance obligation in the form of a material right as the material right performance obligation is being recognized over the expected client life which exceeds one year.  For these contracts, we determined that the core, non-material right, performance obligations are generally satisfied in full by the end of each reporting period as most of our contracts with clients start at the beginning of a calendar month.  For the material right performance obligation, as discussed above, we defer the amounts allocated and recognize them ratably over the estimated client life of ten years.  Finally, we have also elected to apply the transition expedient that allows for all reporting periods presented before the date of initial application to exclude disclosure of the amounts of transaction price allocated to the remaining unsatisfied performance obligations.  Accordingly, the table below is only for the three and six months ended June 30, 2018.

Changes in deferred revenue related to material right performance obligations were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Balance, beginning of period	$53,777	$51,624
Deferral of revenue	5,316	9,259
Recognition of unearned revenue	(1,904)	(3,694)
Balance, end of period	$57,189	$57,189

We expect to recognize $3.9 million of deferred revenue related to material right performance obligations in 2018, $7.9 million of such deferred revenue in 2019, and $45.4 million of such deferred revenue thereafter.

Assets Recognized from the Costs to Obtain and Costs to Fulfill Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year. We have determined that certain selling and commission costs meet the capitalization criteria under ASC 340-40, which prior to the adoption of ASU 2014-09 we had previously expensed as incurred. We also recognize an asset for the costs to fulfill a contract with a client if such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined that substantially all costs related to implementation activities are administrative in nature and also meet the capitalization criteria under ASC 340-40.  These capitalized costs to fulfill principally relate to upfront direct costs that are expected to be recovered through margin and that enhance our ability to satisfy future performance obligations.

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized over the expected period of benefit, which we have determined to be the estimated client relationship of ten years.  The expected period of benefit has been determined to be the estimated life of the client relationship largely due to the fact that there are no new costs to obtain or costs to fulfill incurred upon renewal after the initial contract term unless the client signs on for additional applications in the future, at which time additional fulfillment costs are minimized by our seamless single-database platform.  Furthermore, while changes to and development of our technology may periodically occur, such enhancements do not result in any fundamental changes to the platform used to perform the payroll processing and related human resource activities.  These assets are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract are included in the “sales and marketing” and “general and administrative” line items in the accompanying consolidated statements of income.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following tables present the asset balances and related amortization expense for these contract costs (in thousands):

	As of and for the Three Months Ended June 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$136,911	$7,848	$(4,640)	$140,119
Costs to fulfill a contract	$80,589	$9,382	$(2,772)	$87,199

	As of and for the Six Months Ended June 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$126,207	$22,970	$(9,058)	$140,119
Costs to fulfill a contract	$72,061	$20,425	$(5,287)	$87,199

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30,	December 31,
	2018	2017
Property and equipment
Buildings	$101,109	$60,441
Software and capitalized software costs	54,339	41,996
Computer equipment	34,176	27,928
Rental clocks	14,532	13,131
Furniture, fixtures and equipment	15,544	7,528
Leasehold improvements	1,093	767
Vehicles	50	—
	220,843	151,791
Less: accumulated depreciation and amortization	(66,200)	(53,525)
	154,643	98,266
Construction in progress	1,704	40,446
Land	9,023	8,993
Property and equipment, net	$165,370	$147,705

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three and six months ended June 30, 2018, we capitalized $4.6 million and $11.2 million, respectively, of computer software development costs related to software developed for internal use.  For the three and six months ended June 30, 2017, we capitalized $3.5 million and $6.4 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Included in the construction in progress balance at June 30, 2018 and December 31, 2017 is less than $0.1 million and $2.0 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction of our fourth headquarters building.  For the three and six months ended June 30, 2018, we incurred interest costs of $0.4 million and $0.8 million, respectively, of which we capitalized $0.3

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

million and $0.7 million, respectively.  For the three and six months ended June 30, 2017, we incurred interest costs of $0.4 million and $0.8 million, respectively, of which we capitalized $0.1 million and $0.2 million, respectively.

Depreciation and amortization expense for property and equipment, net was $6.7 million and $12.7 million, respectively, for the three and six months ended June 30, 2018.  Depreciation and amortization expense for property and equipment, net was $4.3 million and $8.2 million, respectively, for the three and six months ended June 30, 2017.

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  As of both June 30, 2018 and December 31, 2017, we had goodwill of $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2018.  For the year ended December 31, 2017, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets:

	June 30, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	4.0	$3,194	$(2,342)	$852
Total		$3,194	$(2,342)	$852

	December 31, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	4.5	$3,194	$(2,236)	$958
Total		$3,194	$(2,236)	$958

The weighted average remaining useful life of our intangible assets was 4.0 years as of June 30, 2018.  Amortization of intangible assets for the three and six months ended June 30, 2018 was less than $0.1 million and $0.1 million, respectively.  Amortization of intangible assets for the three and six months ended June 30, 2017 was $0.4 million and $0.8 million, respectively.

6.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
Net term note to bank due September 7, 2025	$35,261	$35,302
Total long-term debt (including current portion)	35,261	35,302
Less: Current portion	(1,775)	(888)
Total long-term debt, net	$33,486	$34,414

On December 7, 2017, we entered into a senior secured term credit agreement (the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank N.A., Bank of America, N.A. and Kirkpatrick Bank agreed to make certain term loans to us (the “Term Loans”) in an aggregate principal amount of $60.0 million on or prior to September 7, 2018. As of June 30, 2018, our indebtedness

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both June 30, 2018 and December 31, 2017 are presented as a direct deduction from the carrying amount of the debt liability.

After giving effect to the Term Loans made on December 7, 2017, there was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of June 30, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of June 30, 2018, we were in compliance with these covenants.

On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of June 30, 2018, we have not made any draws under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.

As of June 30, 2018 and December 31, 2017, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

7.	DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans.  We do not hold derivative instruments for trading or speculative purposes.  The interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and record all derivative instruments on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date.  See Note 8, “Fair Value of Financial Instruments”.  We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in our consolidated statements of income.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The swap agreement has a maturity date of September 7, 2025.  For the three and six months ended June 30, 2018, we  recorded a gain of $0.3 million and $1.1 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

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

Included in the following table are the Company’s major categories of assets (liabilities) measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$492	$—	$492
Total	$—	$492	$—	$492

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(649)	$—	$(649)
Total	$—	$(649)	$—	$(649)

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 18 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $1.3 million and $2.7 million for the three and six months ended June 30, 2018, respectively.  Matching contributions amounted to $0.9 million and $2.1 million for the three and six months ended June 30 2017, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  Eligible employees purchased 33,584 and 42,937 shares of the Company’s common stock under the ESPP during the six months ended June 30, 2018 and 2017, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

compensation expense related to the ESPP was $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively.  Our compensation expense related to the ESPP was $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

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

The following is a reconciliation of net income and the number of shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Numerator:
Net income	$35,722	$20,016	$76,882	$53,710
Less: income allocable to participating securities	(83)	(69)	(179)	(187)
Income allocable to common shares	$35,639	$19,947	$76,703	$53,523
Add back: undistributed earnings allocable to participating securities	$83	$69	$179	$187
Less: undistributed earnings reallocated to participating securities	(82)	(68)	(176)	(183)
Numerator for diluted earnings per share	$35,640	$19,948	$76,706	$53,527
Denominator:
Basic weighted average shares outstanding	57,837,312	57,898,914	57,815,290	57,623,107
Dilutive effect of unvested restricted stock	883,473	917,528	951,613	1,194,074
Diluted weighted average shares outstanding	58,720,785	58,816,442	58,766,903	58,817,181
Earnings per share:
Basic	$0.62	$0.34	$1.33	$0.93
Diluted	$0.61	$0.34	$1.31	$0.91

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

11.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

See the Form 10-K for a detailed description of the Company’s stock-based compensation awards, including information related to vesting terms and service and performance conditions.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes restricted stock awards activity for the six months ended June 30, 2018:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2017	888,680	$42.17	—	$—
Granted	330,150	$99.49	284,118	$82.84
Vested	(206,181)	$41.51	(283,080)	$82.84
Forfeited	(53,373)	$51.10	(1,038)	$82.64
Unvested shares of restricted stock outstanding at June 30, 2018	959,276	$61.55	—	$—

On January 26, 2018, we issued an aggregate of 511,361 shares of restricted stock to our executive officers and certain non-executive, non-sales employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 284,118 shares subject to market-based vesting conditions (“Market-Based Shares”) and 227,243 shares subject to time-based vesting conditions (“Time-Based Shares”). The Market-Based Shares were scheduled to vest 50% on the first date that the Company’s total enterprise value (“TEV”) (calculated as defined in the applicable restricted stock award agreement) equaled or exceeded $5.9 billion and 50% on the first date that the Company’s TEV equaled or exceeded $6.2 billion, in each case provided that (i) such date occurred on or before the sixth anniversary of the grant date and (ii) the recipient was employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. As shown in the table below, all Market-Based Shares issued on January 26, 2018 have vested.

The following table summarizes vesting activity for Market-Based Shares during the six months ended June 30, 2018, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $5.9 billion)	March 14, 2018	141,599	$9.7 million	54,000
Market-based (TEV = $6.2 billion)	March 23, 2018	141,481	$10.1 million	54,909

1 All shares withheld to satisfy tax withholding obligations are held as treasury stock.

The Time-Based Shares issued to non-executive employees in January 2018 will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. The Time-Based Shares issued to executive officers in January 2018 will vest in three equal annual tranches beginning on a specified initial vesting date and thereafter on the first and second anniversaries of such date, provided that the executive officer is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date.

On April 23, 2018, we issued an aggregate of 92,061 Time-Based Shares under the LTIP to certain non-executive sales employees.  One-third of such Time-Based Shares will vest on a specified initial vesting date, an additional one-third of such Time-Based Shares will vest on the first anniversary of the specified initial vesting date, and the remaining one-third of such Time-Based Shares will vest on the second anniversary of the specified initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date.

On April 30, 2018, we issued an aggregate of 9,846 shares of restricted stock under the LTIP to the non-employee members of our Board of Directors.  Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

For the three and six months ended June 30, 2018, our total compensation expense related to restricted stock was $3.5 million and $27.0 million, respectively.  For the three and six months ended June 30, 2017, our total compensation expense related to

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

restricted stock was $12.9 million and $16.3 million, respectively, as adjusted to reflect the adoption of ASU 2014-09.  There was $51.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of June 30, 2018. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 1.9 years as of June 30, 2018.

We capitalized stock-based compensation costs related to software developed for internal use of $0.4 million and $2.9 million for the three and six months ended June 30, 2018, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of $1.0 million and $1.3 million for the three and six months ended June 30, 2017, respectively.

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

Operating Leases and Deferred Rent

Our leases primarily consist of several noncancellable operating leases for office space with contractual terms expiring from 2018 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. We had $1.3 million as of both June 30, 2018 and December 31, 2017 recorded as a liability for deferred rent.

Rent expense under operating leases for the three and six months ended June 30, 2018 was $1.8 million and $3.6 million, respectively.  Rent expense under operating leases for the three and six months ended June 30, 2017 was $1.4 million and $2.9 million, respectively.

13.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  Our effective income tax rate was 19.6% and 24.4% for the six months ended June 30, 2018 and 2017, respectively. The lower effective tax rate for the six months ended June 30, 2018 is primarily a result of the decrease in the federal corporate tax rate, partially offset by a reduction in the excess tax benefit recognized during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2018, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2018 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2017, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than share and per share amounts, are in thousands unless otherwise noted.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) as discussed in Note 2 to the consolidated financial statements.  All applicable amounts and disclosures set forth in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been updated to comply with the new standards.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified personnel; future regulatory, judicial or legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to relocate our Texas operations to a new facility within an expected timeframe; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to our new Texas operations facility and research and development; the expected impact of our consolidated financial statements of new accounting pronouncements; our plans to purchase shares of our common stock through a stock repurchase plan; and the expected impact of the Tax Cuts and Jobs Act of 2017 and our expected income tax rate for future periods.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “should,” “would,” “plan,” “expect,” “potential,” “will,” “intend” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and in our other reports filed with the SEC. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2018.   Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on the introduction of new applications to our existing client base while targeting a high degree of client employee usage across those applications, attracting new clients through further penetration of our existing markets and geographic expansion into new markets.  During the first six months of 2018, we opened new sales offices in Salt Lake City, Utah, Rochester, New York, Columbus, Ohio and San Diego, California.  The opening of these four new sales offices brings our total number of sales teams to 49 sales teams located in 26 states.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.  We also plan to relocate our Texas operations to a new, expanded facility in Grapevine, Texas, with construction scheduled to begin in 2019.  We expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing efforts include email campaigns, social and digital media, search engine marketing methods, tradeshows and outbound marketing including TV and print advertising.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers and webinars.

Growth Outlook and Opportunities

As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  Client adoption of new applications and client employee usage of both new and existing applications have been significant factors in our revenue growth, and we expect that the continuation of this trajectory will depend, in part, on the introduction of applications to our existing client base that encourage and promote more employee usage.  We believe our strategy of focusing on increased employee usage is key to long-term client satisfaction and client retention. Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) continuing to leverage our salesforce productivity within markets where we currently have existing sales offices, (ii) expanding our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets, and (iii) opening sales offices in new metropolitan areas.

Growing our business has resulted in, and will continue to result in, substantial investment in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which has and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters, operations facilities and additional sales office leases.

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended June 30, 2018 and 2017, our total gross margins were approximately 84% and 82%, respectively.  For both the six months ended June 30, 2018 and 2017, our total gross margin was approximately 84%. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
			2017		%			2017		%
	2018		*As Adjusted		Change	2018		*As Adjusted		Change
Revenues
Recurring	$126,609	98.3%	$96,351	98.1%	31%	$278,494	98.5%	$214,265	98.4%	30%
Implementation and other	2,191	1.7%	1,876	1.9%	17%	4,222	1.5%	3,470	1.6%	22%
Total revenues	128,800	100.0%	98,227	100.0%	31%	282,716	100.0%	217,735	100.0%	30%
Cost of revenues
Operating expenses	17,677	13.8%	15,609	15.9%	13%	38,245	13.5%	30,695	14.1%	25%
Depreciation and amortization	3,254	2.5%	2,267	2.3%	44%	6,291	2.3%	4,327	2.0%	45%
Total cost of revenues	20,931	16.3%	17,876	18.2%	17%	44,536	15.8%	35,022	16.1%	27%
Administrative expenses
Sales and marketing	31,647	24.6%	27,430	27.9%	15%	63,999	22.6%	53,009	24.3%	21%
Research and development	10,731	8.3%	8,095	8.2%	33%	21,981	7.8%	14,892	6.9%	48%
General and administrative	18,995	14.7%	23,594	24.1%	-19%	51,652	18.3%	38,844	17.9%	33%
Depreciation and amortization	3,459	2.7%	2,440	2.5%	42%	6,491	2.2%	4,666	2.1%	39%
Total administrative expenses	64,832	50.3%	61,559	62.7%	5%	144,123	50.9%	111,411	51.2%	29%
Total operating expenses	85,763	66.6%	79,435	80.9%	8%	188,659	66.7%	146,433	67.3%	29%
Operating income	43,037	33.4%	18,792	19.1%	129%	94,057	33.3%	71,302	32.7%	32%
Interest expense	(34)	0.0%	(281)	-0.3%	-88%	(34)	0.0%	(538)	-0.2%	-94%
Other income, net	515	0.4%	149	0.2%	246%	1,545	0.5%	244	0.1%	533%
Income before income taxes	43,518	33.8%	18,660	19.0%	133%	95,568	33.8%	71,008	32.6%	35%
Provision for income taxes	7,796	6.1%	(1,356)	-1.4%	675%	18,686	6.6%	17,298	7.9%	8%
Net income	$35,722	27.7%	$20,016	20.4%	78%	$76,882	27.2%	$53,710	24.7%	43%

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Revenues

Recurring revenues increased 31% and 30% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017.  For the three months ended June 30, 2018, recurring revenue growth was primarily driven by (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that have reached maturity since the beginning of 2018, (ii) contributions from new sales offices opened in 2017 that are progressing to maturity, (iii) the sale of additional applications to our existing clients, (iv) growth in our clients’ employee headcounts as a result of favorable economic conditions and (v) higher average interest rates earned on funds held for clients.  In addition to the factors above, the increase in recurring revenues for the six months ended June 30, 2018 also included growth in our tax forms filing business.  Revenues generated from our payroll forms processing and filings service are seasonal, and typically have a greater impact on our revenues in the first quarter of each year.

The increase in implementation and other revenues for the three and six months ended June 30, 2018 was primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the estimated life of our clients, which is ten years.

Expenses

Cost of Revenues

The increase in cost of revenues for the three months ended June 30, 2018 was primarily due to an increase in operating expenses resulting from a $1.7 million increase in expenses attributable to growth in the number of operating personnel and an increase of $1.1 million in shipping and automated clearing house fees in connection with increased sales.  These increases were partially offset by a $0.8 million decrease in non-cash stock-based compensation expense.  Depreciation and amortization expense increased $1.0 million, or 44%, primarily due to the development of additional technology and purchases of other assets.

The increase in cost of revenues for the six months ended June 30, 2018 was primarily due to an increase in operating expenses resulting from a $4.0 million increase in expenses attributable to growth in the number of operating personnel and a $1.5 million increase in non-cash stock-based compensation expense.  Additionally, shipping and automated clearing house fees increased $1.9 million in connection with increased sales.  Depreciation and amortization expense increased $2.0 million, or 45%, primarily due to the development of additional technology and purchases of other assets.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2018, sales and marketing expenses increased from the comparable prior year period due to a $3.8 million increase in employee-related expenses, including commissions and bonuses.  This increase in employee-related expenses included a $0.2 million increase in non-cash stock-based compensation expense.  Marketing and advertising expense increased $0.5 million from the comparable prior year period.  During the six months ended June 30, 2018, sales and marketing expenses increased from the comparable year period due to a $9.7 million increase in employee-related expenses, including commissions and bonuses.  This increase in employee-related expenses included a $1.3 million increase in non-cash stock-based compensation expense.  Marketing and advertising expense increased $1.3 million from the comparable prior year period.

Research and Development

During the three months ended June 30, 2018, research and development expenses increased from the comparable prior year period due to a $3.0 million increase in expenses related to growth in the number of research and development personnel, partially offset by a $0.4 million decrease in non-cash stock-based compensation expense.  During the six months ended June 30, 2018, research and development expenses increased from the comparable year period due to a $5.4 million increase in expenses related to growth in the number of research and development personnel and a $1.7 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Capitalized portion of research and development	$4,570	$3,507	$11,208	$6,383
Expensed portion of research and development	10,731	8,095	21,981	14,892
Total research and development costs	$15,301	$11,602	$33,189	$21,275

General and Administrative

During the three months ended June 30, 2018, general and administrative expenses decreased from the comparable prior year period due to an $8.4 million decrease in non-cash stock-based compensation expense, partially offset by a $3.4 million increase in employee-related expenses and a $0.4 million increase in accounting and legal costs.  During the six months ended June 30, 2018, general and administrative expenses increased from the comparable prior year period due to a $6.4 million increase in employee-related expenses, a $6.0 million increase in non-cash stock-based compensation expense and a $0.4 million increase in accounting and legal costs.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Non-cash stock-based compensation expense:
Operating expenses	$391	$1,220	$3,259	$1,711
Sales and marketing	1,449	1,205	3,356	2,015
Research and development	267	621	2,514	780
General and administrative	1,431	9,857	17,847	11,803
Total non-cash stock-based compensation expense	$3,538	$12,903	$26,976	$16,309

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

During the three months ended June 30, 2018, our total non-cash stock-based compensation expense decreased $9.4 million primarily because we did not experience a vesting event for market-based restricted stock during the quarter, whereas two tranches of restricted stock subject to market-based vesting conditions vested during the second quarter of 2017.  During the six months ended June 30, 2018, our non-cash stock-based compensation expense increased $10.7 million primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2018.

Depreciation and Amortization

During the three and six months ended June 30, 2018, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other assets.

Interest Expense

The decrease in interest expense for the three and six months ended June 30, 2018 was primarily due to the capitalization of interest related to the construction of our fourth headquarters building.

Other Income, net

The increase in other income for the three and six months ended June 30, 2018 was primarily due to the increase in the fair value of our interest rate swap.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The increase in the provision for income taxes for the three and six months ended June 30, 2018 was driven by the recognition of excess tax benefits from share-based payment awards vesting from the prior year.

Liquidity and Capital Resources

As of June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $54.6 million. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit.  We believe our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

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

Recent Liquidity Developments

Term Credit Agreement.  On December 7, 2017, we entered into a senior secured term credit agreement (the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank have agreed to make certain term loans to us (the “Term Loans”) in an aggregate principal amount of $60.0 million on or prior to September 7, 2018. As of June 30, 2018, our indebtedness consists solely of Term Loans made under the Term Credit Agreement.

There was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of June 30, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. The adjusted LIBOR rate is equal to (i) the LIBOR rate for the applicable interest period multiplied by (ii) the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States).

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of June 30, 2018, we were in compliance with these covenants.

In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are being recognized in earnings in our consolidated statements of income.  For the three and six months ended June 30, 2018, we recorded a gain of $0.3 million and $1.1 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. The Revolving Credit Agreement also contains financial and non-financial covenants that are substantially similar to the covenants in the Term Credit Agreement described above. The proceeds from the loans under the Facility are to be used for working capital and general business purposes.  Letters of credit are to be used to support our business operations.  As of June 30, 2018, we have not made any draws under the Facility.

Stock Repurchase Plan.  In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended the stock repurchase plan from time to time. Most recently, on February 13, 2018, we announced that our Board of Directors authorized the repurchase of up to an additional $100.0 million of common stock. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.

During the six months ended June 30, 2018, we repurchased an aggregate of 576,710 shares of common stock for an aggregate cost of $59.9 million, including 166,473 shares to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock, as discussed below.  As of June 30, 2018, there was $77.5 million available for repurchases.  The stock repurchase plan will expire on February 12, 2020.

Withholding Shares to Cover Taxes.  During the six months ended June 30, 2018, we withheld 166,473 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in an expenditure of $18.2 million in cash and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Although we completed construction of our fourth headquarters building in the second quarter of 2018, we are now focused on the planning and design of our new Texas operations facility in Grapevine, Texas.  We expect to begin incurring capital expenditures associated with this new facility in the second half of 2018, including the purchase of land and other architectural, engineering and design costs.  Capital expenditures related to the construction of the facility are expected to begin in 2019.  Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.  We also may use available cash to repurchase shares of our common stock.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$100,357	$55,293	$45,064
Investing activities	157,041	49,320	107,721
Financing activities	(248,845)	(96,654)	(152,191)
Change in cash and cash equivalents	$8,553	$7,959	$594

Operating Activities

Cash flows from operating activities for the six months ended June 30, 2018 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of cash we invested in personnel and expenditures made to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the six months ended June 30, 2017, our operating cash flows for the six months ended June 30, 2018 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the six months ended June 30, 2018 increased due to the impact of $117.7 million of changes in funds held for clients, partially offset by a $10.0 million increase in cash used for purchases of property and equipment primarily related to our fourth headquarters building.

Financing Activities

Cash flows from financing activities for the six months ended June 30, 2018 decreased due to the impact of $117.7 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments to our client’s employees.  Financing cash flows were also impacted by a $26.5 million increase in open market purchases of common stock, a $5.4 million decrease in proceeds from the issuance of debt and a $3.2 million increase in withholding taxes paid related to net share settlements.  These uses of cash for financing activities were partially offset by a $0.6 million decrease in payments on long-term debt related to our previous loan agreements and a $0.1 million decrease in the payment of debt issuance costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Net income to Adjusted EBITDA:
Net income	$35,722	$20,016	$76,882	$53,710
Interest expense	34	281	34	538
Provision for income taxes	7,796	(1,356)	18,686	17,298
Depreciation and amortization	6,713	4,707	12,782	8,993
EBITDA	50,265	23,648	108,384	80,539
Non-cash stock-based compensation expense	3,538	12,903	26,976	16,309
Change in fair value of interest rate swap	(324)	—	(1,141)	—
Adjusted EBITDA	$53,479	$36,551	$134,219	$96,848
	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Net income to non-GAAP net income:
Net income	$35,722	$20,016	$76,882	$53,710
Non-cash stock-based compensation expense	3,538	12,903	26,976	16,309
Change in fair value of interest rate swap	(324)	—	(1,141)	—
Income tax effect on non-GAAP adjustment	(4,126)	(12,434)	(12,139)	(14,059)
Non-GAAP net income	$34,810	$20,485	$90,578	$55,960

Weighted average shares outstanding:
Basic	57,837,312	57,898,914	57,815,290	57,623,107
Diluted	58,720,785	58,816,442	58,766,903	58,817,181

Earnings per share basic	$0.62	$0.34	$1.33	$0.93
Earnings per share diluted	$0.61	$0.34	$1.31	$0.91
Non-GAAP net income per share, basic	$0.60	$0.35	$1.57	$0.97
Non-GAAP net income per share, diluted	$0.59	$0.35	$1.54	$0.95

* Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.62	$0.34	$1.33	$0.93
Non-cash stock-based compensation expense	0.06	0.22	0.47	0.28
Change in fair value of interest rate swap	(0.01)	—	(0.02)	—
Income tax effect on non-GAAP adjustment	(0.07)	(0.21)	(0.21)	(0.24)
Non-GAAP net income per share, basic	$0.60	$0.35	$1.57	$0.97

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.61	$0.34	$1.31	$0.91
Non-cash stock-based compensation expense	0.06	0.22	0.46	0.28
Change in fair value of interest rate swap	(0.01)	—	(0.02)	—
Income tax effect on non-GAAP adjustment	(0.07)	(0.21)	(0.21)	(0.24)
Non-GAAP net income per share, diluted	$0.59	$0.35	$1.54	$0.95

  * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $54.6 million as of June 30, 2018. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2018, an increase or decrease in interest rates of 100 basis points would not have had a material effect on our operating results or financial condition.

In December 2017, we entered into the Term Credit Agreement, pursuant to which the lenders parties thereto have agreed to make Term Loans to us in an aggregate principal amount of $60.0 million, which will mature on September 7, 2025.  As described elsewhere in this Form 10-Q, the Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2018(2)	23,209	$109.96	23,209	$117,900,000
May 1 - 31, 2018(3)	384,355	$105.25	384,355	$77,500,000
June 1 - 30, 2018	—	$—	—	$77,500,000
Total	407,564		407,564

(1)

Under a stock repurchase plan announced on October 31, 2017, we were authorized to purchase (in the aggregate) up to $75.0 million of our common stock in open market purchases, privately negotiated transactions or by other means.  We announced on February 13, 2018 that the stock repurchase plan was amended to add $100.0 million of availability and extend the expiration date to February 12, 2020.

(2)	Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(3)	Includes 34,355 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

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

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_9.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_7.htm

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: August 2, 2018	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)