Form 10-Q
period 2018-09-30
Paycom Software, Inc.
filed 2018-11-01
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☐

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

As of October 24, 2018, there were 58,613,653 shares of common stock, par value of $0.01 per share, outstanding, including 838,155 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

		December 31, 2017
	September 30, 2018	*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$85,048	$46,077
Accounts receivable	2,213	1,576
Prepaid expenses	7,934	4,982
Inventory	574	979
Income tax receivable	6,456	7,047
Derivative asset	97	—
Deferred contract costs	32,465	26,403
Current assets before funds held for clients	134,787	87,064
Funds held for clients	902,747	1,089,201
Total current assets	1,037,534	1,176,265
Property and equipment, net	168,397	147,705
Deposits and other assets	1,567	1,456
Goodwill	51,889	51,889
Intangible assets, net	798	958
Long-term derivative asset	679	—
Long-term deferred contract costs	207,322	171,865
Total assets	$1,468,186	$1,550,138
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,173	$6,490
Accrued commissions and bonuses	6,454	9,585
Accrued payroll and vacation	12,937	7,015
Deferred revenue	8,409	6,982
Current portion of long-term debt	1,775	888
Accrued expenses and other current liabilities	19,654	19,991
Current liabilities before client funds obligation	55,402	50,951
Client funds obligation	902,747	1,089,201
Total current liabilities	958,149	1,140,152
Deferred income tax liabilities, net	64,206	49,129
Long-term derivative liability	—	554
Long-term deferred revenue	52,405	44,642
Net long-term debt, less current portion	33,049	34,414
Total long-term liabilities	149,660	128,739
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 60,698,352 and 60,149,411 shares issued at September 30, 2018 and December 31, 2017, respectively; 57,730,356 and 57,788,573 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	606	601
Additional paid-in capital	198,255	161,809
Retained earnings	364,176	258,525
Treasury stock, at cost (2,967,996 and 2,360,838 shares at September 30, 2018 and December 31, 2017, respectively)	(202,660)	(139,688)
Total stockholders' equity	360,377	281,247
Total liabilities and stockholders' equity	$1,468,186	$1,550,138

  * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Revenues
Recurring	$130,830	$99,498	$409,324	$313,763
Implementation and other	2,458	1,789	6,680	5,259
Total revenues	133,288	101,287	416,004	319,022
Cost of revenues
Operating expenses	18,158	15,324	56,403	46,019
Depreciation and amortization	3,967	2,502	10,258	6,829
Total cost of revenues	22,125	17,826	66,661	52,848
Administrative expenses
Sales and marketing	37,183	27,732	101,182	80,741
Research and development	11,526	8,112	33,507	23,004
General and administrative	22,048	23,207	73,700	62,051
Depreciation and amortization	4,161	2,403	10,652	7,069
Total administrative expenses	74,918	61,454	219,041	172,865
Total operating expenses	97,043	79,280	285,702	225,713
Operating income	36,245	22,007	130,302	93,309
Interest expense	(384)	(220)	(418)	(758)
Other income, net	583	118	2,128	362
Income before income taxes	36,444	21,905	132,012	92,913
Provision for income taxes	7,675	995	26,361	18,293
Net income	$28,769	$20,910	$105,651	$74,620
Earnings per share, basic	$0.50	$0.36	$1.83	$1.29
Earnings per share, diluted	$0.49	$0.35	$1.80	$1.26
Weighted average shares outstanding:
Basic	57,726,790	58,003,222	57,785,466	57,751,204
Diluted	58,545,061	58,873,502	58,724,228	58,839,771

* Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
		2017
	2018	*As Adjusted
Cash flows from operating activities
Net income	$105,651	$74,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,910	13,898
Accretion of discount on available-for-sale securities	(860)	(371)
Loss on disposition of property and equipment	—	21
Amortization of debt issuance costs	24	92
Stock-based compensation expense	31,508	29,663
Cash paid for derivative settlement	(168)	—
Gain on derivative	(1,259)	—
Deferred income taxes, net	15,077	9,167
Changes in operating assets and liabilities:
Accounts receivable	(637)	(105)
Prepaid expenses	(2,952)	(1,230)
Inventory	(56)	(75)
Deposits and other assets	(111)	(126)
Deferred contract costs	(39,881)	(32,024)
Accounts payable	1,789	(1,463)
Income taxes, net	591	(8,555)
Accrued commissions and bonuses	(3,131)	(1,221)
Accrued payroll and vacation	5,922	4,327
Deferred revenue	9,190	8,656
Accrued expenses and other current liabilities	4,242	(3,225)
Net cash provided by operating activities	145,849	92,049
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(137,561)	(49,325)
Proceeds from maturities of short-term investments from funds held for clients	95,500	111,705
Net change in funds held for clients' cash and cash equivalents	229,375	3,501
Purchases of property and equipment	(44,264)	(42,926)
Net cash provided by investing activities	143,050	22,955
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	5,440
Repurchases of common stock	(42,857)	(19,391)
Withholding taxes paid related to net share settlement	(20,115)	(28,105)
Principal payments on long-term debt	(444)	(843)
Net change in client funds obligation	(186,454)	(65,510)
Payment of debt issuance costs	(58)	(143)
Net cash used in financing activities	(249,928)	(108,552)
Increase in cash and cash equivalents	38,971	6,452
Cash and cash equivalents
Beginning of period	46,077	60,158
End of period	$85,048	$66,610

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of September 30, 2018 and December 31, 2017, our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 and our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on February 14, 2018 (the “Form 10-K”).  The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed in Note 2.  All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on reported net income and did not result in any material change to operating cash flows.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Impact on Previously Reported Results

The provisions of ASU 2014-09 do not materially impact the timing or amount of revenue we recognize.  The primary impact of adopting the new standard is the manner in which we account for certain costs to obtain new contracts (i.e., selling and commission costs) and costs to fulfill contracts (i.e., costs related to upfront implementation activities performed), which we had previously expensed as incurred.  We also determined that the nonrefundable upfront fee charged to our clients, coupled with the option to renew, represents an implied performance obligation in the form of a material right.  However, as these fees are deferred and recognized ratably over the ten-year estimated client life, consistent with our prior accounting policy, there is no change in revenue recognition.  See Note 3 for further details.

The following table presents a recast of selected unaudited consolidated statement of income line items after giving effect to the adoption of ASU 2014-09:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As previously reported	Adjustments	As Adjusted	As previously reported	Adjustments	As Adjusted
Administrative expenses
Sales and marketing	$35,542	$(7,810)	$27,732	$106,460	$(25,719)	$80,741
General and administrative	$25,967	$(2,760)	$23,207	$70,450	$(8,399)	$62,051
Operating income	$11,437	$10,570	$22,007	$59,191	$34,118	$93,309
Provision for income taxes	$(2,732)	$3,727	$995	$4,893	$13,400	$18,293
Net income	$14,067	$6,843	$20,910	$53,902	$20,718	$74,620
Earnings per share, basic	$0.24	$0.12	$0.36	$0.93	$0.36	$1.29
Earnings per share, diluted	$0.24	$0.11	$0.35	$0.91	$0.35	$1.26

The following table presents a recast of selected unaudited consolidated balance sheet line items after giving effect to the adoption of ASU 2014-09:

	December 31, 2017
	As previously reported	Adjustments	As Adjusted
Assets
Deferred contract costs	$—	$26,403	$26,403
Deferred income tax assets, net	$3,294	$(3,294)	$—
Long-term deferred contract costs	$—	$171,865	$171,865
Liabilities and Stockholders' Equity
Deferred income tax liabilities, net	$—	$49,129	$49,129
Additional paid-in capital	$137,234	$24,575	$161,809
Retained earnings	$137,255	$121,270	$258,525

The following table presents a recast of selected unaudited consolidated statement of cash flows line items after giving effect to the adoption of ASU 2014-09:

	Nine Months Ended September 30, 2017
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities
Net income	$53,902	$20,718	$74,620
Stock-based compensation expense	$31,757	$(2,094)	$29,663
Deferred income taxes, net	$(4,233)	$13,400	$9,167
Deferred contract costs	$—	$(32,024)	$(32,024)
Net cash provided by operating activities	$92,049	$—	$92,049

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of September 30, 2018 and December 31, 2017, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

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

During the nine months ended September 30, 2018, we repurchased an aggregate of 607,158 shares of our common stock at an average cost of $103.72 per share, including 185,116 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.  As of September 30, 2018, there was $74.4 million available for repurchases.  The stock repurchase plan will expire on February 12, 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The purpose of this new guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements. The new guidance is effective for us beginning January 1, 2019, which we plan to adopt using a modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11.  Under this adoption method, we will not restate comparative prior periods and we will carry forward the assessment of whether our contracts are or contain leases, the classification of our leases and the remaining lease terms.  Based on our current portfolio of leases, we estimate approximately $20.0 million of lease assets and liabilities will be recognized on our balance

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

sheet upon adoption, primarily relating to operating leases for real estate. This estimate is subject to change prior to the effective date of adoption based on factors including, but not limited to, entering into new leases or modifying existing leases and changes in applicable discount rates.  In addition, we are in the process of completing our evaluation of available practical expedients and the impact of this new guidance on our systems, processes and controls that we use to account for leases.

3.	REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales and other applicable taxes are excluded from revenues. The following table, consistent with our consolidated statements of income, disaggregates revenue by recurring and implementation and other revenues, which we believe represent the major categories of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Recurring	$130,830	$99,498	$409,324	$313,763
Implementation and other	2,458	1,789	6,680	5,259
Total revenues	$133,288	$101,287	$416,004	$319,022

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

The contract period for substantially all contracts associated with these revenues is one month due to the fact that both we and the client have the unilateral right to terminate a wholly unperformed contract without compensating the other party by providing 30 days’ notice of termination. Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications.  For clients who purchase multiple applications, due to the short-term nature of our contracts, we do not believe it is meaningful to separately assess and identify whether or not each application potentially represents its own, individual, performance obligation as the revenue generated from each application is recognized within the same month as the revenue from the core payroll application.  Similarly, we do not believe it is meaningful to individually determine the standalone selling price for each application.  We consider the total price charged to a client in a given period to be indicative of the standalone selling price, as the total amount charged is within a reasonable range of prices typically charged for our goods and services for comparable classes of client groups.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client.  However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each 30-day contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we have with clients, the standalone selling price of the client’s option to renew approximates the dollar amount of the nonrefundable upfront fee.  The nonrefundable upfront fee is typically included on the client’s first invoice, and is deferred and recognized ratably over the estimated renewal period (i.e. the ten-year estimated client life).

Revenue from the sale of time clocks is recognized when control is transferred to the client upon delivery of the product. We estimated the standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing. We have elected to apply the practical expedient not to disclose the value of unsatisfied performance obligations for contracts that are less than one year in length. However, this expedient cannot be applied to initial 30-day contracts with a client that also contain an implied performance obligation in the form of a material right as the material right performance obligation is being recognized over the expected client life which exceeds one year.  For these contracts, we determined that the core, non-material right, performance obligations are generally satisfied in full by the end of each reporting period as most of our contracts with clients start at the beginning of a calendar month.  For the material right performance obligation, as discussed above, we defer the amounts allocated and recognize them ratably over the estimated client life of ten years.  Finally, we have also elected to apply the transition expedient that allows for all reporting periods presented before the date of initial application to exclude disclosure of the amounts of transaction price allocated to the remaining unsatisfied performance obligations.  Accordingly, the table below is only for the three and nine months ended September 30, 2018.

Changes in deferred revenue related to material right performance obligations were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Balance, beginning of period	$57,189	$51,624
Deferral of revenue	5,643	14,902
Recognition of unearned revenue	(2,018)	(5,712)
Balance, end of period	$60,814	$60,814

We expect to recognize $2.0 million of deferred revenue related to material right performance obligations in the remainder of 2018, $8.2 million of such deferred revenue in 2019, and $50.6 million of such deferred revenue thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with clients are accounted for utilizing a portfolio approach, and are capitalized and amortized over the expected period of benefit, which we have determined to be the estimated client relationship of ten years.  The expected period of benefit has been determined to be the estimated life of the client relationship primarily because we incur no new costs to obtain, or costs to fulfill, a contract upon renewal of such contract.  Additional commission costs may be incurred when an existing client purchases additional applications; however, these commission costs relate solely to the additional applications purchased and are not related to contract renewal.  Furthermore, additional fulfillment costs associated with existing clients purchasing additional applications are minimized by our seamless single-database platform.  These

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

assets are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract are included in the “sales and marketing” and “general and administrative” line items in the accompanying consolidated statements of income.

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$140,119	$10,595	$(4,855)	$145,859
Costs to fulfill a contract	$87,199	$9,730	$(3,001)	$93,928

	As of and for the Nine Months Ended September 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$126,207	$33,565	$(13,913)	$145,859
Costs to fulfill a contract	$72,061	$30,156	$(8,289)	$93,928

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30,	December 31,
	2018	2017
Property and equipment
Buildings	$101,334	$60,441
Software and capitalized software costs	60,619	41,996
Computer equipment	36,781	27,928
Rental clocks	15,442	13,131
Furniture, fixtures and equipment	15,955	7,528
Leasehold improvements	1,171	767
Vehicles	74	—
	231,376	151,791
Less: accumulated depreciation and amortization	(74,275)	(53,525)
	157,101	98,266
Construction in progress	2,273	40,446
Land	9,023	8,993
Property and equipment, net	$168,397	$147,705

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three and nine months ended September 30, 2018, we capitalized $5.2 million and $16.4 million, respectively, of computer software development costs related to software developed for internal use.  For the three and nine months ended September 30, 2017, we capitalized $4.7 million and $11.0 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Included in the construction in progress balance at September 30, 2018 and December 31, 2017 is less than $0.1 million and $2.0 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction of our fourth headquarters building.  For the three and nine months ended September 30, 2018, we incurred interest costs of $0.4 million and $1.2 million, respectively, of which we capitalized less than $0.1 million and $0.8 million, respectively.  For the three and nine months ended September 30, 2017, we incurred interest costs of $0.4 million and $1.2 million, respectively, of which we capitalized $0.3 million and $0.5 million, respectively.

Depreciation and amortization expense for property and equipment, was $8.1 million and $20.8 million, respectively, for the three and nine months ended September 30, 2018.  Depreciation and amortization expense for property and equipment, net was $4.8 million and $13.0 million, respectively, for the three and nine months ended September 30, 2017.

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of cost over our net tangible and identified intangible assets.  As of both September 30, 2018 and December 31, 2017, we had goodwill of $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2018.  As of September 30, 2018 and December 31, 2017, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have finite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets:

	September 30, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	3.8	$3,194	$(2,396)	$798
Total		$3,194	$(2,396)	$798

	December 31, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	4.5	$3,194	$(2,236)	$958
Total		$3,194	$(2,236)	$958

The weighted average remaining useful life of our intangible assets was 3.8 years as of September 30, 2018.  Amortization of intangible assets for the three and nine months ended September 30, 2018 was $0.1 million and $0.2 million, respectively.  Amortization of intangible assets for the three and nine months ended September 30, 2017 was $0.1 million and $0.9 million, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

6.	LONG-TERM DEBT, NET

As of the dates indicated, our long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
Net term note to bank due September 7, 2025	$34,824	$35,302
Total long-term debt (including current portion)	34,824	35,302
Less: Current portion	(1,775)	(888)
Total long-term debt, net	$33,049	$34,414

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank N.A., Bank of America, N.A. and Kirkpatrick Bank agreed to make certain term loans to us (the “Term Loans”) from time to time during the period beginning December 7, 2017 and ending September 7, 2018 (the “Term Loan Draw Expiration Date”) in an aggregate principal amount of up to $60.0 million. On September 12, 2018, we entered into the First Amendment to the Term Credit Agreement dated effective as of September 7, 2018, which extended the Term Loan Draw Expiration Date to March 7, 2019.  As of September 30, 2018, our indebtedness consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both September 30, 2018 and December 31, 2017 are presented as a direct deduction from the carrying amount of the debt liability.

After giving effect to the Term Loans made on December 7, 2017, there was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of September 30, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of September 30, 2018, we were in compliance with these covenants.

On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of September 30, 2018, we have not made any draws under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.

As of September 30, 2018 and December 31, 2017, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

7.	DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans.  We do not hold derivative instruments for trading or speculative purposes.  The interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and record all derivative instruments on the consolidated balance sheets at fair

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  See Note 8, “Fair Value of Financial Instruments”.  We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in our consolidated statements of income.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the three and nine months ended September 30, 2018, we  recorded a gain of $0.3 million and $1.4 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, which we classify as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with a maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recorded on the balance sheet at fair value, which approximates the amortized cost of the securities.  As of September 30, 2018 and December 31, 2017, all available-for-sale securities and certificates of deposit were due in one year or less.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$68,392	$—	$68,392
Certificates of deposit	$—	$11,000	$—	$11,000
Interest rate swap	$—	$776	$—	$776

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$14,918	$—	$14,918
Certificates of deposit	$—	$21,500	$—	$21,500
Liabilities:
Interest rate swap	$—	$649	$—	$649

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Our employees that are over the age of 18 and have completed ninety (90) days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby we make a matching contribution for our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $1.2 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.  Matching contributions amounted to $0.7 million and $2.8 million for the three and nine months ended September 30, 2017, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  Eligible employees purchased 46,508 and 61,021 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2018 and 2017, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.4 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.  Our compensation expense related to the ESPP was $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

10.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

In accordance with ASC Topic 260, “Earnings Per Share,” the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common stockholders for dividends or dividend equivalents and participation rights in undistributed earnings.  Certain unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The unvested shares of restricted stock granted in 2015 are considered participating securities, while all other unvested shares of restricted stock are not considered participating securities.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following is a reconciliation of net income and the number of shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Numerator:
Net income	$28,769	$20,910	$105,651	$74,620
Less: income allocable to participating securities	(36)	(58)	(134)	(207)
Income allocable to common shares	$28,733	$20,852	$105,517	$74,413
Add back: undistributed earnings allocable to participating securities	$36	$58	$134	$207
Less: undistributed earnings reallocated to participating securities	(36)	(57)	(132)	(203)
Numerator for diluted earnings per share	$28,733	$20,853	$105,519	$74,417
Denominator:
Basic weighted average shares outstanding	57,726,790	58,003,222	57,785,466	57,751,204
Dilutive effect of unvested restricted stock	818,271	870,280	938,762	1,088,567
Diluted weighted average shares outstanding	58,545,061	58,873,502	58,724,228	58,839,771
Earnings per share:
Basic	$0.50	$0.36	$1.83	$1.29
Diluted	$0.49	$0.35	$1.80	$1.26

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

11.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

See the Form 10-K for a detailed description of the Company’s stock-based compensation awards, including information related to vesting terms and service and performance conditions.

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2018:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2017	888,680	$42.17	—	$—
Granted	333,750	$99.53	284,118	$82.84
Vested	(265,861)	$39.67	(283,080)	$82.84
Forfeited	(70,460)	$55.53	(1,038)	$82.64
Unvested shares of restricted stock outstanding at September 30, 2018	886,109	$63.47	—	$—

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

The following table summarizes vesting activity for Market-Based Shares during the nine months ended September 30, 2018, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

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

On April 23, 2018 and July 30, 2018, we issued an aggregate of 92,061 and 3,600 Time-Based Shares, respectively, under the LTIP to certain non-executive employees.  One-third of such Time-Based Shares will vest on a specified initial vesting date, an additional one-third of such Time-Based Shares will vest on the first anniversary of the specified initial vesting date, and the remaining one-third of such Time-Based Shares will vest on the second anniversary of the specified initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date.

On April 30, 2018, we issued an aggregate of 9,846 shares of restricted stock under the LTIP to the non-employee members of our Board of Directors.  Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

For the three and nine months ended September 30, 2018, our total compensation expense related to restricted stock was $4.5 million and $31.5 million, respectively.  For the three and nine months ended September 30, 2017, our total compensation expense related to restricted stock was $13.4 million and $29.7 million, respectively, as adjusted to reflect the adoption of ASU 2014-09.  There was $46.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of September 30, 2018. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 1.8 years as of September 30, 2018.

We capitalized stock-based compensation costs related to software developed for internal use of $0.4 million and $3.3 million for the three and nine months ended September 30, 2018, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of $1.3 million and $2.6 million for the three and nine months ended September 30, 2017, respectively.

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

Operating Leases and Deferred Rent

Our leases primarily consist of several noncancellable operating leases for office space with contractual terms expiring from 2018 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. We had $1.4 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively, recorded as a liability for deferred rent.

Rent expense under operating leases for the three and nine months ended September 30, 2018 was $1.9 million and $5.5 million, respectively.  Rent expense under operating leases for the three and nine months ended September 30, 2017 was $1.4 million and $4.3 million, respectively.

13.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  Our effective income tax rate was 20.0% and 19.7% for the nine months ended September 30, 2018 and 2017, respectively. The higher effective tax rate for the nine months ended September 30, 2018 is primarily a result of a reduction in the excess tax benefit recognized, partially offset by the decrease in the federal corporate tax rate during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2018, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2018 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2017, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than share and per share amounts, are in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2018.   Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on the introduction of new applications to our existing client base while targeting a high degree of client employee usage across those applications, attracting new clients through further penetration of our existing markets and geographic expansion into new markets.  During the nine months ended September 30, 2018, we opened new sales offices in Salt Lake City, Utah, Rochester, New York, Columbus, Ohio and San Diego, California.  The opening of these four new sales offices brings our total number of sales teams to 49 sales teams located in 26 states.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.  We also plan to relocate our Texas operations to a new, expanded facility in Grapevine, Texas, with construction scheduled to begin in 2019.  We expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. Our principal marketing efforts include email campaigns, social and digital media, search engine marketing methods, tradeshows and outbound marketing including TV and print advertising.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers, blogs, podcast episodes and webinars.

Growth Outlook and Opportunities

As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  We believe our strategy of focusing on increased employee usage is key to long-term client satisfaction and client retention. Client adoption of new applications and client employee usage of both new and existing applications have been significant factors in our revenue growth, and we expect that the continuation of this trajectory will depend, in part, on the introduction of applications to our existing client base that encourage and promote more employee usage. Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) continuing to leverage our salesforce productivity within markets where we currently have existing sales offices, (ii) expanding our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets, and (iii) opening sales offices in new metropolitan areas.  Furthermore, while we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, we are experiencing increasing traction with larger companies.  As a result, we have recently expanded our target client size from 50 to 2,000 employees to 50 to 5,000 employees.

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitate increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters, operations facilities and additional sales office leases.

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended September 30, 2018 and 2017, our total gross margins were approximately 83% and 82%, respectively.  For the nine months ended September 30, 2018 and 2017, our total gross margins were approximately 84% and 83%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018		2017 *As Adjusted		% Change	2018		2017 *As Adjusted		% Change
Revenues
Recurring	$130,830	98.2%	$99,498	98.2%	31%	$409,324	98.4%	$313,763	98.4%	30%
Implementation and other	2,458	1.8%	1,789	1.8%	37%	6,680	1.6%	5,259	1.6%	27%
Total revenues	133,288	100.0%	101,287	100.0%	32%	416,004	100.0%	319,022	100.0%	30%
Cost of revenues
Operating expenses	18,158	13.6%	15,324	15.1%	18%	56,403	13.6%	46,019	14.4%	23%
Depreciation and amortization	3,967	3.0%	2,502	2.5%	59%	10,258	2.4%	6,829	2.2%	50%
Total cost of revenues	22,125	16.6%	17,826	17.6%	24%	66,661	16.0%	52,848	16.6%	26%
Administrative expenses
Sales and marketing	37,183	27.9%	27,732	27.4%	34%	101,182	24.3%	80,741	25.3%	25%
Research and development	11,526	8.7%	8,112	8.0%	42%	33,507	8.1%	23,004	7.2%	46%
General and administrative	22,048	16.5%	23,207	22.9%	-5%	73,700	17.7%	62,051	19.5%	19%
Depreciation and amortization	4,161	3.1%	2,403	2.4%	73%	10,652	2.6%	7,069	2.2%	51%
Total administrative expenses	74,918	56.2%	61,454	60.7%	22%	219,041	52.7%	172,865	54.2%	27%
Total operating expenses	97,043	72.8%	79,280	78.3%	22%	285,702	68.7%	225,713	70.8%	27%
Operating income	36,245	27.2%	22,007	21.7%	65%	130,302	31.3%	93,309	29.2%	40%
Interest expense	(384)	-0.3%	(220)	-0.2%	75%	(418)	-0.1%	(758)	-0.2%	-45%
Other income, net	583	0.4%	118	0.1%	394%	2,128	0.5%	362	0.1%	488%
Income before income taxes	36,444	27.3%	21,905	21.6%	66%	132,012	31.7%	92,913	29.1%	42%
Provision for income taxes	7,675	5.7%	995	1.0%	671%	26,361	6.3%	18,293	5.7%	44%
Net income	$28,769	21.6%	$20,910	20.6%	38%	$105,651	25.4%	$74,620	23.4%	42%

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Revenues

Recurring revenues increased 31% and 30% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017.  For the three months ended September 30, 2018, recurring revenue growth was primarily driven by (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that have reached maturity since the beginning of 2018, (ii) contributions from new sales offices opened in 2017 that are progressing to maturity, (iii) the sale of additional applications to our existing clients and (iv) higher average interest rates earned on funds held for clients.  In addition to the foregoing factors, the increase in recurring revenues for the nine months ended September 30, 2018 also included growth in our tax forms filing business.  Revenues generated from our payroll forms processing and filings service are seasonal, and typically have a greater impact on our revenues in the first quarter of each year.

The increases in implementation and other revenues for the three and nine months ended September 30, 2018 were primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the estimated life of our clients, which is ten years.

Expenses

Cost of Revenues

The increase in cost of revenues for the three months ended September 30, 2018 was primarily due to an increase in operating expenses resulting from a $2.5 million increase in expenses attributable to growth in the number of operating personnel and an increase of $1.4 million in shipping and automated clearing house fees in connection with increased sales.  These increases were partially offset by a $1.2 million decrease in non-cash stock-based compensation expense.  Depreciation and amortization expense increased $1.5 million, or 59%, primarily due to placing our fourth headquarters building in service in June 2018 and the development of additional technology and purchases of other assets.

The increase in cost of revenues for the nine months ended September 30, 2018 was primarily due to an increase in operating expenses resulting from a $6.4 million increase in expenses attributable to growth in the number of operating personnel, a $3.3 million increase in shipping and automated clearing house fees related to increased sales and a $0.4 million increase in non-cash stock-based compensation expense.  Depreciation and amortization expense increased $3.4 million, or 50%, primarily due to placing our fourth headquarters building in service in June 2018 and the development of additional technology and purchases of other assets.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2018, sales and marketing expenses increased from the comparable prior year period due to a $7.5 million increase in employee-related expenses, including commissions and bonuses, and a $2.0 million increase in marketing and advertising expense.  The increase in employee-related expenses included a $0.4 million increase in non-cash stock-based compensation expense.  The increase in marketing and advertising expense was primarily a result of a new national advertising campaign that we launched towards the end of the third quarter of 2018.  We expect to incur increased sales and marketing expenses relating to this advertising campaign into the fourth quarter of 2018.  During the nine months ended September 30, 2018, sales and marketing expenses increased from the comparable year period due to a $17.2 million increase in employee-related expenses, including commissions and bonuses, and a $3.3 million increase in marketing and advertising expense, primarily due to the new national advertising campaign mentioned above.  The increase in employee-related expenses included a $1.7 million increase in non-cash stock-based compensation expense.

Research and Development

During the three months ended September 30, 2018, research and development expenses increased from the comparable prior year period due to a $3.9 million increase in expenses related to growth in the number of research and development personnel, partially offset by a $0.5 million decrease in non-cash stock-based compensation expense.  During the nine months ended September 30, 2018, research and development expenses increased from the comparable year period due to a $9.3 million increase in expenses related to growth in the number of research and development personnel and a $1.2 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Capitalized portion of research and development	$5,211	$4,665	$16,419	$11,048
Expensed portion of research and development	11,526	8,112	33,507	23,004
Total research and development costs	$16,737	$12,777	$49,926	$34,052

General and Administrative

During the three months ended September 30, 2018, general and administrative expenses decreased from the comparable prior year period due to a $7.6 million decrease in non-cash stock-based compensation expense, partially offset by a $6.0 million increase in employee-related expenses and a $0.4 million increase in accounting and legal costs.  During the nine months ended September 30, 2018, general and administrative expenses increased from the comparable prior year period due to a $12.4 million increase in employee-related expenses and a $0.8 million increase in accounting and legal costs, partially offset by a $1.5 million decrease in non-cash stock-based compensation expense.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Non-cash stock-based compensation expense:
Operating expenses	$332	$1,488	$3,591	$3,199
Sales and marketing	1,976	1,616	5,332	3,631
Research and development	248	734	2,762	1,514
General and administrative	1,953	9,513	19,800	21,316
Total non-cash stock-based compensation expense	$4,509	$13,351	$31,485	$29,660

 * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

During the three months ended September 30, 2018, our total non-cash stock-based compensation expense decreased $8.8 million primarily because we did not experience a vesting event for market-based restricted stock with accelerated vesting expense during the quarter, whereas two tranches of restricted stock subject to market-based vesting conditions vested with accelerated vesting expense during the third quarter of 2017.  During the nine months ended September 30, 2018, our non-cash stock-based compensation expense increased $1.8 million primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2018, which exceeded expenses associated with the accelerated vesting of restricted stock subject to market-based vesting conditions in 2017.

Depreciation and Amortization

During the three and nine months ended September 30, 2018, depreciation and amortization expense increased from the comparable prior year periods primarily due to placing our fourth headquarters building in service in June 2018 and the development of additional technology and purchases of other assets.

Interest Expense

The increase in interest expense for the three months ended September 30, 2018 was primarily attributable to the financing for our fourth headquarters building, which was placed in service in June 2018.  In contrast, interest expense related to this building was capitalized during the prior period while construction was ongoing.  Interest expense for the nine months ended September 30, 2018 decreased from the comparable year prior year period primarily because we capitalized interest related to the construction of our fourth headquarters building in the first half of 2018.

Other Income, net

The increases in other income for the three and nine months ended September 30, 2018 were primarily due to the increase in the fair value of our interest rate swap.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The increase in the provision for income taxes for the three and nine months ended September 30, 2018 was driven by the recognition of excess tax benefits from share-based payment awards vesting in the prior year.

Liquidity and Capital Resources

As of September 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $85.0 million. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit.  We believe our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

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

Recent Liquidity Developments

Term Credit Agreement.  On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank have agreed to make certain term loans to us (the “Term Loans”) from time to time during the period beginning December 7, 2017 and ending September 7, 2018 (the “Term Loan Draw Expiration Date”) in an aggregate principal amount of up to $60.0 million. On September 12, 2018, we entered into the First Amendment to the Term Credit Agreement (the “Amendment”) dated effective as of September 7, 2018, which extended the Term Loan Draw Expiration Date to March 7, 2019.  As of September 30, 2018, our indebtedness consists solely of Term Loans made under the Term Credit Agreement.

There was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of September 30, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. The adjusted LIBOR rate is equal to (i) the LIBOR rate for the applicable interest period multiplied by (ii) the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States).

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of September 30, 2018, we were in compliance with these covenants.

In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the three and nine months ended September 30, 2018, we recorded a gain of $0.3 and $1.4 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. The Revolving Credit Agreement also contains financial and non-financial covenants that are substantially similar to the covenants in the Term Credit Agreement described above. The proceeds from the loans under the Facility are to be used for working capital and general business purposes.  Letters of credit are to be used to support our business operations.  As of September 30, 2018, we have not made any draws under the Facility.

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

During the nine months ended September 30, 2018, we repurchased an aggregate of 607,158 shares of common stock for an aggregate cost of $63.0 million, including 185,116 shares to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock, as discussed below.  As of September 30, 2018, there was $74.4 million available for repurchases.  The stock repurchase plan will expire on February 12, 2020.

Withholding Shares to Cover Taxes.  During the nine months ended September 30, 2018, we withheld 185,116 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in a cash expenditure of $20.1 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Although we completed construction of our fourth headquarters building in the second quarter of 2018, we are now focused on the planning and design of our new Texas operations facility in Grapevine, Texas.  In the fourth quarter of 2018, we expect capital expenditures associated with this new facility to include the purchase of land and other architectural, engineering and design costs.  Capital expenditures related to the construction of the facility are expected to begin in 2019.  Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$145,849	$92,049	$53,800
Investing activities	143,050	22,955	120,095
Financing activities	(249,928)	(108,552)	(141,376)
Change in cash and cash equivalents	$38,971	$6,452	$32,519

Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2018 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of cash we invested in personnel and expenditures made to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the nine months ended September 30, 2017, our operating cash flows for the nine months ended September 30, 2018 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the nine months ended September 30, 2018 increased from the comparable prior year period due to the impact of $225.9 million of changes in funds held for clients, partially offset by a $88.2 million increase in purchases of short-term investments from funds held for clients, a $16.2 million decrease in proceeds from maturities of short-term investments from funds held for clients and a $1.3 million increase in cash used for purchases of property and equipment primarily related to the  development of additional technology and purchases of other assets.

Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2018 decreased from the comparable prior year period due to the impact of $120.9 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Financing cash flows were also impacted by a $23.5 million increase in open market purchases of common stock and a $5.4 million decrease in proceeds from the issuance of debt.  These uses of cash for financing activities were partially offset by an $8.0 million decrease in withholding taxes paid related to net share settlement, a $0.4 million decrease in payments on long-term debt related to our previous loan agreements and a $0.1 million decrease in the payment of debt issuance costs.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.  For additional information regarding our long-term debt and our commitments and contingencies, see “Note 5.  Long-Term Debt” and “Note 12. Commitments and Contingencies” in the Form 10-K and the corresponding Notes 6 and 12 in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of New Accounting Pronouncement

Discussion of our adoption of ASU 2014-09 can be found in Note 2 in “Part I, Financial Information – Item 1. Financial Statements” in this Form 10-Q.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Net income to Adjusted EBITDA:
Net income	$28,769	$20,910	$105,651	$74,620
Interest expense	384	220	418	758
Provision for income taxes	7,675	995	26,361	18,293
Depreciation and amortization	8,128	4,905	20,910	13,898
EBITDA	44,956	27,030	153,340	107,569
Non-cash stock-based compensation expense	4,509	13,351	31,485	29,660
Change in fair value of interest rate swap	(285)	—	(1,427)	—
Adjusted EBITDA	$49,180	$40,381	$183,398	$137,229

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Net income to non-GAAP net income:
Net income	$28,769	$20,910	$105,651	$74,620
Non-cash stock-based compensation expense	4,509	13,351	31,485	29,660
Change in fair value of interest rate swap	(285)	—	(1,427)	—
Income tax effect on non-GAAP adjustment	(2,374)	(11,081)	(14,512)	(25,140)
Non-GAAP net income	$30,619	$23,180	$121,197	$79,140

Weighted average shares outstanding:
Basic	57,726,790	58,003,222	57,785,466	57,751,204
Diluted	58,545,061	58,873,502	58,724,228	58,839,771

Earnings per share basic	$0.50	$0.36	$1.83	$1.29
Earnings per share diluted	$0.49	$0.35	$1.80	$1.26
Non-GAAP net income per share, basic	$0.53	$0.40	$2.10	$1.37
Non-GAAP net income per share, diluted	$0.52	$0.39	$2.06	$1.35

* Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.50	$0.36	$1.83	$1.29
Non-cash stock-based compensation expense	0.08	0.23	0.54	0.51
Change in fair value of interest rate swap	(0.01)	—	(0.02)	—
Income tax effect on non-GAAP adjustment	(0.04)	(0.19)	(0.25)	(0.43)
Non-GAAP net income per share, basic	$0.53	$0.40	$2.10	$1.37

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.49	$0.35	$1.80	$1.26
Non-cash stock-based compensation expense	0.08	0.23	0.54	0.50
Change in fair value of interest rate swap	(0.01)	—	(0.03)	—
Income tax effect on non-GAAP adjustment	(0.04)	(0.19)	(0.25)	(0.41)
Non-GAAP net income per share, diluted	$0.52	$0.39	$2.06	$1.35

  * Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $85.0 million as of September 30, 2018. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. The market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

As of September 30, 2018, an increase or decrease in interest rates of 100 basis points would not have had a material effect on our operating results or financial condition.

In December 2017, we entered into the Term Credit Agreement, pursuant to which the lenders parties thereto have agreed to make Term Loans to us in an aggregate principal amount of up to $60.0 million, which will mature on September 7, 2025.  As described elsewhere in this Form 10-Q, the Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans.

In February 2018, we entered into the Revolving Credit Agreement, which provides for a Facility in the aggregate amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  As described elsewhere in this Form 10-Q, borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of September 30, 2018, we have not made any draws under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The adoption of new, or adverse interpretation of existing, state and federal money transmitter or money services business statutes could subject us to additional regulation and related expenses and require changes to our business.

The adoption of new money transmitter or money services business statutes in jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also require changes to the manner in which we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds before such funds are remitted to the appropriate taxing authorities and accounts designated by our clients.

While we maintain that we are not a money services business or money transmitter, we have adopted an anti-money laundering (“AML”) compliance program to mitigate the risk of our application being used for illegal or illicit activity and to help detect and prevent fraud. Our AML compliance program is designed to foster trust in our application and services. Recently, we were required to register as a “money services business” in one jurisdiction. Should other state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences, all of which may have an adverse effect on our business, operating results or financial condition.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2018(2)	30,448	$101.73	30,448	$74,400,000
August 1 - 31, 2018	—	$—	—	$74,400,000
September 1 - 30, 2018	—	$—	—	$74,400,000
Total	30,448		30,448

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

(2)	Includes 18,643 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

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

Exhibit No.	Description

10.1

First Amendment to Credit Agreement and Loan Parties’ Consent, dated effective September 7, 2018, by and among Paycom Payroll, LLC as the borrower, Paycom Software, Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2018, filed with the SEC on September 14, 2018).   https://www.sec.gov/Archives/edgar/data/1590955/000119312518273333/d624443dex101.htm

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

PAYCOM SOFTWARE, INC.

Date: November 1, 2018	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)