Form 10-K
period 2018-12-31
Paycom Software, Inc.
filed 2019-02-14
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of February 5, 2019, 58,599,531 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 1,322,539 shares of restricted stock. As of June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4.9 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends  and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to relocate our Texas operations facility within an expected timeframe; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to our new Texas operations facility and research and development; the expected impact on our consolidated financial statements of new accounting pronouncements; our plans to repurchase shares of our common stock through a stock repurchase plan; and our expected income tax rate for future periods.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

Item 1.	Business

Unless we state otherwise or the context otherwise requires, the terms “Paycom,” “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a leading provider of comprehensive, cloud-based human capital management (“HCM”) solution delivered as Software-as-a-Service (“SaaS”). We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

Organizations need sophisticated, flexible and intuitive applications that can quickly adapt to their evolving HCM requirements, streamline their HR processes and systems and enable them to control costs. We believe the HCM needs of most organizations are currently served either by multiple providers in an attempt to replicate a comprehensive SaaS product or, to a lesser extent, by legacy providers offering outdated on-premise products.  These approaches often result in challenges with system integration and data integrity, low scalability, high costs, extended delivery times and large up-front capital requirements.

Because our solution was developed in-house and is based on a single platform, there is no need to integrate, update or access multiple databases, which are common issues with competitor offerings that use multiple third-party systems in order to link together their HCM offerings. Additionally, our solution maintains data integrity for accurate, actionable and real-time analytics and business intelligence and helps clients minimize the risks of compliance errors due to inaccurate or missing information. We deliver feature-rich applications while maintaining excellence in information security and quality management standards, as evidenced by our International Organization for Standardization (“ISO”) certifications.

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have over 23,500 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2018. We believe that as a result of our focus on client retention, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 92%, 91% and 91% from existing clients for the years ended December 31, 2018, 2017 and 2016, respectively. We believe our revenue retention rate understates our client loyalty because this rate is decreased by former clients that were acquired or otherwise ceased operations.

We were founded in 1998. Since our founding, we have focused on providing an innovative SaaS HCM solution. As of December 31, 2018, we had 3,050 employees across the United States. For the years ended December 31, 2018, 2017 and 2016, our revenues were $566.3 million, $433.0 million and $329.1 million, respectively, representing year-over-year growth in revenues of approximately 31% and 32%, respectively. We currently derive the majority of our revenues from payroll processing. We are able to determine revenues from payroll processing because all of our clients are required to utilize our payroll application in order to access our other applications. We generally do not separately track our revenues across our other applications because we often sell applications in various groupings and configurations for a single price. We realized net income of $137.1 million, $123.5 million and $70.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Paycom Solution

We offer an end-to-end SaaS HCM solution that provides our clients and their employees with immediate access to accurate and secure information and analytics at any time from any location where internet service is available. We believe our solution delivers the following benefits:

Comprehensive HCM Solution

Our solution offers functionality that manages the entire employment lifecycle for employers and employees, from recruitment to retirement. Our user-friendly applications streamline client processes and provide clients and their employees with the ability to directly access and manage administrative processes, including applications that identify candidates, on-board employees, manage time and labor, administer payroll deductions and benefits, manage performance, terminate employees and administer post-termination health benefits such as COBRA. The widespread employee usage of our applications further integrates our solution into the administrative processes of our clients. Our solution also has the advantage of being built in-house by our highly trained and skilled team of software developers, thereby minimizing data integrity issues across applications.

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

Data Analytics and Business Intelligence

Our solution’s core system of record allows clients to strategically analyze comprehensive and accurate employee information to make informed business decisions based upon actionable, real-time analytics provided through our client dashboard. This functionality allows our clients to operate with a more complete and accurate picture of their organization, as our solution’s embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from any location. These tools help clients reduce administrative and operational costs and better manage talent.

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology-savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service technology, employees can view real-time HR information, including pay stubs, W-2s and benefits information, as well as manage their schedules and vacation time and update W-4 contact information. Our mobile apps, available on both the Google Play™ store and the App Store® online store, make it easier for employees to access their self-service information.  Our apps have fingerprint and facial recognition capabilities, aiding employers in their efforts to engage technology-dependent workers.  Our system also allows employers to engage their workforce through learning management courses and training paths, surveys, and performance goals and reviews.

In addition to our self-service, app-based functionality, we also provide our clients with a strategy to drive usage among their employees. This strategy includes training clients’ employees how to use the Paycom app during implementation and providing additional training from our client relations representatives. Allowing employees to make changes directly to our database creates efficiencies for both the employer and employee. Today’s employees have little tolerance for complexity, and with our solution, employees have become accustomed to having a direct relationship with their HR database. This relationship is directly correlated with our single-database that is key to increasing usage. Our strategy to promote employee usage of the Paycom system elevates HR personnel to focus on the human element of their jobs, creating a more positive culture and giving HR personnel more time to engage with their employees.

Personalized Support Provided by Trained Personnel

Our applications are supported by one-on-one personal assistance from trained specialists. Service specialists are assigned to specific clients and are trained across all of our applications, ensuring they provide comprehensive, expert-level service. Our client service is ISO 9001:2015 certified on the basis of its quality and consistency. We strive to provide our clients with high levels of service and support to ensure their continued use of our solution for all of their HCM needs. We have maintained high client satisfaction, as evidenced by an annual revenue retention rate of 92%, 91% and 91% from existing clients for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Secure Cloud-Based Architecture

Our cloud-based architecture allows our solution to be implemented remotely with minimal client interaction. Updates such as software enhancements and newly developed applications can be deployed without client interaction, disruption or involvement, allowing our clients to make a smaller investment in hardware, personnel, implementation time and consulting. Additionally, we own and maintain all of the infrastructure technology to host our solution and to maximize system availability for clients. Our focus on, and investment in, technology and data security has been recognized with ISO/IEC 27001:2013 certified security standards that provide our clients with a “best-in-class” level of data security.

Scalability to Grow with our Clients

Our solution is highly scalable. We serve a diversified client base ranging in size from one employee to many thousands of employees, while our target client size range is 50 to 5,000 employees. We calculate the number of clients’ employees based on parent company grouping. Our clients are able to use the same solution while their businesses grow by deploying applications as-needed in real-time. Pricing is determined by employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow but retain fixed costs even if the client shrinks in size.

Efficient and Productive Research and Development

We believe we benefit from a competitive advantage with our research and development investments, people and processes. Early investments in our proprietary, cloud-based architecture enable us to develop and deploy applications in a timely and cost-effective manner. We have also chosen to base our research and development team in Oklahoma and Texas, which we believe provides us with high-quality talent at a lower cost compared to other locations in the United States where there is more competition for technology talent. These strategic decisions have enabled us to have a highly productive research and development function.

Our Strategy for Growth

Our strategy is to continue to establish our solution as the HCM industry standard by increasing our presence in existing markets and expanding into additional markets.  We intend to continue to open new sales offices as well as potentially expand over the longer term into international markets.  We will also execute our strategy for growth by targeting larger clients, as well as strengthening and extending our solution.

Increase Our Presence in Existing Markets

We believe a significant market opportunity exists to increase our presence within markets where we currently have a sales office.  Each sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to eight other sales professionals.  Although we have a sales office in 37 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2017 U.S. Census Bureau estimates, only five of these MSAs are currently served by multiple Paycom sales teams.  In addition to expanding into new markets, we plan to further penetrate and more effectively capture existing markets by adding sales offices and increasing the number of sales teams in such markets.  Since our initial public offering (“IPO”) in April 2014, we have expanded our presence within three MSAs that were already served by at least one Paycom sales team by opening new sales offices in Brooklyn, Chicago, Long Island and Pasadena.

Expand Into Additional Markets

We plan to continue expanding our sales capability by opening sales offices in certain metropolitan areas where we currently have no sales teams. Since our IPO in April 2014, we have expanded into 14 new markets.

We have historically selected new locations based on potential client and employee demographics as well as business density. When opening a new sales office, we typically relocate a proven sales manager from an existing territory who then recruits a team of high-performing sales representatives. It typically takes a new sales office 24 months to reach maturity.

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

Target Larger Clients

The average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. We serve a diversified client base ranging in size from one employee to many thousands of employees, while our target client size is 50 to 5,000 employees.  Based on our total revenues, we have grown at a 39% compound annual growth rate from January 1, 2015 through December 31, 2018. Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of clients and to increase our revenues per client, with limited incremental cost to us. To further capitalize on this opportunity, we intend to continue targeting larger businesses opportunistically where our current sales model is effective.

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

Talent Acquisition

Applicant Tracking. Our applicant tracking application simplifies the recruiting processes needed to hire the most qualified employees. By using our all-in-one system, our clients can move candidates from the application process through new employee on-boarding without re-keying data. Organizations can maintain and easily access a list of potential employees from a talent pool with real-time candidate, recruiter and manager retrieval while eliminating manual redundancies. Clients can also distribute job openings and reach a wider candidate audience with tools to reach unlimited postings on a network of free job boards and manage fee-based job board accounts.

Candidate Tracker. Our candidate tracker application enables recruiters to track and stay connected to potential talent through an online database of top candidates. This application helps clients fill future positions faster and without the cost of professional recruiting firms. This feature allows clients to assemble a contact history searchable by school, degree, skill set, previous employer, ZIP code radius and follow-up date.

Background Checks. Our background check application helps to ensure that prospective new hires are qualified candidates. Our application helps businesses perform instantaneous background checks where employers can choose the specific types of searches and how the screening results are issued.  Additionally, employers are able to run background checks on existing employees at any time.

On-Boarding. Our on-boarding application streamlines the hiring and termination processes for employees of our clients by creating online checklists of tasks to be assigned to an employee or group of employees. With our application, this process can begin even before a new hire’s first day on the job, helping the new hire be more productive on his or her first day.

E-Verify ®. By allowing electronic signature verification and online storage, our E-Verify ® application automates employment verification and reduces our clients’ exposure to audits and penalties that could result from I-9 violations.

Tax Credit Services. Our tax credit services application helps employers process and calculate the available federal tax credits associated with hiring employees who meet various qualifications, ensuring organizations opting into this service receive their share of government-appropriated funds. This application prescreens candidates to determine who is eligible for tax credits.

Time and Labor Management

Time and Attendance. Our time and attendance application allows our clients to accurately and efficiently manage when, where and how employees report their hours worked. Clients can apply customized rules, use batch editing and use timecard management tools to manage complex time and attendance needs. Employees can clock in and out at their desks with web-based time clocks or by using biometric, badgeswipe or other types of hardware terminals in a single or multiclock environment. Our web time clock feature allows employees to clock in and out using their mobile device or any device with an internet connection, which automatically updates the payroll application when approved, eliminating the need to manually calculate timesheets and re-key information into payroll systems.

Scheduling/Schedule Exchange. Our scheduling application helps managers with employee scheduling through automated functionality that provides for a seamless workflow with the payroll and time and attendance applications. This application allows clients to create and edit templates for different pay classes.

Our schedule exchange application allows employees and managers access to their schedules at any time and employees can approve, decline or swap their schedules and see what shifts are available for pickup. Email notifications are sent automatically to supervisors and employees when schedules are created, requests for shift exchanges are submitted or a shift change is approved or denied.

Time-Off Requests. Our time-off requests application automates and standardizes the time-off request procedure and helps employers remain effectively staffed. Managers can view an online time-off calendar to easily monitor and approve or deny time-off requests. Managers can review paid time off requests via email and approve or deny such requests with ease. Our employee self-service tool allows employees to view the time-off they have available, submit requests and view blackout dates, the status of requests and any manager comments.

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

Payroll

Payroll and Tax Management. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Our payroll application is automatically updated with changes in employee information and offers other time saving functionality such as batch editing and effective dating. Enhanced payroll grid functionality allows clients to automate and delegate payroll functions to accelerate the processes, giving clients repeatable, reliable payroll processing with additional controls.  The application can be accessed at any time to make changes, run payroll and generate custom reports. We also help our clients by handling their payroll taxes and deposits, regulatory correspondence and amendments as well as assisting with penalty and interest disputes.

Paycom Pay. Our Paycom pay application eliminates the tedious, risky job of check reconciliation by issuing checks to our clients’ employees that clear from a Paycom bank account, which helps clients eliminate potential liability and simplifies the reconciliation process. This helps reduce the number of transaction on a client’s general ledger and simplifies bank statement balancing.

Expense Management. Our expense management application eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload receipts when submitting their expenses and access an expense dashboard where they can view the status of their submitted expenses through Employee Self-Service. Organizations gain audit-ready reporting, which is critical when a client needs to know who approved or denied a request, when and more.

Mileage Tracker/FAVR. Our native mobile app includes mileage tracker capability, allowing employers to more accurately track, log and manage employees’ mileage reimbursements that are then automatically updated within our expense management applications.  FAVR, which stands for Fixed and Variable Rate, allows our clients to customize their mileage reimbursement rate, according to IRS guidelines, to ensure accurate employee reimbursement for business miles without overpaying on reimbursements.

Garnishment Management. Our garnishment management application mitigates the risk of penalties and lawsuits from employees and agencies, allowing clients to handle communications with garnishment payees and agencies and to calculate and track garnishment payments.

GL Concierge.  Our GL concierge application offers organizations more control and transparency into their payroll general ledger and gives finance professionals intuitive reporting, enriched audit trails, customizable file layouts and real-time alerts.  Clients of all sizes can utilize a wide variety of general ledger maps along with an action-item alert system that improves the dynamics of their daily operations. With this simplified process, accounting departments can generate mapped GL reports for direct import into various accounting software packages.

Talent Management

Employee Self-Service. Available in English or Spanish, our employee self-service application improves employee engagement by empowering employees to self-manage certain transactions, obtain quick answers to frequent payroll and HR questions, access their pay history, view performance goals and reviews and view total compensation reports that show their compensation and benefits package. Benefits information and paid time-off accruals also give employees the ability to make informed decisions regarding their benefit selections and time-off requests. Employees can access our self-service software through any device with an internet connection or by downloading the Paycom app on the Google Play™ store and the App Store® online store.

Compensation Budgeting. Our compensation budgeting application provides compensation and performance information in one system, providing clients valuable workforce insight to help manage and formulate salary budgets and establish merit-based compensation increases that automatically upload new rates to payroll once the merit increases are set. Having payroll linked with performance reviews is instrumental for compensation budgeting, which rewards employees fairly while staying within budget.

Performance Management. Our performance management application allows employees to set standardized pay grades and performance goals for positions across an organization, helping align company goals with workforce goals. It also helps streamline the performance review process with online facilitation of the review process and links performance to pay.

My Analytics. The my analytics application offers powerful workforce insight in a variety of report formats. Because we offer an all-in-one solution in a single-database, the comprehensive report data provides the workforce intelligence needed to drive human capital decisions at all levels of management.

As part of the my analytics application, we offer employment predictor reporting. This sophisticated machine learning technology gives an employer greater insight into employees at risk of leaving its organization.

Paycom Learning and Course Content. Our learning management application formalizes and standardizes our clients’ training processes. Employers can create customized content utilizing videos, presentations, quizzes and surveys. It provides employees with “anytime, anywhere” access to a central knowledge base where the employee can access content, share expertise and measure his or her professional development progress. Employers gain comprehensive reporting insights by running custom or predefined reports, including pass versus. fail and quiz statistics.

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

HR Management

Document and Checklist. Our document and checklist application is designed to manage employee files and allows employees to digitally sign and view company documents. We securely store client records to meet retention requirements and protect documents from unauthorized access and other disasters that can threaten businesses. Aside from expending fewer resources on paper, printing and file storage, our document and checklist application protects sensitive information and documents by customizing user access levels. In addition, clients can assign checklists to employees for the completion of certain tasks associated with processes such as on-boarding and off-boarding.

Government and Compliance. Our government and compliance application helps clients reduce exposure to violations, audits and penalties with respect to the employment laws impacting their business, such as the Fair Labor Standards Act, Family Medical Leave Act, Equal Employment Opportunity Act, COBRA and other state and federal regulations. A single-database keeps our clients’ employee data consistent and enhances reporting capabilities by providing better accuracy and real-time insight.

Benefits Administration/Benefits to Carrier. Our benefits administration application allows clients to customize benefit plan setup, deduction amounts, enrollment dates and new-hire waiting periods. Employers are provided census and reconciliation reports to ensure they do not overpay for benefits.  Employers can also update deduction amounts for all employees or groups of employees at once and automatically updates all insurance carriers for any changes. This application also provides employees with online enrollment and helps educate them by allowing them to view per-pay-period deduction amounts and preview how these deductions would affect their take-home pay, driving better informed enrollment decisions for greater employee satisfaction. Our benefits to carrier application automatically updates insurance carriers regarding benefit deduction amounts, address changes, termination of benefits and qualifying events.

COBRA Administration. Our COBRA administration application helps protect employers from COBRA violations and the associated fines and penalties by automatically initiating compliance measures upon entry of qualifying events into the application. In addition to sending required correspondence, this application also tracks important dates, collects and remits premiums and reports on all COBRA activity.

Personnel Action Forms. Our personnel action forms application helps our clients reduce the amount of time and paperwork required to make employee changes, such as pay rate, position and title changes, by allowing managers to complete and approve online personnel action forms, subject to necessary approvals from the HR department. This feature reduces errors and eliminates re-keying of data and even feeds to payroll with an effective date.

Surveys. Our surveys application allows employers to conduct confidential email surveys of employees on workplace matters, providing employers with candid feedback that otherwise may go undisclosed. From exit interviews and benefits assessments to rate-the-boss questionnaires, this valuable information can be used to drive decisions and realize company goals. Clients can analyze results by the demographics of the workforce and compare how results change over time.

Enhanced ACA.  Our Affordable Care Act (“ACA”) application provides clients with access to a dashboard that tracks employee count, employee status, health care plan affordability and ACA periods all from one convenient location and enables Paycom to file IRS Forms 1094/1095-B and/or –C.  Clients utilizing this application also have access to additional real-time compliance reports, alerts and historical data for audit trail purposes.

Our Clients

We serve a diverse client base in terms of size and industry. We have over 23,500 clients, or approximately 12,700 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2018. We stored data for over 4.1 million persons employed by our clients during the year ended December 31, 2018.

Many small to mid-sized companies can typically make the decision to adopt our solution more quickly than larger companies, which we believe results in a shorter sales cycle and more closely corresponds to our target sales cycle of 30 to 90 days. As a result of the nature and size of our clientele, we maintain a diversified client base and very low revenue concentration among our clients. We believe, however, that larger employers represent a substantial opportunity to increase the number of clients we serve and to increase our revenues per client with limited incremental cost.  As we attract clients at the higher end of our target client size range, we may face longer sales cycles and less predictability in completing some of our sales.

Competition

The market for HCM solutions is rapidly evolving, highly competitive and subject to changing technology, shifting client needs and frequent introduction of new products and services. Our competitors range from small, regional firms to large, well-established international firms with multiple product offerings.

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications offered by our solution. Our talent acquisition and talent management applications compete primarily with Cornerstone OnDemand, Inc., Oracle Corporation, SAP SE and Workday, Inc. Our payroll applications, including payroll processing, compete primarily with Automatic Data Processing, Inc. (“ADP”), Ceridian HCM, Inc. (“Ceridian”), Paychex, Inc., Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our HR management applications compete primarily with ADP, Ceridian, Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, SAP SE and Workday, Inc.   Our time and labor management applications compete primarily with ADP, Ceridian, Kronos Incorporated, Paylocity Holding Corporation and The Ultimate Software Group, Inc. Our larger competitors compete with us across multiple segments. In addition, our HCM solution continues to face competition from in-house payroll and HR systems and departments as well as HR systems and software sold by third-party vendors.

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

Sales and Marketing

We sell our solution exclusively through our captive sales force, substantially all of whom have a four-year college degree. We typically recruit sales candidates who have sales experience in non-HCM industries or, with respect to candidates recruited directly from colleges and universities, who have demonstrated an aptitude for sales.  Our sales force is comprised of inside sales and field sales personnel, who are organized geographically, and client relations representatives (“CRRs”), who sell additional applications to existing clients. As of the filing of this Form 10-K, we have 49 sales teams located in 26 states and plan to open additional sales offices to further expand our presence in the U.S. market.

We provide our sales force with an intensive eight-week training course that includes at least one week of training at our headquarters in Oklahoma City. Our unique training program includes instruction in accounting, business metrics, application features and tax matters relevant to our target market and we believe it fosters loyalty and helps maintain our corporate culture. Our training continues for our sales force through weekly in-office strategy sessions and leadership development training. Executive sales representatives are also required to attend in-person quarterly conferences to share best practices and receive legal and business updates.

When a new client processes payroll with us for an entire month, our sales representative receives a one-time commission based upon an estimate of future annual revenues from such client. When an existing client purchases and then utilizes a new application for one payroll cycle, a CRR receives a one-time commission based upon an estimate of future annual revenues from such client.  Executive sales representatives receive a higher commission rate and base salary based upon both current year and life-to-date realized sales.

We generate client leads, accelerate sales opportunities and build brand awareness through our marketing programs that target senior finance and HR executives, technology professionals and senior business leaders of companies that perform HCM functions in-house or outsource these functions to one of our competitors. Our marketing programs include:

•	Podcasts, webinars, blogs, white papers and infographics;
•

National and local television advertising campaigns, personalized direct mail campaigns, email campaigns, social and digital media campaigns, industry-specific advertising and tradeshow exhibiting; and

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

Operations

We physically host our solution for our clients in three secure data center facilities located in Oklahoma and Texas. All of our critical systems are fully redundant and backed-up in real-time to these facilities. Physical security includes ID-oriented access control, alarm systems and manned 24-hour-a-day camera monitoring by our security guards. Server facilities also have environmental monitoring and extensive environmental controls such as heat and fire protection, moisture, temperature, and humidity sensors, backup power supply and exterior reinforced concrete walls.

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

Capitalized software development expenses, which include compensation for employees directly associated with development projects, were $22.0 million, $15.8 million and $8.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Client Service

We are committed to providing industry-leading, client-centered service. For this reason, we assign each client a specialist within a dedicated team. This one-on-one service is a key part of our client service model and helps to ensure we are delivering an industry-leading solution and maintaining high client satisfaction. The primary elements of our client service model include the following:

Streamlined Setup and On-Boarding

After electing to deploy our solution, a new client begins our on-boarding process with assistance from a team of new client setup specialists and the sales representative responsible for obtaining the client’s business. In addition, we also have a team of transition specialists whose job it is to ensure that the process is performed smoothly, data is collected properly and all relevant employees are fully trained on the system. This team works closely with the client until the client is capable of managing our solution independently, at which time responsibility for the client relationship is transferred to our dedicated CRRs and service specialists. Unlike certain of our competitors, we do not outsource any of our on-boarding efforts.

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

Expert Level Service

Our client specialists are trained across all of our applications to ensure that they can provide comprehensive, expert-level service. Our client service is ISO 9001:2015 certified and helps support our high client retention rate.

Regulatory and Certifications

We are subject to varying degrees of regulations in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws cover, among others, information privacy.

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA and state breach notification laws.  Further, because some of our clients have establishments in the European Union, the European Union’s General Data Protection Regulation (“GDPR”) may impact our processing of certain client and employee information.

We voluntarily obtain third-party security examinations relating to our internal controls over financial reporting in accordance with System and Organization Controls Report, I (“SOC 1”).  Our SOC 1 examination is conducted every six months by one of the four largest independent international auditing firms, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures.

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

In April 2017, we renewed a certification based on ISO 9001:2015 criteria, a standard for the implementation of quality management processes published by ISO, covering our activities required to create and deliver our solution. This independent assessment of our conformity to the ISO 9001:2015 standard includes assessing the design and implementation of quality objectives to meet delivery standards on an ongoing basis. The certification is valid until April 2020, with continuing assessments taking place annually.

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

Seasonality

Our revenues are seasonal in nature. Recurring revenues include revenues related to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters. Further, beginning in the first quarter of 2016, we began generating additional revenues as a result of the enactment of the ACA, as many clients began complying with filing requirements for Forms 1094 and 1095.  We anticipate that our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements.  In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

Employees

Our ability to recruit and retain qualified employees is critical to our continued success. We invest heavily in our training and leadership development programs to encourage the development and promotion of our employees. As of December 31, 2018, we employed 3,050 people, substantially all of which are full-time. None of our employees were covered by collective bargaining agreements.

Facilities

Our corporate headquarters is an approximately 500,000-square-foot campus located on over 30 acres of Company-owned property in Oklahoma City, Oklahoma. In addition to housing two fully redundant data centers at our corporate headquarters, we operate another fully redundant data center at a leased property near Dallas, Texas. We plan to relocate our Texas operations, including the data center, to a new, expanded facility in Grapevine, Texas.  We also lease a disaster recovery site in downtown Oklahoma City.

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

Available Information

Our internet address is www.paycom.com and our investor relations website is located at investors.paycom.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

Many of our applications are designed to assist our clients in complying with government regulations that continually change. The introduction of new regulatory or licensing requirements, or new interpretations of existing laws or regulations, could increase our cost of doing business.  Changing regulatory requirements may make the introduction of new applications and enhancements more costly or more time-consuming than we currently anticipate or could prevent the introduction of new applications and enhancements by us altogether.  Changes in laws, regulations or policies could also affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for certain of our existing applications, which would result in decreased revenues. Further, we may spend time and money developing new applications and enhancements that, due to regulatory changes, become unnecessary prior to being released. In addition, any failure to educate and assist our clients with respect to new or revised legislation that impacts them could have an adverse effect on our reputation, and any failure to modify our applications or develop new applications in a timely fashion in response to regulatory changes could have an adverse effect on our business and results of operations.

In addition, the future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business. Federal, state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our applications. Further, government agencies or private organizations may impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or could result in reductions in the demand for internet-based applications such as ours.

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

Any actual or perceived breach of our security could damage our reputation, cause existing clients to discontinue the use of our solution, prevent us from attracting new clients, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition.

Any damage, failure or disruption of our SaaS network infrastructure or data centers could impair our ability to effectively provide our solution, harm our reputation and adversely affect our business.

Our SaaS network infrastructure is a critical part of our business operations.  Our clients access our solution through standard web browsers, smart phones, tablets and other web-enabled devices and depend on us for fast and reliable access to our solution.  We serve all of our clients from our three fully redundant data centers located in Oklahoma and Texas. Our SaaS network infrastructure and data centers are vulnerable to damage, failure and disruption.

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

If our SaaS network infrastructure or our clients’ ability to access our solution is interrupted, client and employee data from recent transactions may be permanently lost, and we could be exposed to significant claims by clients, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees.  Further, any adverse changes in service levels at our data centers resulting from damage to or failure of our data centers could result in disruptions in our services.  Any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new clients, prevent us from gaining new or additional business from our current clients, or cause our current clients to terminate their use of our solution, any of which would adversely impact our revenues.  In addition, if our network infrastructure and data centers fail to support increased capacity due to growth in our business, our clients may experience interruptions in the availability of our solution. Such interruptions may reduce our revenues, cause us to issue refunds to clients or adversely affect our retention of existing clients, any of which could have a negative impact on our business, operating results or financial condition.

Privacy concerns and laws or other regulations may reduce the effectiveness of our applications.

Our applications are subject to various complex laws and regulations on the federal, state and local levels, including those governing data privacy, which has become a significant issue globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws and state data breach notification laws.  Further, because some of our clients have establishments in the European Union, GDPR may impact our processing of certain client and employee information.  Failure to comply with privacy laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.

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

Furthermore, privacy concerns may cause our clients’ employees to resist providing the personal data necessary to allow our clients and their employees to use our applications effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our applications in certain industries. All of these legislative and regulatory initiatives may adversely affect the ability of our clients to process, handle, store, use and transmit demographic and personal information from their employees, which could reduce demand for our solution.

The market in which we participate is highly competitive, and if we do not compete effectively, our business, operating results or financial condition could be adversely affected.

The market for HCM software is highly competitive, rapidly evolving and fragmented. We expect competition to intensify in the future with the introduction of new technologies and new market entrants. Many of our current and potential competitors are larger and have greater brand name recognition, longer operating histories, more established relationships in the industry and significantly greater financial, technical and marketing resources than we do. As a result, some of these competitors may be able to:

•	adapt more rapidly to new or emerging technologies and changes in client requirements;
•	develop superior products or services, gain greater market acceptance and expand their product and service offerings more efficiently or rapidly;
•	bundle products and services that we may not offer or in a manner that provides them with a price advantage;
•	take advantage of acquisition and other opportunities for expansion more readily;
•	maintain a lower cost basis;
•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sale of their products and services; and
•	devote greater resources to the research and development of their products and services.

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

The adoption of new, or adverse interpretations of existing, state and federal money transmitter or money services business statutes could subject us to additional regulation and related expenses and require changes to our business.

The adoption of new money transmitter or money services business statutes in jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreements by   regulatory authorities with our interpretation of such statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also require changes to the manner in which we conduct certain aspects of our business or invest client funds, which could adversely impact the amount of interest income we receive from investing client funds before such funds are remitted to the appropriate taxing authorities and accounts designated by our clients.

While we maintain that we are not a money services business or money transmitter, we have adopted an anti-money laundering (“AML”) compliance program to mitigate the risk of our application being used for illegal or illicit activity and to help detect and prevent fraud. Our AML compliance program is designed to foster trust in our application and services.

Recently, we were required to register as a “money services business” in one jurisdiction.  Should other state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs of registration, legal fees, reputational damage or other negative consequences, all of which may have an adverse effect on our business operating results or financial condition.

Our financial results may fluctuate due to many factors, some of which may be beyond our control.

Our results of operations, including our revenues, costs of revenues, administrative expenses, operating income, cash flow and deferred revenue, may vary significantly in the future, and the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our financial results may negatively impact the value of our common stock.  Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

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

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 523 employees as of December 31, 2011 to 3,050 employees as of December 31, 2018, and we have expanded from 20 sales teams as of December 31, 2011 to 49 sales teams as of the filing of this Form 10-K. We have also experienced significant growth in the number of clients and transactions and the amount of client and employee data that our infrastructure supports. Finally, our organizational structure and recording systems and procedures are becoming more complex as we improve our operational, financial and management controls. Our success depends, in part, on our ability to manage this growth and organizational change effectively.

To manage the expected growth of our headcount and operations, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. The failure to effectively manage growth could result in declines in the quality of, or client satisfaction with, our applications, increases in costs, difficulties in introducing new applications or other operational difficulties, any of which could adversely affect our business by impairing our ability to retain and attract clients or sell additional applications to our existing clients.

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

Our business depends on our ability to satisfy our clients, both with respect to our applications and the technical support provided to help our clients use the applications that address the needs of their businesses. We use our in-house deployment personnel to implement and configure our solution and provide support to our clients. If a client is not satisfied with the quality of our solution, the applications delivered or the support provided, we could incur additional costs to address the situation, our profitability might be negatively affected, and the client’s dissatisfaction with our deployment or support service could harm our ability to sell additional applications to that client. In addition, our sales process is highly dependent on the reputation of our solution and applications and on positive recommendations from our existing clients. Our clients have no obligation to continue to use our applications, and may choose not to continue to use our applications at the same or higher level of service, if at all. In the past, some of our clients have elected not to continue to use our applications. Moreover, our clients generally have the right to cancel their agreements with us for any or no reason by providing 30 days’ prior written notice. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality technical support, could adversely affect client retention, our reputation, our ability to sell our applications to existing and prospective clients, and, as a result, our business, operating results or financial condition.

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

Our continued success will depend on our ability to adapt and innovate. In order to attract new clients and increase revenues from existing clients, we need to enhance, add new features to and improve our existing applications and introduce new applications. The success of any enhancements or new features and applications depends on several factors, including timely completion and   introduction and market acceptance. We may expend significant time and resources developing and pursuing sales of a particular enhancement or application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. Further, changing legal and regulatory requirements may delay the development or introduction of enhancements or new applications or render certain of our applications obsolete.  If we are unable to successfully develop enhancements, new features or new applications to meet client needs, our business and operating results could be adversely affected.

In addition, because our applications are designed to operate on a variety of network, hardware and software platforms using internet tools and protocols, we must continuously modify and enhance our applications to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our current and future applications may become less marketable and less competitive or even obsolete.

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

We believe that our success depends in part on the continued services of our senior management team, consisting of Chad Richison, Craig E. Boelte, Jeffrey D. York, Jon Evans and Bradley S. Smith. Our business could be adversely affected if we fail to retain these key executives. Although the employment arrangements of certain of our key executives contain non-competition restrictions, our business could nonetheless be adversely affected if a key executive leaves Paycom and attempts to compete with us. In addition, we have not purchased key person life insurance on any members of our senior management team.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solution and is an important element in attracting new clients and retaining existing clients. Successful promotion of our brand depends largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful applications at competitive prices. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts, which could have an adverse effect on our business.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

We have historically experienced seasonality in our revenues because a significant portion of our recurring revenues relate to the annual processing of payroll forms such as Form W-2 and Form 1099 and, beginning in 2016, the annual processing and filing of

ACA-related forms. Because these forms are typically processed in the first quarter of the year, first quarter revenues are generally higher than revenues in subsequent quarters. In addition, unscheduled payroll runs at the end of the year (such as bonuses) often result in increased revenues in the fourth quarter.  We expect this seasonality to continue in the future, although the repeal or modification of the ACA could have an impact on the seasonality of our revenues.  Seasonal fluctuations in certain of our operating results and financial metrics may make such results and metrics difficult to predict.

The modification or repeal of certain provisions of the ACA could have an adverse effect on our business, financial condition and results of operations.

We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. On January 20, 2017, President Donald J. Trump issued an executive order stating that it is the policy of the new administration to seek the prompt repeal of the ACA.  Despite multiple efforts, Congress was unable to pass legislation significantly repealing or replacing the ACA in 2017, but many uncertainties remain regarding its future.  The Trump Administration took additional action in October 2017 that may weaken the ACA’s public health insurance marketplace, and the Tax Cuts and Jobs Act of 2017, enacted December 22, 2017, eliminates the ACA’s individual mandate penalty beginning January 1, 2019.  Both events suggest additional action to further weaken, repeal or replace the ACA may occur. The modification or repeal of certain provisions of the ACA could harm our business, operating results and financial condition. If the ACA is modified to eliminate the employer reporting requirements, or if the ACA is repealed and replaced with new legislation that does not include similar employer reporting requirements, we will no longer generate revenues in connection with processing and filing Forms 1094 and 1095 on behalf of clients. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 4% of total projected revenues for the year ending December 31, 2019.  Further, uncertainty regarding the potential future modification, repeal or replacement of the ACA could adversely affect our ability to sell our Enhanced ACA application to new clients.

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

We may be required to spend significant resources to monitor and protect our intellectual property. We have been involved in litigation in the past and litigation may be necessary in the future to protect and enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We may not be able to secure, protect and enforce our intellectual property rights or control access to, and the distribution of, our solution and proprietary information, which could adversely affect our business.

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

Adverse economic and market conditions could affect our business, operating results or financial condition.

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States or in global markets deteriorate, clients may cease their operations, eliminate or reduce unscheduled payroll runs (such as bonuses), reduce headcount, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. An economic decline could result in reductions in sales of our applications, decreased revenue from unscheduled payroll runs and fees charged on a per-employee basis, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

In recent years, there have been several instances when there has been uncertainty regarding the ability of Congress and the President collectively to reach agreement on federal budgetary and spending matters.  A period of failure to reach agreement on these matters, particularly if accompanied by an actual or threatened government shutdown, may have an adverse impact on the U.S. economy.  Additionally, because certain of our clients rely on government resources to fund their operations, a prolonged government shutdown may affect such clients’ ability to make timely payments to us, which could adversely affect our operations results or financial condition.

Further, as part of our payroll and tax filing application, we collect and then remit client funds to taxing authorities and accounts designated by our clients. During the interval between receipt and disbursement, we may invest such funds in money market funds, demand deposit accounts, certificates of deposit and commercial paper. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Any loss of or inability to access such funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, which may not be available on terms that are acceptable to us, if at all.

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

In addition, we are required to maintain a fixed charge coverage ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges (defined as current maturities of long-term debt, interest expense, rent expense and distributions) of not less than 1.25 to 1.0 and a funded indebtedness (defined as total indebtedness less accounts payable, accrued expenses and deferred revenues) to EBITDA of not greater than 2.0 to 1.0.  The operating and financial covenants in the loan agreements relating to our outstanding indebtedness, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. We may also be required to use a substantial portion of our cash flows to pay principal and interest on our debt, which would reduce the amount of money available for operations, working capital, expansion, or other general corporate purposes.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2018, we had recorded a total of $51.9 million of goodwill and $0.7 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

We may pay employees and taxing authorities amounts due for a payroll period before a client’s electronic funds transfers are finally settled to our account. If client payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity and our operating results could be adversely affected.

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

Our certificate of incorporation authorizes us to issue up to one hundred million shares of common stock and up to ten million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, in part or in full, through the issuance of additional equity securities.

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

Our corporate headquarters is an approximately 500,000-square-foot campus located on over 30 acres of Company-owned property in Oklahoma City, Oklahoma. In addition to housing two fully redundant data centers at our corporate headquarters, we operate another fully redundant data center at a leased property near Dallas, Texas. In November 2018, we purchased approximately 14 acres of property in Grapevine, Texas, where we plan to build a new, expanded facility for our Texas operations.  We also lease a disaster recovery site in downtown Oklahoma City.

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

Our common stock is traded on the NYSE under the symbol “PAYC.” As of February 5, 2019, there were approximately 1,142 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

We did not pay any cash dividends on our common stock in 2018, 2017 or 2016. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. While there are no restrictions that currently apply under our existing loan agreements, such agreements prohibit the payment of dividends if an event of default exists. In addition, any financing arrangements that we enter into in the future may include restrictive covenants that limit our or our subsidiaries’ ability to pay dividends.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on April 15, 2014, the initial trading day of our common stock, and ending on December 31, 2018. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2018 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 - 31, 2018	65,528	$121.93	65,528	$66,400,000
November 1 - 30, 2018(2)	436,199	$124.88	436,199	$162,000,000
December 1 - 31, 2018	—	$—	—	$162,000,000
Total	501,727		501,727

(1)

Under a stock repurchase plan announced on October 31, 2017, we were authorized to purchase (in the aggregate) up to $75.0 million of our common stock.  We announced on February 13, 2018 that the stock repurchase plan was amended to add $100.0 million of availability and extend the expiration date to February 12, 2020.  On November 20, 2018, we announced that our Board of Directors authorized a new stock repurchase plan, pursuant to which we are authorized to purchase (in the aggregate) up to $150.0 million of our common stock in open market purchases, privately negotiated transactions or by other means.  The current stock repurchase plan expires on November 19, 2020.

(2)	Includes 1,049 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Item 6.Selected Financial Data

Our selected consolidated financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, which are included elsewhere in this Form 10-K.  The selected consolidated financial data for the years ended December 31, 2018, 2017 and 2016 reflects the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”).  See Note 2 in the notes to our consolidated financial statements for a summary of adjustments as a result of the adoption of Topic 606 for the years ended December 31, 2017 and 2016.  The selected financial data for the years ended December 31, 2015 and 2014 has not been adjusted to reflect the adoption of Topic 606.

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted	2015	2014
	(dollars in thousands, except share and per share data)

Consolidated statements of income data:
Total revenues	$566,336	$433,047	$329,141	$224,653	$150,929
Operating income	$173,715	$129,710	$101,740	$34,435	$15,700
Net income	$137,065	$123,486	$70,421	$20,945	$5,663
Earnings per share, basic	$2.37	$2.13	$1.21	$0.37	$0.11
Earnings per share, diluted	$2.34	$2.10	$1.19	$0.36	$0.11
Weighted average shares outstanding:
Basic	57,711,315	57,839,155	57,550,204	56,495,170	49,784,154
Diluted	58,582,486	58,790,019	58,968,099	57,919,700	51,857,309

 *  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

	As of December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted	2015	2014
	(in thousands)

Consolidated balance sheets data:
Cash and cash equivalents	$45,718	$46,077	$60,158	$50,714	$25,144
Working capital[1]	$44,920	$43,095	$51,167	$37,330	$15,340
Property and equipment, net	$176,962	$147,705	$96,848	$58,858	$47,919
Total assets	$1,521,926	$1,550,138	$1,224,589	$876,655	$797,497
Deferred revenue	$64,651	$51,624	$39,711	$29,036	$19,337
Net long-term debt, less current portion	$32,614	$34,414	$28,711	$24,856	$26,123
Additional paid in capital	$203,680	$161,809	$120,027	$71,135	$67,937
Retained earnings	$395,590	$258,525	$135,040	$26,608	$5,663
Total stockholder's equity	$334,753	$281,247	$205,694	$98,314	$74,138

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

(1)	Working capital is defined as current assets, excluding restricted cash, less current liabilities, excluding the current portion of deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the year ended December 31, 2018.   We stored data for over 4.1 million persons employed by our clients during the year ended December 31, 2018.

Our continued growth depends on the introduction of new applications to our existing client base while targeting a high degree of client employee usage across those applications, attracting new clients through further penetration of our existing markets and geographic expansion into new markets.  During the year ended December 31, 2018, we opened new sales offices in Salt Lake City, Utah, Rochester, New York, Columbus, Ohio and San Diego, California.  The opening of these four new sales offices brings our total number of sales teams to 49 sales teams located in 26 states.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.  We also plan to relocate our Texas operations to a new, expanded facility in Grapevine, Texas, with construction scheduled to begin in the first half of 2019.  Our principal marketing efforts include email campaigns, social and digital media, search engine marketing methods, tradeshows and outbound marketing including television and print advertising.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers, blogs, podcast episodes and webinars.

During the last three years, we have developed several new applications.  We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth over the last three years.

Growth Outlook, Opportunities and Challenges

Based on our total revenues, we have grown at a 39% compound annual growth rate from January 1, 2015 through December 31, 2018.  As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  We believe our strategy of focusing on increased employee usage is key to long-term client satisfaction and client retention. Client adoption of new applications and client employee usage of both new and existing applications have been significant factors in our revenue growth, and we expect the continuation of this trajectory will depend, in part, on the introduction of applications to our existing client base that encourage and promote more employee usage. Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) continuing to leverage our salesforce productivity within markets where we currently have existing sales offices, (ii) expanding our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets, and (iii) opening sales offices in new metropolitan areas.

Our target client size range is 50 to 5,000 employees.  While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations, increased the number of applications we offer and experienced traction with larger companies.  Our solution requires no adjustment to serve larger clients. We believe larger employers represent a substantial opportunity to increase the number of potential clients and to increase our revenues per client, with limited incremental cost to us.  Because we charge our clients on a per-employee basis for certain services we provide, any increase or decrease in the number of employees at our clients will have a positive or negative impact, respectively, on our results of operations.  We expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates an increase in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters, operations facilities and additional sales office leases.

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is an example of legislation that has created demand in the HCM industry.  We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period.  While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 4% of total projected revenues for the year ending December 31, 2019.

For the years ended December 31, 2018, 2017 and 2016, our gross margins were approximately 84%, 83% and 84%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect our gross margins will remain relatively constant in future periods.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2018	2017	2016
Key performance indicators:
Clients	23,533	20,591	17,817
Clients (based on parent company grouping)	12,754	11,111	10,464
Sales teams	49	45	42
Annual revenue retention rate	92%	91%	91%

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

•

Sales Teams. We monitor our sales professionals by the number of sales teams at period end.  Each team consists of a sales manager and approximately six to eight sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe the number of sales teams is an indicator of potential revenues for future periods.

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

Recurring Revenues

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

Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients have been subject to ACA form filing requirements in the first quarter, first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements.  In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

Beginning April 1, 2016, recurring revenues also include interest earned on funds held for clients.  We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. We expect interest earned on funds held for clients will increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients.  The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates.

Implementation and Other Revenues

Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at inception and upon the addition of certain incremental applications for existing clients. These fees range from 10% to 30% of the annualized value of the transaction.  Implementation revenues are recognized as deferred revenue and amortized into income over the life of the client, which is estimated to be ten years, and other revenues are recognized upon shipment of time clocks. Implementation and other revenues comprised approximately 1.6% and 1.8% of our total revenues for the years ended December 31, 2018 and 2017, respectively.

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

Administrative Expenses

Administrative expenses consist of sales and marketing, research and development, general and administrative and depreciation and amortization. Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff (such as the amortization of commissions and bonuses and non-cash stock-based compensation expenses), marketing expenses and other related costs. Research and development expenses consist primarily of employee-related expenses (including non-cash stock-based compensation expenses) for our development staff, net of capitalized software costs for internally developed software. We expect to grow our research and development efforts as we continue to broaden our payroll and HR solution offerings and extend our technological solutions by investing in the development of new applications. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources and management information systems personnel (including non-cash stock-based compensation expenses), legal costs, professional fees and other corporate expenses. Depreciation and amortization expenses consist of (i) the amount of depreciation and amortization of property and equipment allocated to administrative expenses (based upon an estimate of assets used to support our selling, general and administrative functions) and (ii) amortization of intangible assets.

Interest Expense

Interest expense includes interest on debt related to our corporate headquarters and settlements related to an interest rate swap we entered into in connection with such debt.

Other Income, net

Other income, net includes interest earned on our own funds, any gain or loss on the sale or disposal of fixed assets, costs associated with the early repayment of debt and any unrealized gain or loss related to our interest rate swap.  Prior to April 1, 2016, other income, net also included interest earned on funds held for clients.

Provision for Income Taxes

Our consolidated financial statements include a provision for income taxes incurred for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for any operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize a valuation allowance to reduce deferred tax assets to the net amount we believe is more likely than not to be realized.

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item:

	Year Ended December 31,
	2018		2017 *As Adjusted		% change 2018 to 2017	2016 *As Adjusted		% change 2017 to 2016
	(dollars in thousands)
Revenues
Recurring	$557,255	98.4%	$425,424	98.2%	31%	$323,548	98.3%	31%
Implementation and other	9,081	1.6%	7,623	1.8%	19%	5,593	1.7%	36%
Total revenues	566,336	100.0%	433,047	100.0%	31%	329,141	100.0%	32%
Cost of revenues
Operating expenses	76,231	13.5%	62,438	14.4%	22%	48,268	14.6%	29%
Depreciation and amortization	14,532	2.5%	9,590	2.2%	52%	5,798	1.8%	65%
Total cost of revenues	90,763	16.0%	72,028	16.6%	26%	54,066	16.4%	33%
Administrative expenses
Sales and marketing	143,881	25.4%	110,846	25.6%	30%	85,361	25.9%	30%
Research and development	46,247	8.2%	30,430	7.0%	52%	20,966	6.4%	45%
General and administrative	96,605	17.1%	80,228	18.5%	20%	59,174	18.0%	36%
Depreciation and amortization	15,125	2.7%	9,805	2.3%	54%	7,834	2.4%	25%
Total administrative expenses	301,858	53.4%	231,309	53.4%	30%	173,335	52.7%	33%
Total operating expenses	392,621	69.4%	303,337	70.0%	29%	227,401	69.1%	33%
Operating income	173,715	30.6%	129,710	30.0%	34%	101,740	30.9%	27%
Interest expense	(766)	(0.1%)	(911)	(0.2%)	-16%	(1,036)	(0.3%)	(12%)
Other income, net	1,762	0.3%	(1,067)	(0.3%)	-265%	308	0.1%	(446%)
Income before income taxes	174,711	30.8%	127,732	29.5%	37%	101,012	30.7%	26%
Provision for income taxes	37,646	6.6%	4,246	1.0%	787%	30,591	9.3%	(86%)
Net income	$137,065	24.2%	$123,486	28.5%	11%	$70,421	21.4%	75%

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

Revenues

The increase in total revenues for the year ended December 31, 2018 from the year ended December 31, 2017 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and in sales offices that reached maturity in 2018, (ii) contributions from new sales offices opened in 2017 that were progressing to maturity during 2018, (iii) the sale of additional applications to our existing clients, (iv) the strong performance of our tax forms filing business and (v) higher average interest rates earned on funds held for clients.

The increase in implementation and other revenues for the year ended December 31, 2018 from the year ended December 31, 2017 was primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

The increase in total revenues for the year ended December 31, 2017 from the year ended December 31, 2016 was primarily the result of (i) the addition of new clients in mature sales offices, (ii) contributions from the six new sales offices opened in 2016 that were progressing to maturity during 2017, (iii) the sale of additional applications to our existing clients, (iv) the strong performance of our tax forms filing business and (v) growth in our clients’ employee headcounts as a result of favorable economic conditions. Nonetheless, the magnitude of the increases in revenues for the year ended December 31, 2017 was offset, in part, due to the impact of hurricanes in Texas and Florida in August and September. In particular, we experienced some disruption to our prospecting and conversion efforts in the affected areas as well as implementation delays for new clients.

The increase in implementation and other revenues for the year ended December 31, 2017 from the year ended December 31, 2016 was primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

The increase in cost of revenues of $18.7 million for the year ended December 31, 2018 from the year ended December 31, 2017 was primarily due to an $8.9 million increase in operating expenses attributable to growth in the number of operating personnel, a $4.7 million increase in shipping and automated clearing house fees related to the year-over-year increase in revenues and a $0.1 million increase in non-cash stock-based compensation expense.  Depreciation and amortization expense increased $4.9 million, or 52%, primarily due to placing our fourth headquarters building in service in June 2018, the development of additional technology and purchases of other assets.

The increase in cost of revenues of $18.0 million for the year ended December 31, 2017 from the year ended December 31, 2016 was primarily due to a $12.2 million increase in employee-related expenses, which consisted of a $10.5 million increase in expenses attributable to growth in the number of operating personnel and a $1.7 million increase in non-cash stock-based compensation expense. Additionally, shipping fees and ACH fees increased $1.1 million and $0.9 million, respectively, in connection with increased sales. Depreciation and amortization expense increased $3.8 million, or 65%, primarily due to the development of additional technology and purchases of other assets, particularly with respect to the new headquarters building that was not in service for the entire prior year period.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2018, sales and marketing expenses increased from the prior year by $33.0 million due to a $23.7 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $9.3 million increase in marketing and advertising expense, primarily due to a national advertising campaign executed in the second half of 2018.  The increase in employee-related expenses included a $2.5 million increase in non-cash stock-based compensation expense.

During the year ended December 31, 2017, sales and marketing expenses increased from the prior year by $25.5 million due to a $21.3 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $4.2 million increase in marketing and advertising expense.  The increase in employee-related expenses included a $2.0 million increase in non-cash stock-based compensation expense.

Research and development

During the year ended December 31, 2018, research and development expenses increased from the prior year due to a $15.8 million increase in employee-related expenses, including a $1.1 million increase in non-cash stock-based compensation expense.

During the year ended December 31, 2017, research and development expenses increased from the prior year due to a $9.5 million increase in employee-related expenses, including a $1.1 million increase in non-cash stock-based compensation expense.

As we continue to develop our platform and product offerings, we generally expect research and development expenses (exclusive of stock-based compensation) to continue to increase, particularly as we hire more personnel to support our growth. While we expect this trend to continue on an absolute dollar basis and as a percentage of total revenues, we also anticipate the rate of increase to decline over time as we leverage our growth and realize additional economies of scale.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(in thousands)
Capitalized portion of research and development	$22,013	$15,821	$8,817	39%	79%
Expensed portion of research and development	46,247	30,430	20,966	52%	45%
Total research and development costs	$68,260	$46,251	$29,783	48%	55%

General and administrative

During the year ended December 31, 2018, general and administrative expenses increased $16.4 million from the prior year due to an $18.4 million increase in employee-related expenses and a $1.3 million increase in accounting and legal expenses, partially offset by a $3.3 million decrease in non-cash stock-based compensation expense.

During the year ended December 31, 2017, general and administrative expenses increased $21.1 million from the prior year due to a $12.2 million increase in employee-related expenses and a $10.4 million increase in non-cash stock-based compensation expense, which were partially offset by a $1.5 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

	Year Ended December 31,			% Change
	2018	2017 *As Adjusted	2016 *As Adjusted	2018 vs 2017	2017 vs 2016
	(in thousands)
Non-cash stock-based compensation expense:
Operating expenses	$4,041	$3,950	$2,217	2%	78%
Sales and marketing	7,510	5,023	3,028	50%	66%
Research and development	3,013	1,912	836	58%	129%
General and administrative	21,847	25,162	14,715	-13%	71%
Total non-cash stock-based compensation expense	$36,411	$36,047	$20,796	1%	73%

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

During the year ended December 31, 2018, our non-cash stock-based compensation expense increased $0.4 million from the prior year primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2018, which exceeded expenses associated with the accelerated vesting of restricted stock subject to market-based vesting conditions in 2017.

During the year ended December 31, 2017, our non-cash stock-based compensation expense increased $15.3 million from the prior year primarily due to the vesting of restricted stock with market-based vesting conditions and the issuance of restricted stock with a higher grant-date fair value than shares issued in the prior year.

Depreciation and Amortization

During the years ended December 31, 2018 and 2017, depreciation and amortization expense increased from the respective comparable prior year periods primarily due to the development of additional technology and purchases of other assets, particularly with respect to the timing of new buildings and a parking garage that were placed in service in 2018 and 2017, respectively.

Interest Expense

Interest expense for the year ended December 31, 2018 decreased $0.1 million from the prior year primarily due to increased capitalized interest related to the construction of our fourth headquarters building in the first half of 2018.  Interest expense for the year ended December 31, 2017 decreased $0.1 million from the comparable prior year period primarily due to an increase in capitalized interest related to the construction of our third and fourth headquarters buildings during 2017.

Other Income, net

For the year ended December 31, 2018, other income, net increased from the prior year by $2.8 million due primarily to the increase in the fair value of our interest rate swap and the loss on early repayment of debt which occurred in 2017.  For the year ended December 31, 2017, other income, net decreased $1.4 million compared to the year ended December 31, 2016 primarily due to a $0.9 million loss on early repayment of debt and a $0.6 million unrealized loss recognized on the fair value of an interest rate swap.

Provision for Income Taxes

For the year ended December 31, 2018, income tax expense increased $33.4 million compared to the year ended December 31, 2017.  Income tax expense in 2017 was lower due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and recognition of excess tax benefits from share-based payment awards due to the vesting of various market-based stock awards during 2017.  As a result of the Tax Act, we remeasured certain deferred tax assets and liabilities based on expected future rates.  This remeasurement, as adjusted for the adoption of ASU 2014-09, resulted in a $24.9 million benefit to our provision for income taxes for the year ended December 31, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, which totaled $45.7 million and $46.1 million as of December 31, 2018 and 2017, respectively. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit. We also have the ability to borrow funds pursuant to a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically financed our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, all purchases under our stock repurchase plans were funded from available cash.

Recent Liquidity Developments

Term Credit Agreement.  On December 7, 2017, we entered into a senior secured term credit agreement (“Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank have agreed to make certain term loans to us (the “Term Loans”) from time to time during the period beginning December 7, 2017 and ending September 7, 2018 (the “Term Loan Draw Expiration Date”) in an aggregate principal amount of up to $60.0 million. On September 12, 2018, we entered into the First Amendment to the Term Credit Agreement (the “Amendment”) dated effective as of September 7, 2018, which extended the Term Loan Draw Expiration Date to March 7, 2019.  As of December 31, 2018, our indebtedness of $34.4 million consisted solely of Term Loans made under the Term Credit Agreement.

There was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of December 31, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. The adjusted LIBOR rate is equal to (i) the LIBOR rate for the applicable interest period multiplied by (ii) the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States).

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of December 31, 2018, we were in compliance with all covenants set forth in the Term Credit Agreement.

In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the years ended December 31, 2018 and 2017, we recognized a gain of $0.7 million and a loss of $0.6 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. which provides for the Facility in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. The Revolving Credit Agreement also contains financial and non-financial covenants that are substantially similar to the covenants in the Term Credit Agreement described above. The proceeds from the loans under the Facility are to be used for working capital and general business purposes.  Letters of credit are to be used to support our business operations.  As of December 31, 2018, we did not have any borrowings outstanding under the Facility. As of December 31, 2018, we were in compliance with all covenants set forth in the Revolving Credit Agreement.

Stock Repurchase Plan.  In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended the stock repurchase plan from time to time. On February 13, 2018, we announced our Board of Directors authorized the repurchase of up to an additional $100.0 million of common stock. Most recently, on November 20, 2018, we announced our Board of Directors authorized the repurchase of up to an additional $150.0 million of our common stock.  Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.

During the year ended December 31, 2018, we repurchased an aggregate of 1,108,885 shares of common stock for an aggregate cost of $125.4 million, including 186,165 shares to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock, as discussed below.  As of December 31, 2018, there was $162.0 million available for repurchases.  The stock repurchase plan will expire on November 19, 2020.

Withholding Shares to Cover Taxes.  During the year ended December 31, 2018, we withheld 186,165 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in a cash expenditure of $20.2 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by profitability, implementation revenues received but deferred, our investments in sales and marketing initiatives to drive growth, and research and development. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Although we completed construction of our fourth headquarters building in the second quarter of 2018, we are now focused on the planning and design of our new Texas operations facility in Grapevine, Texas.  Capital expenditures related to the construction of the facility are expected to begin in the first half of 2019.  For the year ending December 31, 2019, we expect capital expenditures, as a percentage of total revenues, to be consistent with capital expenditures for the year ended December 31, 2018.  Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

As part of our payroll and payroll tax filing services, we collect funds from our clients for federal, state and local employment taxes, which we remit to the appropriate tax authorities. We invest these funds in money market funds, demand deposit accounts, commercial paper and certificates of deposit from which we earn interest income during the period between their receipt and disbursement.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2018 vs 2017	2018 vs 2017	2017 vs 2016	2017 vs 2016
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$184,817	$130,149	$98,818	$54,668	42%	$31,331	32%
Investing activities	62,620	(289,895)	(204,916)	352,515	-122%	(84,979)	41%
Financing activities	(247,796)	145,665	115,542	(393,461)	-270%	30,123	26%
Change in cash and cash equivalents	$(359)	$(14,081)	$9,444	$13,722	-97%	$(23,525)	-249%

Operating Activities

Cash provided by operating activities for the year ended December 31, 2018 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the year ended December 31, 2017, our operating cash flows for the year ended December 31, 2018 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the year ended December 31, 2018 increased from the prior year period due to the impact of $417.5 million of changes in funds held for clients and a $14.3 million increase in proceeds from maturities of short-term investments from funds held for clients, partially offset by a $78.8 million increase in purchases of short-term investments from funds held for clients and a $0.5 million increase in cash used for purchases of property and equipment primarily related to the  development of additional technology and purchases of other assets.

Cash flows from investing activities for the year ended December 31, 2017 decreased from the prior year period due to the impact of $241.7 million of changes in funds held for clients, a $15.6 million increase in purchases of property and equipment and a $0.3 million decrease in proceeds from sale of property and equipment, partially offset by a $125.1 million increase in proceeds from maturities of short-term investments from funds held for clients and a $47.6 million decrease in purchases of short-term investments from funds held for clients.

Financing Activities

Cash flows from financing activities for the year ended December 31, 2018 decreased from the prior year period due to the impact of $352.4 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Financing cash flows were also impacted by a $48.3 million increase in open market repurchases of common stock and a $40.9 million decrease in proceeds from the issuance of long-term debt.  These cash flows used in financing activities were partially offset by a $34.4 million decrease in principal payments on long-term debt, a $12.6 million decrease in withholding taxes paid related to net share settlements, a $0.8 million decrease in debt extinguishment costs and a $0.3 million decrease in the payment of debt issuance costs.

Cash flows from financing activities for the year ended December 31, 2017 increased from the prior year period due to the impact of $69.4 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Financing cash flows were also impacted by the $35.9 million increase in proceeds from the issuance of long-term debt.  These cash flows provided by financing activities were partially offset by the $34.4 million increase in principal payments on long-term debt related to our previous loan agreements, a $21.3 million increase in open market repurchases of common stock, an $18.4 million increase in withholding taxes paid related to net share settlements, $0.8 million in debt extinguishment costs and a $0.3 million increase in the payment of debt issuance costs.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. We disclose our long-term debt in Note 5 and our commitments and contingencies in Note 12 in our consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2018, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period
		Less	1-3 Years	3-5 Years	More
	Total	than			than
		1 Year			5 Years

Long-term debt obligations:
Net term notes to bank due September 7, 2025	$34,613	$1,775	$3,550	$3,550	25,738
Interest on net term notes to bank due September 7, 2025	7,613	1,370	2,527	2,227	1,489
Operating lease obligations:
Facilities space	28,258	8,315	12,124	7,317	502
Total	$70,484	$11,460	$18,201	$13,094	$27,729

We plan to continue to lease additional office space to support our growth. In addition, many of our existing lease agreements provide us with the option to renew. When applicable, our future operating lease obligations include payments due during any renewal period provided for in the lease where the lease imposes a penalty for failure to renew.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our applicant tracking, candidate tracker, background check, on-boarding, e-verify and tax credit services applications. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation, labor management reports/push reporting and geofencing/geotracking. Payroll includes our payroll and tax management,

Paycom Pay, expense management, garnishment management and GL Concierge applications. Talent management includes our employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning and course content applications. HR management includes our document and task management, government and compliance, beneﬁts administration, COBRA administration, personnel action forms, surveys and enhanced ACA applications.

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

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and, for accounting recognition purposes, do not represent services transferred to the client.  However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each 30-day contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we have with clients, the standalone selling price of the client’s option to renew approximates the dollar amount of the nonrefundable upfront fee.  The nonrefundable upfront fee is typically included on the client’s first invoice, and is deferred and recognized ratably over the estimated renewal period (i.e. the ten-year estimated client life).

Revenue from the sale of time clocks is recognized when control is transferred to the client upon delivery of the product. We estimate the standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2018. For the years ended December 31, 2018, 2017 and 2016, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2018, 2017 and 2016.

Restricted Stock

We measure non-cash stock-based compensation expense based on the fair value of the award on the date of grant.  We determine the fair value of stock awards issued by using a Monte Carlo simulation model.  This model considers various subjective assumptions as inputs, and represent our best estimates, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life.  The valuation model also incorporates exercise and forfeiture assumptions based on an analysis of historical data.  Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock awards and the associated compensation expense.  Refer to Note 10 in the notes to our consolidated financial statements for further information regarding our stock-based compensation awards.

Recent Accounting Pronouncements

Refer to Note 2 in the notes to the consolidated financial statements for a full description of recent accounting pronouncements.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
	(in thousands)
Net income to adjusted EBITDA:
Net income	$137,065	$123,486	$70,421
Interest expense	766	911	1,036
Provision for income taxes	37,646	4,246	30,591
Depreciation and amortization	29,657	19,395	13,632
EBITDA	205,134	148,038	115,680
Non-cash stock-based compensation expense	36,411	36,047	20,796
Loss on early repayment of debt	—	923	—
Change in fair value of interest rate swap	(667)	649	—
Adjusted EBITDA	$240,878	$185,657	$136,476

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
	(in thousands, except share and per share amounts)
Net income to non-GAAP net income:
Net income	$137,065	$123,486	$70,421
Non-cash stock-based compensation expense	36,411	36,047	20,796
Loss on early repayment of debt	—	923	—
Change in fair value of interest rate swap	(667)	649	—
Income tax effect on non-GAAP adjustments	(16,197)	(28,795)	(14,125)
Non-GAAP net income	$156,612	$132,310	$77,092

Earnings per share, basic	$2.37	$2.13	$1.21
Earnings per share, diluted	$2.34	$2.10	$1.19
Non-GAAP net income per share, basic	$2.71	$2.29	$1.34
Non-GAAP net income per share, diluted	$2.67	$2.25	$1.31

Weighted average shares outstanding:
Basic	57,711,315	57,839,155	57,550,204
Diluted	58,582,486	58,790,019	58,968,099

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$2.37	$2.13	$1.21
Non-cash stock-based compensation expense	0.63	0.62	0.36
Loss on early repayment of debt	—	0.02	—
Change in fair value of interest rate swap	(0.01)	0.01	—
Income tax effect on non-GAAP adjustments	(0.28)	(0.49)	(0.23)
Non-GAAP net income per share, basic	$2.71	$2.29	$1.34

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$2.34	$2.10	$1.19
Non-cash stock-based compensation expense	0.62	0.61	0.35
Loss on early repayment of debt	—	0.02	—
Change in fair value of interest rate swap	(0.01)	0.01	—
Income tax effect on non-GAAP adjustments	(0.28)	(0.49)	(0.23)
Non-GAAP net income per share, diluted	$2.67	$2.25	$1.31

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 in the notes to our consolidated financial statements for a description of adjustments.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

Cash and cash equivalents totaled $45.7 million as of December 31, 2018. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of December 31, 2018, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

In December 2017, we entered into the Term Credit Agreement, pursuant to which the lenders parties thereto have agreed to make Term Loans to us in an aggregate principal amount of up to $60.0 million, which will mature on September 7, 2025.  As described elsewhere in this Form 10-K, the Term Loans bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans.

In February 2018, we entered into the Revolving Credit Agreement, which provides for a credit facility in the aggregate amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  As described elsewhere in this Form 10-K, borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of December 31, 2018, we did not have any borrowings outstanding under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2019 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 2 of the consolidated financial statements, the Company has changed its method of accounting for certain costs to obtain new contracts and costs to fulfill contracts in 2018 due to the adoption of the new revenue recognition standard and the codification of guidance on other assets and deferred costs related to contracts with customers.

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

Oklahoma City, Oklahoma

February 14, 2019

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2018	2017 *As Adjusted
Assets
Current assets:
Cash and cash equivalents	$45,718	$46,077
Accounts receivable	3,414	1,576
Prepaid expenses	7,658	4,982
Inventory	797	979
Income tax receivable	3,962	7,047
Deferred contract costs	35,286	26,403
Current assets before funds held for clients	96,835	87,064
Funds held for clients	967,787	1,089,201
Total current assets	1,064,622	1,176,265
Property and equipment, net	176,962	147,705
Deposits and other assets	2,249	1,456
Goodwill	51,889	51,889
Intangible assets, net	745	958
Long-term deferred contract costs	225,459	171,865
Total assets	$1,521,926	$1,550,138
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,288	$6,490
Accrued commissions and bonuses	10,671	9,585
Accrued payroll and vacation	10,741	7,015
Deferred revenue	8,980	6,982
Current portion of long-term debt	1,775	888
Accrued expenses and other current liabilities	22,440	19,991
Current liabilities before client funds obligation	60,895	50,951
Client funds obligation	967,787	1,089,201
Total current liabilities	1,028,682	1,140,152
Deferred income tax liabilities, net	70,206	49,129
Long-term derivative liability	—	554
Long-term deferred revenue	55,671	44,642
Net long-term debt, less current portion	32,614	34,414
Total long-term liabilities	158,491	128,739
Total liabilities	1,187,173	1,268,891
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 60,746,715 and 60,149,411 shares issued at December 31, 2018 and 2017, respectively; 57,276,992 and 57,788,573 shares outstanding at December 31, 2018 and 2017, respectively)	607	601
Additional paid in capital	203,680	161,809
Retained earnings	395,590	258,525
Treasury stock, at cost (3,469,723 and 2,360,838 shares at December 31, 2018 and 2017, respectively)	(265,124)	(139,688)
Total stockholders' equity	334,753	281,247
Total liabilities and stockholders' equity	$1,521,926	$1,550,138

 *Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Revenues
Recurring	$557,255	$425,424	$323,548
Implementation and other	9,081	7,623	5,593
Total revenues	566,336	433,047	329,141
Cost of revenues
Operating expenses	76,231	62,438	48,268
Depreciation and amortization	14,532	9,590	5,798
Total cost of revenues	90,763	72,028	54,066
Administrative expenses
Sales and marketing	143,881	110,846	85,361
Research and development	46,247	30,430	20,966
General and administrative	96,605	80,228	59,174
Depreciation and amortization	15,125	9,805	7,834
Total administrative expenses	301,858	231,309	173,335
Total operating expenses	392,621	303,337	227,401
Operating income	173,715	129,710	101,740
Interest expense	(766)	(911)	(1,036)
Other income, net	1,762	(1,067)	308
Income before income taxes	174,711	127,732	101,012
Provision for income taxes	37,646	4,246	30,591
Net income	$137,065	$123,486	$70,421

Earnings per share, basic	$2.37	$2.13	$1.21
Earnings per share, diluted	$2.34	$2.10	$1.19

Weighted average shares outstanding:
Basic	57,711,315	57,839,155	57,550,204
Diluted	58,582,486	58,790,019	58,968,099

*Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	*As Adjusted	*As Adjusted	Shares	Amount	*As Adjusted

Balances at December 31, 2015	57,119,873	$571	$71,135	$26,608	—	$—	$98,314
Cumulative-effect adjustment to Additional paid in capital and Retained earnings related to the adoption of ASU No. 2016-09 (see Note 2)	—	—	$24,575	$38,010	—	$—	$62,585
Vesting of restricted stock	1,333,410	14	(14)	—	—	—	—
Stock-based compensation	—	—	24,331		—	—	24,331
Repurchases of common stock	—	—	—	—	1,122,261	(49,958)	(49,958)
Net income	—	—	—	70,421	—	—	70,421
Balances at December 31, 2016	58,453,283	$585	$120,027	$135,039	1,122,261	$(49,958)	$205,693
Vesting of restricted stock	1,696,128	16	(16)	—	—	—	—
Stock-based compensation	—	—	41,798	—	—	—	41,798
Repurchases of common stock	—	—	—	—	1,238,577	(89,730)	(89,730)
Net income	—	—	—	123,486	—	—	123,486
Balances at December 31, 2017	60,149,411	$601	$161,809	$258,525	2,360,838	$(139,688)	$281,247
Vesting of restricted stock	597,304	6	(6)	—	—	—	—
Stock-based compensation	—	—	41,877	—	—	—	41,877
Repurchases of common stock	—	—	—	—	1,108,885	(125,436)	(125,436)
Net income	—	—	—	137,065	—	—	137,065
Balances at December 31, 2018	60,746,715	$607	$203,680	$395,590	3,469,723	$(265,124)	$334,753

*Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Cash flows from operating activities:
Net income	$137,065	$123,486	$70,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,657	19,395	13,632
Accretion of discount on available-for-sale securities	(1,112)	(451)	(135)
(Gain)/loss on disposition of property and equipment	—	21	(64)
Amortization of debt discount and debt issuance costs	32	117	124
Stock-based compensation expense	36,576	36,076	20,721
Loss on early repayment of debt	—	923	—
Cash paid for derivative settlement	(188)	(24)	—
(Gain)/loss on derivative	(479)	673	—
Deferred income taxes, net	21,077	(7,681)	15,340
Changes in operating assets and liabilities:
Accounts receivable	(1,838)	(237)	1,015
Prepaid expenses	(2,676)	(507)	(944)
Inventory	(306)	462	418
Deposits and other assets	(762)	(241)	71
Deferred contract costs	(60,730)	(48,619)	(42,019)
Accounts payable	1,079	79	(1,571)
Income taxes, net	3,085	(6,355)	6,051
Accrued commissions and bonuses	1,086	1,582	(684)
Accrued payroll and vacation	3,726	2,246	1,871
Deferred revenue	13,027	11,913	10,675
Accrued expenses and other current liabilities	6,498	(2,709)	3,896
Net cash provided by operating activities	184,817	130,149	98,818
Cash flows from investing activities:
Purchase of short-term investments from funds held for clients	(145,011)	(66,235)	(113,792)
Proceeds from maturities of short-term investments from funds held for clients	155,500	141,205	16,135
Net change in funds held for clients	112,037	(305,476)	(63,749)
Purchases of property and equipment	(59,906)	(59,389)	(43,805)
Proceeds from sale of property and equipment	—	—	295
Net cash provided by (used in) investing activities	62,620	(289,895)	(204,916)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	40,940	5,000
Repurchases of common stock	(105,188)	(56,880)	(35,561)
Withholding taxes paid related to net share settlements	(20,248)	(32,850)	(14,396)
Principal payments on long-term debt	(888)	(35,335)	(964)
Net change in client funds obligation	(121,414)	230,957	161,541
Debt extinguishment costs	—	(823)	—
Payment of debt issuance costs	(58)	(344)	(78)
Net cash provided by (used in) financing activities	(247,796)	145,665	115,542
Net change in cash and cash equivalents	(359)	(14,081)	9,444
Cash and cash equivalents
Beginning of year	46,077	60,158	50,714
End of year	$45,718	$46,077	$60,158

*Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows, continued

(in thousands)

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$708	$791	$938
Cash paid for income taxes	$13,511	$18,332	$9,323
Noncash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$1,759	$6,686	$4,651
Stock-based compensation for capitalized software	$3,722	$3,285	$1,784

*Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

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

We provide functionality and data analytics that businesses need to manage the complete employment lifecycle from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications.

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

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed in Note 2.  All amounts and disclosures set forth in this Form 10-K have been updated to comply with this new standard, as indicated by the “as adjusted” footnote in applicable tables within the notes to the consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on reported net income and did not result in any material change to operating cash flows.

Adoption of New Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This authoritative guidance includes a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also includes Accounting Standards Codification (“ASC”) 340-40, “Other Assets and Deferred Costs – Contracts with Customers” (“ASC 340-40”), which codifies the guidance on other assets and deferred costs relating to contracts with customers.  ASC 340-40 specifies the accounting for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  We adopted ASU 2014-09 on January 1, 2018, utilizing the full retrospective method of transition, which required us to recast each prior period presented and included a cumulative pre-tax adjustment of $103.4 million as of January 1, 2016. We have also updated our control framework for new internal controls and made changes to existing controls related to the new standard, including certain reconciliation controls, management review controls and contract review controls.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following table presents a recast of selected consolidated statement of income line items after giving effect to the adoption of ASU 2014-09:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As previously reported	Adjustments	As Adjusted	As previously reported	Adjustments	As Adjusted
	(in thousands, except per share amounts)
Administrative expenses
Sales and marketing	$150,512	$(39,666)	$110,846	$119,258	$(33,897)	$85,361
General and administrative	$91,647	$(11,419)	$80,228	$69,046	$(9,872)	$59,174
Operating income	$78,625	$51,085	$129,710	$57,971	$43,769	$101,740
Provision for income taxes	$9,840	$(5,594)	$4,246	$13,403	$17,188	$30,591
Net income	$66,807	$56,679	$123,486	$43,840	$26,581	$70,421
Earnings per share, basic	$1.15	$0.98	$2.13	$0.76	$0.45	$1.21
Earnings per share, diluted	$1.13	$0.97	$2.10	$0.74	$0.45	$1.19

The following table presents a recast of selected consolidated balance sheet line items after giving effect to the adoption of ASU 2014-09:

	December 31, 2017
	As previously reported	Adjustments	As Adjusted
	(in thousands)
Assets
Deferred contract costs	$—	$26,403	$26,403
Deferred income tax assets, net	$3,294	$(3,294)	$—
Long-term deferred contract costs	$—	$171,865	$171,865
Liabilities and Stockholders' Equity
Deferred income tax liabilities, net	$—	$49,129	$49,129
Additional paid in capital	$137,234	$24,575	$161,809
Retained earnings	$137,255	$121,270	$258,525
Total stockholders' equity	$135,402	$145,845	$281,247

The following table presents a recast of selected consolidated statement of cash flows line items after giving effect to the adoption of ASU 2014-09:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As previously reported	Adjustments	As Adjusted	As previously reported	Adjustments	As Adjusted
	(in thousands)
Cash flows from operating activities
Net income	$66,807	$56,679	$123,486	$43,840	$26,581	$70,421
Stock-based compensation expense	38,542	(2,466)	36,076	22,471	(1,750)	20,721
Deferred income taxes, net	(2,087)	(5,594)	(7,681)	(1,848)	17,188	15,340
Deferred contract costs	—	(48,619)	(48,619)	—	(42,019)	(42,019)
Net cash provided by operating activities	$130,149	$—	$130,149	$98,818	$—	$98,818

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include income taxes, loss contingencies, the useful life of property and equipment and intangible assets, the life of our client relationships, the fair value of our stock-based awards and the fair value of our financial instruments, intangible assets and goodwill. These estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances.  Actual results could materially differ from these estimates.

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

Accounts Receivable

We generally collect revenues from our clients through an automatic deduction from the clients’ bank accounts at the time payroll processing occurs. Accounts receivable on our consolidated balance sheets consists primarily of revenue fees related to the last business day of the year, which are collected on the following business day. As accounts receivable are collected via automatic deduction on the following business day, the Company has not recognized an allowance for doubtful accounts.

Inventory

Our inventory consists of two types of time clocks, and related clock attachments, sold to clients as part of our time and attendance services.  Inventory is stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) cost method.

Time clocks are purchased as finished goods from a third party and as such we do not have any inventory classified as raw materials or work in process inventory. Rental clocks are issued to clients under month-to-month operating leases and are classified as property and equipment. The Company’s inventory obsolescence reserve was $0 as of December 31, 2018, 2017 and 2016, respectively.

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

We capitalize interest costs incurred related to construction in progress. For the years ended December 31, 2018, 2017 and 2016, we incurred interest costs of $1.6 million, $1.7 million and $1.3 million, respectively. For the years ended December 31, 2018, 2017 and 2016, interest costs of $0.8 million, $0.8 million and $0.4 million, respectively, were capitalized.

Internal Use Software

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The total capitalized payroll costs related to internal use computer software projects was $22.0 million and $15.8 million during the years ended December 31, 2018 and 2017, respectively, are included in property and equipment. Amortization expense of capitalized software costs were $12.5 million, $7.0 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Derivatives

In December 2017, we entered into a floating-to-fixed rate swap agreement to limit the exposure to interest rate risk related to our debt.  Our interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  We do not hold derivative instruments for trading or speculative purposes.  The Company has not elected to designate the interest rate swap as a hedge.  Changes in the fair value of the derivative are recognized in our consolidated statements of income.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but is instead tested for impairment annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recognized. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date and determined there was no impairment as of June 30, 2018. For the years ended December 31, 2018, 2017 and 2016, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the years ended December 31, 2018, 2017 and 2016.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of December 31, 2018 and 2017, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item on the balance sheet.  These available-for-sale securities are recorded on the balance sheet at fair value, which approximates the amortized cost of the securities.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  On February 13, 2018, we announced that our Board of Directors authorized the repurchase of up to an additional $100.0 million of common stock.  Most recently, on November 20, 2018, we announced that our Board of Directors authorized the repurchase of up to an additional $150.0 million of our common stock.  As of December 31, 2018, there was $162.0 million available for repurchases.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2018, we repurchased an aggregate of 1,108,885 shares of our common stock at an average cost of $113.12 per share, including 186,165 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.  During the year ended December 31, 2017, we repurchased an aggregate of 1,238,577 shares of our common stock at an average cost of $72.45 per share, including 464,302 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales tax and other applicable taxes are excluded from revenues. The following table disaggregates revenue by recurring and implementation and other revenues, which represent the major categories of revenues:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues
Recurring	$557,255	$425,424	$323,548
Implementation and other	9,081	7,623	5,593
Total revenues	$566,336	$433,047	$329,141

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

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client.  However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

end of each 30-day contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we have with clients, the standalone selling price of the client’s option to renew the contract approximates the dollar amount of the nonrefundable upfront fee.  The nonrefundable upfront fee is typically included on the client’s first invoice, and is deferred and recognized ratably over the estimated renewal period (i.e. the ten-year estimated client life).

Revenues from the sale of time clocks are recognized when control is transferred to the client upon delivery of the product. We estimate the standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing. We have elected to apply the practical expedient not to disclose the value of unsatisfied performance obligations for contracts that are less than one year in length. For these contracts, we determined that the core, non-material right, performance obligations are generally satisfied in full by the end of each reporting period as most of our contracts with clients start at the beginning of a calendar month.  However, this expedient cannot be applied to initial 30-day contracts with a client that also contain an implied performance obligation in the form of a material right as the material right performance obligation is being recognized over the expected client life which exceeds one year.  For the material right performance obligation, as discussed above, we defer the amounts allocated and recognize them ratably over the estimated client life of ten years.  Finally, we have also elected to apply the transition expedient that allows for all reporting periods presented before the date of initial application to exclude disclosure of the amounts of transaction price allocated to the remaining unsatisfied performance obligations.  Accordingly, the table below is only for the year ended December 31, 2018.

Changes in deferred revenue related to material right performance obligations were as follows:

Year Ended
December 31, 2018
(in thousands)
Balance, beginning of period	$51,624
Deferral of revenue	20,925
Recognition of unearned revenue	(7,898)
Balance, end of period	$64,651

We expect to recognize $9.0 million of deferred revenue related to material right performance obligations in 2019 and 2020, and $46.7 million of such deferred revenue thereafter.

Assets Recognized from the Costs to Obtain and Costs to Fulfill Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year. We have determined that certain selling and commission costs meet the capitalization criteria under ASC 340-40, which prior to the adoption of ASU 2014-09 were expensed as incurred. We also recognize an asset for the costs to fulfill a contract with a client if such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined that substantially all costs related to implementation activities are administrative in nature and also meet the capitalization criteria under ASC 340-40.  These capitalized costs to fulfill principally relate to upfront direct costs that are expected to be recovered through margin and that enhance our ability to satisfy future performance obligations.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following table presents the asset balance and related amortization expense for these contract costs:

	As of and for the Year Ended December 31, 2018
	Beginning	Capitalization	Amortization	Ending
	Balance	of Costs		Balance
	(in thousands)
Costs to obtain a contract	$126,207	$51,858	$(19,076)	$158,989
Costs to fulfill a contract	$72,061	$41,224	$(11,529)	$101,756

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2018, 2017 and 2016 were $16.8 million, $7.9 million and $4.9 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are recognized on a net basis, and therefore, excluded from revenues. For the years ended December 31, 2018, 2017 and 2016, sales taxes collected and remitted were $6.5 million, $5.0 million and $4.3 million, respectively.

Employee Stock-Based Compensation

Time-based stock compensation awards to employees are recognized on a pro-rata basis over the applicable vesting period as compensation costs in the consolidated statements of income based on their fair values measured as of the date of grant.  Market-based stock compensation awards to employees are recognized on a pro-rata basis over the applicable estimated vesting period as compensation costs in the consolidated statements of income based on their fair value as of the date of the grant unless vesting occurs sooner at which time the remaining respective unrecognized compensation cost is recognized.

Employee Stock Purchase Plan

An award issued under the Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) is classified as a share-based liability and recognized at the fair value of the award.  Expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Income Taxes

Our consolidated financial statements include a provision for income taxes incurred for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We file income tax returns in the United States and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that do not meet this threshold. Our policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. We have one open income tax examination as of December 31, 2018 with the state of Virginia. However, we do not expect the result of the examination to impact income tax expense.  We file income tax returns with the United States federal government and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The purpose of this new guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet as well as providing additional disclosure requirements related to leasing arrangements. The new guidance is effective for us beginning January 1, 2019, which we plan to adopt using the modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11.  Under this adoption method, we will not restate comparative prior periods and we will carry forward the assessment of whether our contracts are or contain leases, the classification of our leases and the remaining lease terms.  Based on our current portfolio of leases, approximately $21.6 million of lease assets and liabilities will be recognized on our balance sheet upon adoption, primarily relating to operating leases for real estate.  Under the transition relief guidance, we have elected the lease vs. non-lease components practical expedient relating to the asset class of real estate, the short-term lease exemption practical expedient and the package of practical expedients.  The Company has determined that it will not elect the practical expedient related to hindsight.  In connection with the adoption of this standard, the Company is updating its control framework for any new internal controls related to leases that will be required, as well as any changes to existing controls, effective with the January 1, 2019 adoption.

3.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	December 31,
	2018	2017
	(in thousands)
Property and equipment
Buildings	$101,421	$60,441
Software and capitalized software costs	66,634	41,996
Computer equipment	39,492	27,928
Rental clocks	16,950	13,131
Furniture, fixtures and equipment	16,474	7,528
Leasehold improvements	1,274	767
Vehicles	74	—
	242,319	151,791
Less: accumulated depreciation and amortization	(82,969)	(53,525)
	159,350	98,266
Construction in progress	8,589	40,446
Land	9,023	8,993
Property and equipment, net	$176,962	$147,705

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the years ended December 31, 2018 and 2017, we capitalized $22.0 million and $15.8 million, respectively, of computer software development costs related to software developed for internal use.

Included in the construction in progress balance at December 31, 2018 and 2017 is $0.1 and $2.0 million in retainage, respectively.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

We capitalize interest incurred for indebtedness related to construction in progress.  For the years ended December 31, 2018, 2017 and 2016, we incurred costs of $1.6 million, $1.7 million and $1.3 million, respectively.  For the years ended December 31, 2018, 2017 and 2016, interest cost of $0.8 million, $0.8 million and $0.4 million, respectively, was capitalized.

Depreciation and amortization expense for property and equipment, net was $29.4 million, $18.5 million and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of acquired cost over our net tangible and identified intangible assets.  As of both December 31, 2018 and 2017, goodwill totaled $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of either June 30, 2018 or 2017.  As of December 31, 2018 and 2017, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The components of intangible assets are as follows:

	December 31, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)	(dollars in thousands)
Intangibles:
Trade name	3.5	$3,194	$(2,449)	$745
Total		$3,194	$(2,449)	$745

	December 31, 2017
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)	(dollars in thousands)
Intangibles:
Trade name	4.5	$3,194	$(2,236)	$958
Total		$3,194	$(2,236)	$958

Amortization of intangible assets the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.9 million and $1.6 million, respectively.

Estimated amortization expense for our existing intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amortization
2019	$213
2020	213
2021	213
2022	106
Total	$745

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

5.	LONG-TERM DEBT

Our long-term debt consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Net term note to bank due September 7, 2025	$34,389	$35,302
Total long-term debt (including current portion)	34,389	35,302
Less: Current portion	(1,775)	(888)
Total long-term debt, net	$32,614	$34,414

On December 7, 2017, we entered into a senior secured term credit agreement (the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank N.A., Bank of America, N.A. and Kirkpatrick Bank have agreed to make certain term loans to us (the “Term Loans”) in an aggregate principal amount of $60.0 million on or prior to September 7, 2018 (the “Term Loan Draw Expiration Date”). On September 12, 2018, we entered into the First Amendment to the Term Credit Agreement dated effective as of September 7, 2018, which extended the Term Loan Draw Expiration Date to March 7, 2019.  As of December 31, 2018, our indebtedness of $34.6 million consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million and $0.2 million as of December 31, 2018 and 2017, respectively, are presented as a direct deduction from the carrying amount of the debt liability.

After giving effect to the Term Loans made on December 7, 2017, there was $24.5 million of borrowing capacity remaining under the Term Credit Agreement as of December 31, 2018.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  Term Loans made after December 7, 2017 may be used to finance hard and soft costs related to the completion of construction of our fourth headquarters building and any landscaping, groundwork, parking lots and roads reasonably incidental thereto. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of December 31, 2018, we were in compliance with these covenants.

On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million, which may be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility is scheduled to mature on February 12, 2020. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of December 31, 2018, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.  As of December 31, 2018, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of December 31, 2018 and 2017, the carrying value of our total long-term debt approximated its fair value as of such date.  The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	$1,775
2020	1,775
2021	1,775
2022	1,775
2023	1,775
Thereafter	25,738
Total	$34,613

6.	DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the Term Loans.  We do not hold derivative instruments for trading or speculative purposes.  The interest rate swap agreement effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  See Note 7, “Fair Value of Financial Instruments”.  We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in our consolidated statements of income within Other income, net.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the years ended December 31, 2018 and 2017, we recognized a gain of $0.7 million and loss of $0.6 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client fund obligation approximates fair value because of the short-term nature of the instruments.  See Note 5 for discussion of the fair value of our debt.

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with a maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recorded on the balance sheet at fair value, which approximates the amortized cost of the securities.  As of December 31, 2018 and 2017, all available-for-sale securities and certificates of deposit were due in one year or less.

As discussed in Note 6, during the year ended December 31, 2017, we entered into an interest rate swap.  The interest rate swap is measured on a recurring basis based on quoted prices for similar financial instruments and other observable inputs recognized at fair value.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Commercial paper	$—	$21,041	$—	$21,041
Certificates of deposit	$—	$6,000	$—	$6,000
Interest rate swap	$—	$17	$—	$17

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Commercial paper	$—	$14,918	$—	$14,918
Certificates of deposit	$—	$21,500	$—	$21,500
Liabilities:
Interest rate swap	$—	$649	$—	$649

8.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 and have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $5.3 million, $4.1 and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares the Company purchases in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  During the years ended December 31, 2018, 2017 and 2016, eligible employees purchased 59,041, 76,728 and 110,658 shares, respectively, of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $1.3 million, $0.8 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

9.	EARNINGS PER SHARE

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Numerator:
Net income	$137,065	$123,486	$70,421
Less: income allocable to participating securities	(159)	(315)	(535)
Income allocable to common shares	$136,906	$123,171	$69,886
Add back: undistributed earnings allocable to participating securities	159	315	535
Less: undistributed earnings reallocated to participating securities	(156)	(310)	(535)
Numerator for diluted earnings per share	$136,909	$123,176	$69,886
Denominator:
Basic weighted average shares outstanding	57,711,315	57,839,155	57,550,204
Dilutive effect of unvested restricted stock	871,171	950,864	1,417,895
Diluted weighted average shares outstanding	58,582,486	58,790,019	58,968,099
Earnings per share:
Basic	$2.37	$2.13	$1.21
Diluted	$2.34	$2.10	$1.19

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

10.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

We have historically issued shares of restricted stock under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that are subject to either time-based vesting conditions or market-based vesting conditions.  The market-based vesting conditions are based on the Company’s total enterprise value (“TEV”) exceeding certain specified thresholds.  Compensation expense related to the issuance of shares with time-based vesting conditions (“Time-Based Shares”) is measured based on the fair value of the award on the grant date and recognized over the requisite service period on a straight-line basis.  Compensation expense related to the issuance of shares with market-based vesting conditions (“Market-Based Shares”) is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting condition will be met.

The following table presents a summary of the grant-date fair values of restricted stock granted during the years ended December 31, 2018, 2017 and 2016 and the related assumptions:

	Year Ended December 31,
	2018	2017	2016
Grant-date fair value of restricted stock	$81.14 - $122.83	$46.78 - $60.67	$23.15 - $49.34
Risk-free interest rate	2.54%	1.85%	1.28% - 1.36%
Estimated volatility	25.0%	23.0%	21.0% - 23.0%
Expected life (in years)	2.0	2.3	2.7

The following table summarizes restricted stock awards activity for the year ended December 31, 2018:

	Time-Based Shares		Market-Based Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2017	888,680	$42.17	—	$—
Granted	337,050	99.76	284,118	82.84
Vested	(314,224)	34.14	(283,080)	82.84
Forfeited	(105,037)	56.26	(1,038)	82.64
Unvested shares of restricted stock outstanding at December 31, 2018	806,469	$67.54	—	$—

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2018, we issued an aggregate of 621,168 shares of restricted stock to our executive officers, certain non-executive employees and non-employee directors under the LTIP, consisting of 284,118 Market-Based Shares and 337,050 Time-Based Shares. The Market-Based Shares were scheduled to vest 50% on the first date that the Company’s TEV (calculated as defined in the applicable restricted stock award agreement) equaled or exceeded $5.9 billion and 50% on the first date that the Company’s TEV equaled or exceeded $6.2 billion, in each case provided that (i) such date occurred on or before the sixth anniversary of the grant date and (ii) the recipient was employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. As shown in the table below, all Market-Based Shares issued on January 26, 2018 vested during the year ended December 31, 2018.

The following table summarizes vesting activity for Market-Based Shares during the year ended December 31, 2018, the associated compensation cost recognized in connection with the vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $5.9 billion)	March 14, 2018	141,599	$9.7 million	54,000
Market-based (TEV = $6.2 billion)	March 23, 2018	141,481	$10.1 million	54,909

1 All shares withheld to satisfy tax withholding obligations are held as treasury stock.

The vesting conditions for Time-Based Shares issued in 2018 vary based on the category of the recipient.  The Time-Based Shares issued to executive officers and non-executive sales employees in 2018 will vest in three equal annual tranches beginning on a specified initial vesting date and thereafter on the first and second anniversaries of such date, provided that the executive officer or non-executive sales employee is employed by, or providing services to, the Company on the applicable vesting date.  Time-Based Shares issued to certain non-executive, non-sales employees during 2018 will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date. Time-based shares issued to non-employee members of our Board of Directors will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

Our total compensation expense related to restricted stock was $36.4 million, $36.0 million and $20.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  There was $41.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of December 31, 2018.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years as of December 31, 2018.

We capitalized stock-based compensation costs related to software developed for internal use of $3.7 million, $3.3 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents non-cash stock-based compensation expense resulting from restricted stock awards, which is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
	(in thousands)
Operating expense	$4,041	$3,950	$2,217
Sales and marketing	7,510	5,023	3,028
Research and development	3,013	1,912	836
General and administrative	21,847	25,162	14,715
Total non-cash stock-based compensation expense	$36,411	$36,047	$20,796

11.	RELATED-PARTY TRANSACTIONS

Our Chief Sales Officer owned a .01% general partnership interest and a 10.49% limited partnership interest in 417 Oakbend, LP, a Texas limited partnership, until April 2016.  For the period under his ownership during 2016, we paid rent on our Dallas office space to 417 Oakbend, LP in the amount of $0.1 million.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

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

Operating Leases and Deferred Rent

Our leases primarily consist of several noncancellable operating leases for office space with contractual terms expiring from 2019 to 2024. Minimum rent expenses are recognized over the lease term. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on the Company in an amount that a renewal appears, at the inception of the lease, to be reasonably assured. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amount payable under the lease as a liability. We had $1.4 million and $1.3 million as of December 31, 2018 and 2017, respectively, recognized as a liability for deferred rent.

Future annual minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$8,315
2020	6,900
2021	5,224
2022	4,478
2023	2,839
Thereafter	502
Total minimum lease payments	$28,258

Rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $7.6 million, $6.1 million and $5.6 million, respectively.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

13.	INCOME TAXES

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
	(in thousands)
Provision for current income taxes
Federal	$12,414	$10,136	$12,207
State	4,155	1,791	3,044
Total provision for current income taxes	16,569	11,927	15,251
Provision (benefit) for deferred income taxes, net
Federal	14,365	(3,865)	12,708
State	6,712	(3,816)	2,632
Total benefit for deferred income taxes, net	21,077	(7,681)	15,340
Total provision for income taxes	$37,646	$4,246	$30,591

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Federal statutory tax rate	21%	35%	35%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	6%	4%	4%
Nondeductible expenses	1%	0%	0%
Research credit, Federal benefit	(2%)	(2%)	(1%)
Section 199 - Qualified production activities	0%	(1%)	(1%)
Stock-based compensation	(4%)	(13%)	(7%)
Remeasurement of deferred tax liabilities	0%	(20%)	0%
Effective income tax rate	22%	3%	30%

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Our effective income tax rate was 22% and 3% for the years ended December 31, 2018 and 2017, respectively.  The lower effective income tax rate for the year ended December 31, 2017 primarily resulted from the remeasurement of our deferred tax balance due to the Tax Act and the reduction in the excess tax benefits recognized related to stock-based compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017 *As Adjusted
	(in thousands)
Deferred income tax assets (liabilities):
Stock-based compensation	$1,529	$945
Investment in Paycom Payroll Holdings, LLC	(73,020)	(51,821)
Net operating losses	935	1,677
Federal tax credits	350	70
Noncurrent deferred income tax liabilities, net	$(70,206)	$(49,129)

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

At December 31, 2018, we had net operating loss carryforwards for state income tax purposes of approximately $0.9 million which are available to offset future state taxable income that begin expiring in 2030.

At December 31, 2018 and 2017, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

14.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth selected quarterly statements of income data for the periods indicated (in thousands, except share and per share amounts):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Revenues	$153,916	$128,800	$133,288	$150,332
Operating income	$51,020	$43,037	$36,245	$43,413
Net income	$41,160	$35,722	$28,769	$31,414
Earnings per share, basic	$0.71	$0.62	$0.50	$0.55
Earnings per share, diluted	$0.70	$0.61	$0.49	$0.54
Weighted average shares outstanding:
Basic	57,793,023	57,837,312	57,726,790	57,491,280
Diluted	58,738,732	58,720,785	58,545,061	58,238,231

	Quarter Ended
	March 31, 2017 *As Adjusted	June 30, 2017 *As Adjusted	September 30, 2017 *As Adjusted	December 31, 2017 *As Adjusted

Revenues	$119,508	$98,227	$101,287	$114,025
Operating income	$52,510	$18,792	$22,007	$36,401
Net income	$33,694	$20,016	$20,910	$48,866
Earnings per share, basic	$0.58	$0.34	$0.36	$0.84
Earnings per share, diluted	$0.57	$0.34	$0.35	$0.83
Weighted average shares outstanding:
Basic	57,307,187	57,898,914	58,003,222	58,100,141
Diluted	58,525,980	58,816,442	58,873,502	58,850,271

*  Prior year amounts have been recast to reflect the adoption of ASU 2014-09.  See Note 2 for description of adjustments.

15.	SUBSEQUENT EVENTS

On January 17, 2019, we issued an aggregate of 512,069 restricted shares of common stock to our executive officers, certain non-executive, non-sales employees and non-executive sales management employees under the LTIP, consisting of 280,960 Market-Based Shares and 231,109 Time-Based Shares. Market-Based Shares will vest 50% on the first date that the Company’s TEV (calculated as defined in the applicable restricted stock award agreement) equals or exceeds $8.65 billion and 50% on the first date that the Company’s TEV equals or exceeds $9.35 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Time-Based Shares granted to non-executive employees will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. Time-Based Shares granted to executive officers and sales management employees will vest in three equal annual tranches beginning on a specified initial vesting date and thereafter on the first and second anniversaries of such date, provided that the executive officer or sales management employee is employed by, or providing services to, the Company on the applicable vesting date.  On February 13, 2019, the Company recognized $14.9 million of compensation cost in connection with the vesting of 140,218 of the Market-Based Shares issued on January 17, 2019.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included below.

Changes in Internal Control Over Financial Reporting

In connection with the Company’s adoption of ASU No. 2016-02, “Leases (Topic 842),” the Company is updating its control framework for any new internal controls related to lease liabilities that will be required, as well as any changes to existing controls, effective with the January 1, 2019 adoption.

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

As previously disclosed, the Company maintains the Paycom Software, Inc. Annual Incentive Plan (the “Annual Incentive Plan”), pursuant to which the Company may grant incentive compensation to certain employees designated by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Awards under the Annual Incentive Plan are made based upon the achievement of performance goals (consisting of individual performance goals, business unit performance goals or Company performance goals) relating to one or more performance criteria listed in the Annual Incentive Plan, including revenues, earnings per share, and adjusted EBITDA, among others.  On February 13, 2019, the Compensation Committee approved an amendment to the Annual Incentive Plan (the “Incentive Plan Amendment”) to add the metric “annual revenue retention rate” to the list of performance criteria, such that future awards under the Annual Incentive Plan may be made subject to the attainment of performance goals relating to annual revenue retention rate.  The foregoing description of the Incentive Plan Amendment is qualified in its entirety by reference to the full text of the Incentive Plan Amendment, which is filed as Exhibit 10.6.1 to this Form 10-K and is incorporated herein by reference.

Independent Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 14, 2019 expressed an unqualified opinion on those financial statements.

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

February 14, 2019

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

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income, Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows, Years Ended December 31, 2018, 2017 and 2016

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

10.2.2+

Form of Time and Market-Based Vesting Restricted Stock Award Agreement (CEO) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2017, filed with the SEC on April 27, 2017).

10.2.3+

Form of Time and Market-Based Vesting Restricted Stock Award Agreement (Executive) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017, filed with the SEC on April 27, 2017).

10.2.4+

Form of Time and Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, dated January 15, 2019, filed with the SEC on January 15, 2019).

10.2.5+

Form of Time-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, dated January 15, 2019, filed with the SEC on January 15, 2019).

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

10.6+	Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.6.1+*	First Amendment to Paycom Software, Inc. Annual Incentive Plan.

10.7	Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.8

Term Credit Agreement, dated December 7, 2017, by and among Paycom Payroll, LLC as the borrower, Paycom Software, Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018).

10.8.1

First Amendment to Credit Agreement and Loan Parties’ Consent, dated effective as of September 7, 2018, by and among Paycom Payroll, LLC as the borrower, Paycom Software, Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 1, 2018).

10.9

Real Estate Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated December 7, 2017, by Paycom Payroll, LLC in favor of JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K for the year ended December 31, 2017, filed with the

SEC on February 14, 2018).

10.10

Senior Secured Revolving Credit Agreement, dated February 12, 2018, by and among Paycom Payroll, LLC as the borrower, Paycom Software Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and JP Morgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 5, 2018).

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

Date: February 14, 2019

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 14, 2019

/s/ Chad Richison
Chad Richison
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Jason D. Clark
Jason D. Clark Director

/s/ Henry C. Duques
Henry C. Duques Director

/s/ Janet Haugen
Janet Haugen Director

/s/ Robert J. Levenson
Robert J. Levenson Director

/s/ Frederick C. Peters II
Frederick C. Peters II Director

/s/ J.C. Watts, Jr.
J.C. Watts, Jr. Director