Form 10-Q
period 2019-03-31
Paycom Software, Inc.
filed 2019-05-02
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(405) 722-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	PAYC	New York Stock Exchange

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

As of April 25, 2019, there were 58,507,395 shares of common stock, par value of $0.01 per share, outstanding, including 996,755 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,307	$45,718
Accounts receivable	3,835	3,414
Prepaid expenses	9,156	7,658
Inventory	910	797
Income tax receivable	—	3,962
Deferred contract costs	38,811	35,286
Current assets before funds held for clients	144,019	96,835
Funds held for clients	1,405,465	967,787
Total current assets	1,549,484	1,064,622
Property and equipment, net	187,511	176,962
Goodwill	51,889	51,889
Long-term deferred contract costs	247,135	225,459
Other assets	26,809	2,994
Total assets	$2,062,828	$1,521,926
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,081	$6,288
Income tax payable	3,526	—
Accrued commissions and bonuses	4,553	10,671
Accrued payroll and vacation	14,506	10,741
Deferred revenue	9,672	8,980
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	40,132	22,440
Current liabilities before client funds obligation	78,245	60,895
Client funds obligation	1,405,465	967,787
Total current liabilities	1,483,710	1,028,682
Deferred income tax liabilities, net	73,928	70,206
Long-term deferred revenue	57,839	55,671
Net long-term debt, less current portion	32,179	32,614
Other long-term liabilities	16,619	—
Total long-term liabilities	180,565	158,491
Total liabilities	1,664,275	1,187,173
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 61,027,123 and 60,746,715 shares issued at March 31, 2019 and December 31, 2018, respectively; 57,447,346 and 57,276,992 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	609	607
Additional paid-in capital	239,865	203,680
Retained earnings	442,872	395,590
Treasury stock, at cost (3,579,777 and 3,469,723 shares at March 31, 2019 and December 31, 2018, respectively)	(284,793)	(265,124)
Total stockholders' equity	398,553	334,753
Total liabilities and stockholders' equity	$2,062,828	$1,521,926

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Recurring	$196,864	$151,885
Implementation and other	3,079	2,031
Total revenues	199,943	153,916
Cost of revenues
Operating expenses	24,776	20,568
Depreciation and amortization	4,542	3,037
Total cost of revenues	29,318	23,605
Administrative expenses
Sales and marketing	39,645	32,352
Research and development	18,489	11,250
General and administrative	45,198	32,657
Depreciation and amortization	4,805	3,032
Total administrative expenses	108,137	79,291
Total operating expenses	137,455	102,896
Operating income	62,488	51,020
Interest expense	(276)	—
Other income, net	(100)	1,030
Income before income taxes	62,112	52,050
Provision for income taxes	14,830	10,890
Net income	$47,282	$41,160
Earnings per share, basic	$0.82	$0.71
Earnings per share, diluted	$0.81	$0.70
Weighted average shares outstanding:
Basic	57,357,490	57,793,023
Diluted	58,316,154	58,738,732

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2017	60,149,411	$601	$161,809	$258,525	2,360,838	$(139,688)	$281,247
Vesting of restricted stock	297,291	3	(3)	—	—	—	—
Stock-based compensation	—	—	27,496	—	—	—	27,496
Repurchases of common stock	—	—	—	—	169,146	(16,870)	(16,870)
Net income	—	—	—	41,160	—	—	41,160
Balances at March 31, 2018	60,446,702	$604	$189,302	$299,685	2,529,984	$(156,558)	$333,033

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2018	60,746,715	$607	$203,680	$395,590	3,469,723	$(265,124)	$334,753
Vesting of restricted stock	280,408	2	(2)	—	—	—	—
Stock-based compensation	—	—	36,187	—	—	—	36,187
Repurchases of common stock	—	—	—	—	110,054	(19,669)	(19,669)
Net income	—	—	—	47,282	—	—	47,282
Balances at March 31, 2019	61,027,123	$609	$239,865	$442,872	3,579,777	$(284,793)	$398,553

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$47,282	$41,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,347	6,069
Accretion of discounts on available-for-sale securities	(165)	(177)
Amortization of debt issuance costs	9	6
Stock-based compensation expense	31,071	23,222
Cash paid for derivative settlement	(1)	(79)
(Gain)/loss on derivative	540	(738)
Deferred income taxes, net	3,722	4,272
Changes in operating assets and liabilities:
Accounts receivable	(421)	(774)
Prepaid expenses	(1,498)	(2,019)
Inventory	(11)	(193)
Other assets	(702)	(565)
Deferred contract costs	(23,414)	(17,712)
Accounts payable	(1,251)	(710)
Income taxes, net	7,488	4,013
Accrued commissions and bonuses	(6,118)	(6,980)
Accrued payroll and vacation	3,765	4,307
Deferred revenue	2,860	2,153
Accrued expenses and other current liabilities	7,923	2,232
Net cash provided by operating activities	80,426	57,487
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(16,800)	(67,632)
Proceeds from maturities of short-term investments from funds held for clients	14,500	22,500
Net change in funds held for clients	(435,213)	39,350
Purchases of property and equipment	(14,889)	(18,708)
Net cash used in investing activities	(452,402)	(24,490)
Cash flows from financing activities
Repurchases of common stock	—	(4,999)
Withholding taxes paid related to net share settlement	(19,669)	(11,871)
Payments on long-term debt	(444)	—
Net change in client funds obligation	437,678	5,959
Payment of debt issuance costs	—	(42)
Net cash provided by (used in) financing activities	417,565	(10,953)
Increase in cash and cash equivalents	45,589	22,044
Cash and cash equivalents
Beginning of period	45,718	46,077
End of period	$91,307	$68,121

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

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements for the year ended December 31, 2018, included in the Form 10-K.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of March 31, 2019 and December 31, 2018, our consolidated statements of income for the three months ended March 31, 2019 and 2018, our consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and our consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on February 14, 2019 (the “Form 10-K”).  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on reported net income and did not result in any material change to operating cash flows.  In addition to these adjustments, in the consolidated balance sheets, we combined the line items “Intangible assets, net” and “Other assets” in the prior period in order to conform to the current period presentation.

Recently Adopted New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).”  The purpose of this new guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities in the consolidated balance sheets as well as providing additional disclosure requirements related to leasing arrangements. The new guidance was effective for us beginning January 1, 2019, which we adopted using a modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11.  Under this adoption method, we have not restated comparative prior periods and have carried forward the assessment of whether our contracts are or contain leases, the classification of our leases and the remaining lease terms.  Based on our portfolio of leases at January 1, 2019, $21.6 million of lease assets and liabilities were recognized in our consolidated balance sheets, which related to operating leases for real estate.  Under the transition relief guidance, we have elected the lease vs. non-lease components practical expedient relating to the asset class of real estate, the short-term lease exemption practical expedient and the package of practical expedients.  In connection with the adoption of this standard, we updated our control framework and implemented changes to existing controls to account for leases.  See “Note 6. Leases” for additional information.

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

Seasonality

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  As payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recognized in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date.  As of March 31, 2019 and December 31, 2018, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.   Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  On February 13, 2018, we announced that our Board of Directors authorized the repurchase of up to an additional $100.0 million of common stock.  Most recently, on November 20, 2018, we announced that our Board of Directors authorized the repurchase of up to an additional $150.0 million of our common stock.  As of March 31, 2019, there was $142.3 million available for repurchases.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on November 19, 2020.

During the three months ended March 31, 2019, we repurchased an aggregate of 110,054 shares of our common stock at an average cost of $178.72 per share to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Recently Issued Accounting Pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements, and does not believe any of these pronouncements will have a material impact to the Company.

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

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client.  However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each 30-day contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we have with clients, the standalone selling price of the client’s option to renew the contract approximates the dollar amount of the nonrefundable upfront fee.  The nonrefundable upfront fee is typically included on the client’s first invoice, and is deferred and recognized ratably over the estimated renewal period (i.e., ten-year estimated client life).

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing. We have elected to apply the practical expedient not to disclose the value of unsatisfied performance obligations for contracts that are less than one year in length. However, this expedient cannot be applied to initial 30-day contracts with a client that also contain an implied performance obligation in the form of a material right as the material right performance obligation is being recognized over the expected client life which exceeds one year.  For these 30-day contracts, we determined that the core, non-material right, performance obligations are generally satisfied in full by the end of each reporting period as most of our contracts with clients start at the beginning of a calendar month.  For the material right performance obligation, as discussed above, we defer the amounts allocated and recognize them ratably over the estimated client life of ten years.

Changes in deferred revenue related to material right performance obligations as of March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$64,651	$51,624
Deferral of revenue	5,561	3,943
Recognition of unearned revenue	(2,701)	(1,790)
Balance, end of period	$67,511	$53,777

We expect to recognize $7.3 million of deferred revenue related to material right performance obligations in the remainder of 2019, $9.5 million of such deferred revenue in 2020, and $50.7 million of such deferred revenue thereafter.

Assets Recognized from the Costs to Obtain and Costs to Fulfill Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year. We also recognize an asset for the costs to fulfill a contract with a client if such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined that substantially all costs related to implementation activities are administrative in nature and also meet the capitalization criteria under Accounting Standards Codification (“ASC”) 340-40.  These capitalized costs to fulfill principally relate to upfront direct costs that are expected to be recovered through margin and that enhance our ability to satisfy future performance obligations.

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

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$19,387	$(5,721)	$172,655
Costs to fulfill a contract	$101,756	$15,005	$(3,470)	$113,291

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	As of and for the Three Months Ended March 31, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$126,207	$15,122	$(4,418)	$136,911
Costs to fulfill a contract	$72,061	$11,043	$(2,515)	$80,589

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31,	December 31,
	2019	2018
Property and equipment
Buildings	$101,541	$101,421
Software and capitalized software costs	76,153	66,634
Computer equipment	45,362	39,492
Rental clocks	17,788	16,950
Furniture, fixtures and equipment	16,869	16,474
Leasehold improvements	1,344	1,274
Vehicles	74	74
	259,131	242,319
Less: accumulated depreciation and amortization	(92,247)	(82,969)
	166,884	159,350
Construction in progress	11,604	8,589
Land	9,023	9,023
Property and equipment, net	$187,511	$176,962

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three months ended March 31, 2019 and 2018, we capitalized $8.9 million and $6.6 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Included in the construction in progress balance at March 31, 2019 and December 31, 2018 is $0.2 million and $0.1 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction in progress.  For both the three months ended March 31, 2019 and 2018, we incurred interest costs of $0.4 million, of which we capitalized $0.1 million and $0.4 million, respectively.

Depreciation and amortization expense for property and equipment, was $9.3 million and $6.0 million, respectively, for the three months ended March 31, 2019 and 2018.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both March 31, 2019 and December 31, 2018, goodwill was $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2018.  As of March 31, 2019 and December 31, 2018, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets, which are included in Other assets in our consolidated balance sheets:

	March 31, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	3.3	$3,194	$(2,502)	$692
Total		$3,194	$(2,502)	$692

	December 31, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	3.5	$3,194	$(2,449)	$745
Total		$3,194	$(2,449)	$745

The weighted average remaining useful life of our intangible assets was 3.3 years as of March 31, 2019.  Amortization of intangible assets for both the three months ended March 31, 2019 and 2018 was $0.1 million.

6.	LEASES

The Company’s leases primarily consist of noncancellable operating leases for office space with contractual terms expiring from 2019 to 2024. All of our leases are operating leases and, as a lessee, we have not entered into any sublease agreements.  The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to five years, it is not reasonably certain that any such options will be exercised due, in part, to the dynamic nature of our sales force and rate of growth.  Some of our leases contain termination options that are not reasonably certain to be exercised.  However, if a termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period.  None of our leases contain residual value guarantees, substantial restrictions or covenants.

Lease assets of $24.9 million as of March 31, 2019 were included in Other assets in our consolidated balance sheet.  Short-term lease liabilities of $8.7 million as of March 31, 2019 were included in Accrued expenses and other current liabilities in our consolidated balance sheets.  In addition, long-term lease liabilities of $16.2 million as of March 31, 2019 were recognized in Other long-term liabilities in our consolidated balance sheets.  When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related lease expense on a straight-line basis and record the difference between the lease expense and the amount payable under the lease as an adjustment to the right-of-use asset. We recognized $1.6 million as of March 31, 2019 as a reduction to Other assets for deferred rent in our consolidated balance sheets.

Rent expense associated with operating leases for the three months ended March 31, 2019 and 2018 was $2.4 million and $1.8 million, respectively.  Cash paid for amounts included in the measurement of our operating lease liabilities was $2.2 million for the three months ended March 31, 2019.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Because no implicit discount rates for our leases could be readily determined, the Company elected to use an estimated incremental borrowing rate to determine the present value of our leases.  The weighted average discount rate related to our portfolio of leases at March 31, 2019 was 4.2%.  The weighted average remaining lease term for our leases was 2.6 years as of March 31, 2019.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of March 31, 2019 were as follows:

2019	$6,877
2020	7,862
2021	4,974
2022	4,285
2023	2,543
Thereafter	335
Total undiscounted cash flows	26,876
Present value discount	(2,025)
Lease liabilities	$24,851

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.  As of March 31, 2019, the present value of the operating lease liabilities that had not yet commenced was $4.0 million.

7.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Net term note to bank due September 7, 2025	$33,954	$34,389
Total long-term debt, net (including current portion)	33,954	34,389
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$32,179	$32,614

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As of March 31, 2019, our indebtedness of $34.2 million consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both March 31, 2019 and December 31, 2018 are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of March 31, 2019, we were in compliance with these covenants.

On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $50.0 million (the “Revolving Commitment”), which could be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility was scheduled to mature on February 12, 2020.  On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, Wells Fargo Bank, N.A., was added as a lender and the Revolving Commitment was increased to $75.0 million, which may be further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions.  The scheduled maturity date of the Facility was extended to April 15, 2022.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of March 31, 2019, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.  As of March 31, 2019, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of March 31, 2019 and December 31, 2018, the carrying value of our total long-term debt approximated its fair value as of such date.  The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

8.	DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the Term Loans.  We do not hold derivative instruments for trading or speculative purposes.  The interest rate swap agreement effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  See Note 9, “Fair Value of Financial Instruments”.  We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income within Other income, net.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the three months ended March 31, 2019 and 2018, we recognized a loss of $0.5 million and a gain of $0.8 million, respectively, for the change in fair value of the interest rate swap.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client funds obligation approximates fair value due to the short-term nature of the instruments.  See Note 7 for discussion of the fair value of our debt.

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with a maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  As of March 31, 2019 and December 31, 2018, all available-for-sale securities and certificates of deposit were due in one year or less.

As discussed in Note 8, during the year ended December 31, 2017, we entered into an interest rate swap.  The interest rate swap is measured on a recurring basis based on quoted prices for similar financial instruments and other observable inputs recognized at fair value.

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$25,506	$—	$25,506
Certificates of deposit	$—	$4,000	$—	$4,000
Liabilities:
Interest rate swap	$—	$523	$—	$523

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$21,041	$—	$21,041
Certificates of deposit	$—	$6,000	$—	$6,000
Interest rate swap	$—	$17	$—	$17

10.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $1.6 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2,000,000 shares.  Eligible employees purchased 22,330 and 24,103 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2019 and 2018, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$47,282	$41,160
Less: income allocable to participating securities	(55)	(100)
Income allocable to common shares	$47,227	$41,060
Add back: undistributed earnings allocable to participating securities	$55	$100
Less: undistributed earnings reallocated to participating securities	(54)	(98)
Numerator for diluted earnings per share	$47,228	$41,062
Denominator:
Basic weighted average shares outstanding	57,357,490	57,793,023
Dilutive effect of unvested restricted stock	958,664	945,709
Diluted weighted average shares outstanding	58,316,154	58,738,732
Earnings per share:
Basic	$0.82	$0.71
Diluted	$0.81	$0.70

12.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

See the Form 10-K for a detailed description of the Company’s stock-based compensation awards, including information related to vesting terms and service and performance conditions.

The following table summarizes restricted stock awards activity for the three months ended March 31, 2019:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2018	806,469	$67.54	—	$—
Granted	239,109	$131.88	280,960	$102.76
Vested	—	—	(280,408)	$102.76
Forfeited	(20,083)	$71.66	(552)	$102.57
Unvested shares of restricted stock outstanding at March 31, 2019	1,025,495	$82.46	—	$—

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

In January 2019, we issued an aggregate of 520,069 restricted shares of common stock to our executive officers, certain non-executive, non-sales employees and non-executive sales management employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 280,960 shares subject to market-based vesting conditions (“Market-Based Shares”) and 239,109 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares vested 50% on the first date that the Company’s total enterprise value (“TEV”) (calculated as defined in the applicable restricted stock award agreement) equaled or exceeded $8.65 billion and 50% on the first date that the Company’s TEV equaled or exceeded $9.35 billion, in each case provided that (i) such date occurred on or before the sixth anniversary of the grant date and (ii) the recipient was employed by, or providing services to, the Company on the applicable vesting date. As shown in the table below, all Market-Based Shares issued during the three months ended March 31, 2019 have vested.

The following table summarizes vesting activity for Market-Based Shares during the three months ended March 31, 2019, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $8.65 billion)	February 13, 2019	140,218	$14.9 million	54,507
Market-based (TEV = $9.35 billion)	February 22, 2019	140,190	$13.9 million	55,547

[1]	All shares withheld to satisfy tax withholding obligations are held as treasury stock.

Time-Based Shares granted to certain non-executive employees in January 2019 will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. Time-Based Shares granted to executive officers, sales management employees and certain non-executive employees will vest in three equal annual tranches beginning on a specified initial vesting date and thereafter on the first and second anniversaries of such date, provided that the executive officer or employee is employed by, or providing services to, the Company on the applicable vesting date.

For the three months ended March 31, 2019 and 2018, our total compensation expense related to restricted stock was $31.1 million and $23.4 million, respectively.  There was $62.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of March 31, 2019. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 1.9 years as of March 31, 2019.

We capitalized stock-based compensation costs related to software developed for internal use of $3.3 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively.

13.	COMMITMENTS AND CONTINGENCIES

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
14.	INCOME TAXES

The Company’s effective income tax rate was 23.9% and 20.9% for the three months ended March 31, 2019 and 2018, respectively. The higher effective income tax rate for the three months ended March 31, 2019 is primarily related to an increase in income before income taxes together with a reduction of excess tax benefits from stock-based compensation under Internal Revenue Code Section 162(m).

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

15.	SUBSEQUENT EVENTS

On April 23, 2019, we issued an aggregate of 65,255 restricted shares of common stock to certain non-executive employees under the LTIP consisting of Time-Based Shares that will vest in either three or four equal tranches annually, generally beginning on the first anniversary of the grant date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

On April 29, 2019, we issued an aggregate of 6,816 restricted shares of common stock under the LTIP to the non-employee members of our board of directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2019, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2019 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2018, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than share and per share amounts, are in thousands unless otherwise noted.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as discussed in Note 2 to the consolidated financial statements.  All applicable amounts and disclosures set forth in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been updated to comply with the new standards.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends  and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; the timeline for construction of our new Texas operations facility; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to our new Texas operations facility and research and development; our plans to repurchase shares of our common stock through a stock repurchase plan; and our expected income tax rate for future periods.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and in our other reports filed with the SEC. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2019.   Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on the introduction of new applications to our existing client base while targeting a high degree of client employee usage across those applications, attracting new clients through further penetration of our existing markets and geographic expansion into new markets.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.  In April 2019, we commenced construction of a new, expanded operations facility in Grapevine, Texas.  Our principal marketing efforts include email campaigns, social and digital media, search engine marketing methods, tradeshows and outbound marketing including television and print advertising.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers, blogs, podcast episodes and webinars.

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion since our initial public offering in April 2014, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  We believe our strategy of focusing on increased employee usage is key to long-term client satisfaction and client retention.  Client adoption of new applications and client employee usage of both new and existing applications have been significant factors in our revenue growth and we expect the continuation of this trajectory will depend, in part, on the introduction of applications to our existing client base that encourage and promote more employee usage.  Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases.

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended both March 31, 2019 and 2018, our gross margin was approximately 85%.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2019		2018		% Change
Revenues
Recurring	$196,864	98.5%	$151,885	98.7%	30%
Implementation and other	3,079	1.5%	2,031	1.3%	52%
Total revenues	199,943	100.0%	153,916	100.0%	30%
Cost of revenues
Operating expenses	24,776	12.4%	20,568	13.4%	20%
Depreciation and amortization	4,542	2.3%	3,037	2.0%	50%
Total cost of revenues	29,318	14.7%	23,605	15.4%	24%
Administrative expenses
Sales and marketing	39,645	19.8%	32,352	21.0%	23%
Research and development	18,489	9.2%	11,250	7.3%	64%
General and administrative	45,198	22.6%	32,657	21.2%	38%
Depreciation and amortization	4,805	2.4%	3,032	2.0%	58%
Total administrative expenses	108,137	54.0%	79,291	51.5%	36%
Total operating expenses	137,455	68.7%	102,896	66.9%	34%
Operating income	62,488	31.3%	51,020	33.1%	22%
Interest expense	(276)	-0.1%	—	0.0%	-100%
Other income, net	(100)	-0.1%	1,030	0.7%	-110%
Income before income taxes	62,112	31.1%	52,050	33.8%	19%
Provision for income taxes	14,830	7.5%	10,890	7.1%	36%
Net income	$47,282	23.6%	$41,160	26.7%	15%

Revenues

The increase in total revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) contributions from new sales offices opened in 2017 and 2018 that are progressing to maturity, (iii) the sale of additional applications to our existing clients, (iv) the strong performance of our tax forms filing business and (v) higher average interest rates earned on increased balances of funds held for clients.  Further, in March 2019 we initiated a modest price adjustment for a portion of our clients, the impact of which was immaterial for the three months ended March 31, 2019.  We expect that revenues resulting from this price adjustment will represent approximately 1% of total projected revenues for the year ending December 31, 2019.

The increase in implementation and other revenues for the three months ended March 31, 2019 from the three months ended March 31, 2018 was primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

The increase in cost of revenues of $5.7 million for the three months ended March 31, 2019 from the three months ended March 31, 2018 was primarily due to an increase in operating expenses resulting from a $2.0 million increase in expenses attributable to growth in the number of operating personnel and a $2.1 million increase in shipping and automated clearing house fees related to the increase in revenues.  Depreciation and amortization expense increased $1.5 million, or 50%, primarily due to placing our fourth headquarters building in service in June 2018, the development of additional technology and purchases of other assets.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2019, sales and marketing expenses increased from the comparable prior year period by $7.3 million due to a $6.4 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $0.9 million increase in marketing and advertising expense.  The increase in employee-related expenses included a $0.7 million increase in non-cash stock-based compensation expense.

Research and Development

During the three months ended March 31, 2019, research and development expenses increased from the comparable prior year period due to a $7.2 million increase in employee-related expenses, including a $0.8 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	% Change

Capitalized portion of research and development	$8,940	$6,638	35%
Expensed portion of research and development	18,489	11,250	64%
Total research and development costs	$27,429	$17,888	53%

General and Administrative

During the three months ended March 31, 2019, general and administrative expenses increased $12.5 million from the comparable prior year period primarily due to an increase in employee-related expenses which included a $6.1 million increase in non-cash stock-based compensation expense.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended March 31,
	2019	2018	% Change
Non-cash stock-based compensation expense
Operating expenses	$2,896	$2,868	1%
Sales and marketing	2,583	1,907	35%
Research and development	3,046	2,247	36%
General and administrative	22,546	16,416	37%
Total non-cash stock-based compensation expense	$31,071	$23,438	33%

During the three months ended March 31, 2019, our non-cash stock-based compensation expense increased $7.6 million from the prior year primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2019, which exceeded expenses associated with the accelerated vesting of restricted stock subject to market-based vesting conditions in 2018.

Depreciation and Amortization

During the three months ended March 31, 2019, depreciation and amortization expense increased from the comparable prior year period primarily due to placing our fourth headquarters building in service in June 2018 and the development of additional technology and purchases of other assets.

Interest Expense

The increase in interest expense for the three months ended March 31, 2019 was due to the capitalization of interest related to the ongoing construction of our fourth headquarters building during the comparable prior year period.

Other Income, net

The decrease in other income, net for the three months ended March 31, 2019 was primarily due to the decrease in the fair value of our interest rate swap during the period.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The increase in the provision for income taxes for the three months ended March 31, 2019 was primarily due to an increase in income before income taxes together with a reduction of excess tax benefits from stock-based compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of March 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $91.3 million. Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit.  We also have the ability to borrow funds pursuant to a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75.0 million, which may be increased up to $125.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  We believe our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters from available cash, we have incurred indebtedness for a portion of these costs.  Further, all purchases under our stock repurchase plans were paid for from available cash.

Term Credit Agreement.  On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) pursuant to which JPMorgan Chase Bank, N.A, Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of March 31, 2019, our indebtedness consisted solely of Term Loans made under the Term Credit Agreement.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of March 31, 2019, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement.  In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the three months ended March 31, 2019 and 2018, we recognized a loss of $0.5 million and a gain of $0.8 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for the Facility in the aggregate principal amount of $50.0 million (the “Revolving Commitment”), which could be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility was scheduled to mature on February 12, 2020.  On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement (the “First Amendment”).  Pursuant to First Amendment, Wells Fargo Bank, N.A. was added as a lender and the Revolving Commitment was increased to $75.0 million, which may be further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions.  The scheduled maturity date of the Facility was extended to April 15, 2022.

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

During the three months ended March 31, 2019, we repurchased an aggregate of 110,054 shares of common stock for an aggregate cost of $19.7 million to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock, as discussed below.  As of March 31, 2019, there was $142.3 million available for repurchases.  The stock repurchase plan will expire on November 19, 2020.

Withholding Shares to Cover Taxes.  During the three months ended March 31, 2019, we withheld 110,054 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in a cash expenditure of $19.7 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We are currently focused on the ongoing construction of our new Texas operations facility in Grapevine, Texas.  Capital expenditures related to the construction of the facility are expected to begin in the second quarter of 2019.  Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$80,426	$57,487	40%
Investing activities	(452,402)	(24,490)	1747%
Financing activities	417,565	(10,953)	-3912%
Change in cash and cash equivalents	$45,589	$22,044	107%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2019 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the three months ended March 31, 2018, our operating cash flows for the three months ended March 31, 2019 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the three months ended March 31, 2019 decreased from the comparable prior year period due to the impact of $474.6 million of changes in funds held for clients and an $8.0 million decrease in proceeds from maturities of short-term investments from funds held for clients, partially offset by a $50.8 million decrease in purchases of short-term investments from funds held for clients and a $3.8 million decrease in cash used for purchases of property and equipment primarily related to the development of additional technology and purchases of other assets.

Financing Activities

Cash flows from financing activities for the three months ended March 31, 2019 increased from the comparable prior year period primarily due to the impact of $431.7 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Additionally, cash flows from financing activities were positively impacted by a $5.0 million decrease in repurchases of common stock and a less than $0.1 million decrease in the payment of debt issuance costs.  These cash flows provided by financing activities were partially offset by a $7.8 million increase in withholding taxes paid related to net share settlements and a $0.4 million increase in payments on long-term debt.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.  For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 5.  Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the Form 10-K and “Note 6. Leases”, Note 7. Long-Term Debt, Net” and “Note 13. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of New Accounting Pronouncement

Discussion of our adoption of ASU 2016-02 can be found in Note 2 in “Part I, Financial Information – Item 1. Financial Statements” in this Form 10-Q.

Non-GAAP Financial Measures

Management uses adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations and the change in fair value of our interest rate swap and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations and the change in fair value of our interest rate swap, all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making.  We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.  In addition, adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes.  Management believes that the non-GAAP measures presented in this Form 10-K, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to Adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2019	2018
Net income to adjusted EBITDA:
Net income	$47,282	$41,160
Interest expense	276	—
Provision for income taxes	14,830	10,890
Depreciation and amortization	9,347	6,069
EBITDA	71,735	58,119
Non-cash stock-based compensation expense	31,071	23,438
Change in fair value of interest rate swap	539	(817)
Adjusted EBITDA	$103,345	$80,740

	Three Months Ended March 31,
	2019	2018
Net income to non-GAAP net income:
Net income	$47,282	$41,160
Non-cash stock-based compensation expense	31,071	23,438
Change in fair value of interest rate swap	539	(817)
Income tax effect on non-GAAP adjustments	(9,642)	(8,013)
Non-GAAP net income	$69,250	$55,768

Weighted average shares outstanding:
Basic	57,357,490	57,793,023
Diluted	58,316,154	58,738,732

Earnings per share, basic	$0.82	$0.71
Earnings per share, diluted	$0.81	$0.70
Non-GAAP net income per share, basic	$1.21	$0.96
Non-GAAP net income per share, diluted	$1.19	$0.95

	Three Months Ended March 31,
	2019	2018
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.82	$0.71
Non-cash stock-based compensation expense	0.54	0.40
Change in fair value of interest rate swap	0.01	(0.01)
Income tax effect on non-GAAP adjustments	(0.16)	(0.14)
Non-GAAP net income per share, basic	$1.21	$0.96

	Three Months Ended March 31,
	2019	2018
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.81	$0.70
Non-cash stock-based compensation expense	0.53	0.40
Change in fair value of interest rate swap	0.01	(0.01)
Income tax effect on non-GAAP adjustments	(0.16)	(0.14)
Non-GAAP net income per share, diluted	$1.19	$0.95

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $91.3 million as of March 31, 2019. These amounts are invested primarily in demand deposit accounts, money market funds and certificates of deposit. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2019, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-Q, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans.

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million.  Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of March 31, 2019, we have not made any draws under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In connection with our adoption of ASU No. 2016-02, “Leases (Topic 842),” we have updated our control framework effective January 1, 2019 for certain new internal controls and changes to certain existing controls, including certain reconciliation controls, management review controls and contract review controls.  Other than these changes, there have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 14, 2019.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2019	—	$—	—	$162,000,000
February 1 - 28, 2019(2)	110,054	$178.72	110,054	$142,300,000
March 1 - 31, 2019	—	$—	—	$142,300,000
Total	110,054		110,054

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

10.1

First Amendment to Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019). http://www.sec.gov/Archives/edgar/data/1590955/000156459019002998/payc-ex1061_1021.htm

10.2

First Amendment to Revolving Credit Agreement dated April 15, 2019, by and among Paycom Payroll, LLC as the borrower, Paycom Software, Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and
JPMorgan Chase Bank, N.A. as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2019, filed with the SEC on April 18, 2019). https://www.sec.gov/Archives/edgar/data/1590955/000119312sss519110929/d730206dex101.htm

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_9.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_7.htm

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Paycom Software, Inc. under the Securities Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYCOM SOFTWARE, INC.

Date: May 2, 2019	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)