Form 10-Q
period 2019-06-30
Paycom Software, Inc.
filed 2019-08-01
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(405) 722-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PAYC	New York Stock Exchange

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

As of July 25, 2019, there were 58,420,664 shares of common stock, par value of $0.01 per share, outstanding, including 769,430 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,814	$45,718
Accounts receivable	2,850	3,414
Prepaid expenses	11,264	7,658
Inventory	767	797
Income tax receivable	10,615	3,962
Deferred contract costs	40,868	35,286
Current assets before funds held for clients	161,178	96,835
Funds held for clients	1,126,808	967,787
Total current assets	1,287,986	1,064,622
Property and equipment, net	196,371	176,962
Goodwill	51,889	51,889
Long-term deferred contract costs	259,241	225,459
Other assets	30,705	2,994
Total assets	$1,826,192	$1,521,926
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,622	$6,288
Accrued commissions and bonuses	7,901	10,671
Accrued payroll and vacation	11,560	10,741
Deferred revenue	10,082	8,980
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	39,530	22,440
Current liabilities before client funds obligation	74,470	60,895
Client funds obligation	1,126,808	967,787
Total current liabilities	1,201,278	1,028,682
Deferred income tax liabilities, net	79,642	70,206
Long-term deferred revenue	59,922	55,671
Net long-term debt, less current portion	31,727	32,614
Other long-term liabilities	18,861	—
Total long-term liabilities	190,152	158,491
Total liabilities	1,391,430	1,187,173
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,302 and 60,747 shares issued at June 30, 2019 and December 31, 2018, respectively; 57,629 and 57,277 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	612	607
Additional paid-in capital	246,069	203,680
Retained earnings	491,634	395,590
Treasury stock, at cost (3,672 and 3,470 shares at June 30, 2019 and December 31, 2018, respectively)	(303,553)	(265,124)
Total stockholders' equity	434,762	334,753
Total liabilities and stockholders' equity	$1,826,192	$1,521,926

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Recurring	$165,998	$126,609	$362,862	$278,494
Implementation and other	3,315	2,191	6,394	4,222
Total revenues	169,313	128,800	369,256	282,716
Cost of revenues
Operating expenses	20,289	17,677	45,065	38,245
Depreciation and amortization	4,950	3,254	9,492	6,291
Total cost of revenues	25,239	20,931	54,557	44,536
Administrative expenses
Sales and marketing	41,575	31,647	81,220	63,999
Research and development	16,775	10,731	35,264	21,981
General and administrative	27,460	18,995	72,658	51,652
Depreciation and amortization	5,378	3,459	10,183	6,491
Total administrative expenses	91,188	64,832	199,325	144,123
Total operating expenses	116,427	85,763	253,882	188,659
Operating income	52,886	43,037	115,374	94,057
Interest expense	(258)	(34)	(534)	(34)
Other income (expense), net	(263)	515	(363)	1,545
Income before income taxes	52,365	43,518	114,477	95,568
Provision for income taxes	3,603	7,796	18,433	18,686
Net income	$48,762	$35,722	$96,044	$76,882
Earnings per share, basic	$0.85	$0.62	$1.67	$1.33
Earnings per share, diluted	$0.83	$0.61	$1.64	$1.31
Weighted average shares outstanding:
Basic	57,569	57,837	57,464	57,815
Diluted	58,410	58,721	58,396	58,767

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity
Balances at December 31, 2017	60,149	$601	$161,809	$258,525	2,361	$(139,688)	$281,247
Vesting of restricted stock	298	3	(3)	—	—	—	—
Stock-based compensation	—	—	27,496	—	—	—	27,496
Repurchases of common stock	—	—	—	—	169	(16,870)	(16,870)
Net income	—	—	—	41,160	—	—	41,160
Balances at March 31, 2018	60,447	$604	$189,302	$299,685	2,530	$(156,558)	$333,033
Vesting of restricted stock	192	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,988	—	—	—	3,988
Repurchases of common stock	—	—	—	—	408	(43,005)	(43,005)
Net income	—	—	—	35,722	—	—	35,722
Balances at June 30, 2018	60,639	$606	$193,288	$335,407	2,938	$(199,563)	$329,738

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity
Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	280	2	(2)	—	—	—	—
Stock-based compensation	—	—	36,187	—	—	—	36,187
Repurchases of common stock	—	—	—	—	110	(19,669)	(19,669)
Net income	—	—	—	47,282	—	—	47,282
Balances at March 31, 2019	61,027	$609	$239,865	$442,872	3,580	$(284,793)	$398,553
Vesting of restricted stock	275	3	(3)	—	—	—	—
Stock-based compensation	—	—	6,207	—	—	—	6,207
Repurchases of common stock	—	—	—	—	92	(18,760)	(18,760)
Net income	—	—	—	48,762	—	—	48,762
Balances at June 30, 2019	61,302	$612	$246,069	$491,634	3,672	$(303,553)	$434,762

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018(1)
Cash flows from operating activities
Net income	$96,044	$76,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,675	12,782
Accretion of discounts on available-for-sale securities	(367)	(493)
Amortization of debt issuance costs	17	15
Stock-based compensation expense	36,668	26,921
Cash paid for derivative settlement	(3)	(131)
(Gain)/loss on derivative	1,376	(1,010)
Deferred income taxes, net	9,436	10,234
Changes in operating assets and liabilities:
Accounts receivable	564	(838)
Prepaid expenses	(3,607)	(3,043)
Inventory	(248)	57
Other assets	(2,479)	(153)
Deferred contract costs	(37,591)	(27,487)
Accounts payable	(1,284)	593
Income taxes, net	(6,654)	1,445
Accrued commissions and bonuses	(2,771)	(5,144)
Accrued payroll and vacation	819	1,880
Deferred revenue	5,353	5,565
Accrued expenses and other current liabilities	7,820	1,789
Net cash provided by operating activities	122,768	99,864
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(46,425)	(100,902)
Proceeds from maturities of short-term investments from funds held for clients	34,200	71,500
Purchases of property and equipment	(34,705)	(31,873)
Net cash used in investing activities	(46,930)	(61,275)
Cash flows from financing activities
Repurchases of common stock	—	(41,689)
Withholding taxes paid related to net share settlement	(38,429)	(18,186)
Payments on long-term debt	(888)	—
Net change in client funds obligation	159,021	(188,914)
Payment of debt issuance costs	(16)	(56)
Net cash provided by (used in) financing activities	119,688	(248,845)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	195,526	(210,256)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	986,464	1,098,860
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,181,990	$888,604

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	94,814	54,630
Restricted cash included in funds held for clients	1,087,176	833,974
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,181,990	$888,604

(1) Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” See Note 2 for summary of adjustments.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

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

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of June 30, 2019 and our consolidated statements of income, stockholders’ equity and cash flows for the three and six months ended June 30, 2019 and 2018.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Form 10-K.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on reported net income and did not result in any material change to operating cash flows.  In the consolidated balance sheets, we combined the line items “Intangible assets, net” and “Other assets” in the prior period in order to conform to the current period presentation.  In addition to these adjustments, certain prior period amounts have been reclassified in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Restricted Cash” (“ASU 2016-18”) as discussed below.

Recently Adopted Accounting Pronouncements

In January 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” using the modified retrospective approach.  Under this adoption method, we have not restated comparative prior periods and have carried forward the assessment of whether our contracts are or contain leases, the classification of our leases and the remaining lease terms.  See Note 6 for a discussion of our adoption of this standard.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. In addition, the amendments provide that disclosure requirements related to the analysis of stockholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares.

During the three months ended June 30, 2019, we adopted ASU 2016-18, which was effective on January 1, 2018.  This guidance requires that the consolidated statements of cash flows explain the change during the reporting period of the totals of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.  Accordingly, we applied the guidance using the retrospective transition method to each period presented which adjusted the consolidated statements of cash flows to include restricted cash held to satisfy client funds obligations, as a component of cash, cash equivalents, restricted cash and restricted cash equivalents.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Impact on Previously Reported Results

As noted above, we adopted ASU 2016-18 during the three months ending June 30, 2019.  We assessed the materiality of this presentation on prior periods’ consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” Based on this assessment, we concluded that the correction is not material to any previously issued interim financial statements. The correction had no impact on our consolidated statements of income or consolidated balance sheets in previously issued consolidated financial statements.  We will conform presentation of previously reported consolidated statements of cash flow information in future filings.

The following tables present the unaudited consolidated statements of cash flows line items after giving effect to the adoption of ASU 2016-18:

	Three Months Ended March 31, 2019

	As previously reported	ASU 2016-18 adjustments	As adjusted
Cash flows from operating activities
Net cash provided by operating activities	$80,426	$—	$80,426
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(16,800)	—	(16,800)
Proceeds from maturities of short-term investments from funds held for clients	14,500	—	14,500
Net change in funds held for clients	(435,213)	435,213	—
Purchases of property and equipment	(14,889)	—	(14,889)
Net cash provided by investing activities	(452,402)	435,213	(17,189)
Cash flows from financing activities
Net cash used in financing activities	417,565	—	417,565
Total increase in cash, cash equivalents, restricted cash and restricted cash equivalents	45,589	435,213	480,802
Cash, cash equivalents, restricted cash and restricted cash equivalents
Beginning of period	45,718	940,746	986,464
End of period	$91,307	$1,375,959	$1,467,266

	Six Months Ended June 30, 2018

	As previously reported	ASU 2016-18 adjustments	As adjusted
Cash flows from operating activities
Net cash provided by operating activities	$99,864	$—	$99,864
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(100,902)	—	(100,902)
Proceeds from maturities of short-term investments from funds held for clients	71,500	—	71,500
Net change in funds held for clients	218,809	(218,809)	—
Purchases of property and equipment	(31,873)	—	(31,873)
Net cash provided by investing activities	157,534	(218,809)	(61,275)
Cash flows from financing activities
Net cash used in financing activities	(248,845)	—	(248,845)
Total increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	8,553	(218,809)	(210,256)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Beginning of period	46,077	1,052,783	1,098,860
End of period	$54,630	$833,974	$888,604

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recognized in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date.  As of June 30, 2019 and December 31, 2018, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  Most recently, in November 2018, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock.  As of June 30, 2019, there was $123.5 million available for repurchases.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on November 19, 2020.

During the six months ended June 30, 2019, we repurchased an aggregate of 202,492 shares of our common stock at an average cost of $189.78 per share to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”).  ASU 2018-13 modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

(tabular dollars and shares in thousands, except per share amounts)

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

Changes in deferred revenue related to material right performance obligations as of June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$67,511	$53,777	$64,651	$51,624
Deferral of revenue	5,459	5,316	11,020	9,259
Recognition of unearned revenue	(2,966)	(1,904)	(5,667)	(3,694)
Balance, end of period	$70,004	$57,189	$70,004	$57,189

We expect to recognize $5.1 million of deferred revenue related to material right performance obligations in the remainder of 2019, $9.9 million of such deferred revenue in 2020, and $55.0 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended June 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$172,655	$11,811	$(6,021)	$178,445
Costs to fulfill a contract	$113,291	$12,286	$(3,913)	$121,664

	As of and for the Three Months Ended June 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$136,911	$7,848	$(4,640)	$140,119
Costs to fulfill a contract	$80,589	$9,382	$(2,772)	$87,199

	As of and for the Six Months Ended June 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$31,198	$(11,742)	$178,445
Costs to fulfill a contract	$101,756	$27,291	$(7,383)	$121,664

	As of and for the Six Months Ended June 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$126,207	$22,970	$(9,058)	$140,119
Costs to fulfill a contract	$72,061	$20,425	$(5,287)	$87,199

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30, 2019	December 31, 2018
Property and equipment
Buildings	$101,630	$101,421
Software and capitalized software costs	83,005	66,634
Computer equipment	49,918	39,492
Rental clocks	18,688	16,950
Furniture, fixtures and equipment	17,326	16,474
Other	6,079	1,348
	276,646	242,319
Less: accumulated depreciation and amortization	(102,521)	(82,969)
	174,125	159,350
Construction in progress	12,442	8,589
Land	9,804	9,023
Property and equipment, net	$196,371	$176,962

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three and six months ended June 30, 2019, we capitalized $6.7 million and $15.6 million, respectively, of computer software development costs related to software developed for internal use.  For the three and six months ended June 30, 2018, we capitalized $4.6 million and $11.2 million, respectively, of computer software developments costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Included in the construction in progress balance at June 30, 2019 and December 31, 2018 is $0.5 million and $0.1 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction in progress.  For the three and six months ended June 30, 2019, we incurred interest costs of $0.4 million and $0.8 million, respectively, of which we capitalized $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2018, we incurred interest costs of $0.4 million and $0.8 million, respectively, of which we capitalized $0.3 million and $0.7 million, respectively.

Depreciation and amortization expense for property and equipment was $10.3 million and $19.6 million, respectively, for the three and six months ended June 30, 2019.  Depreciation and amortization expense for property and equipment was $6.7 million and $12.7 million, respectively, for the three and six months ended June 30, 2018.
5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both June 30, 2019 and December 31, 2018, goodwill was $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2019.  As of June 30, 2019 and December 31, 2018, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets, which are included in Other assets in our consolidated balance sheets:

	June 30, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	3.0	$3,194	$(2,555)	$639
Total		$3,194	$(2,555)	$639

	December 31, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	3.5	$3,194	$(2,449)	$745
Total		$3,194	$(2,449)	$745

The weighted average remaining useful life of our intangible assets was 3.0 years as of June 30, 2019.  Amortization of intangible assets for the three and six months ended June 30, 2019 was less than $0.1 million and $0.1 million, respectively.  Amortization of intangible assets for the three and six months ended June 30, 2018 was less than $0.1 million and $0.1 million, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

6.	LEASES

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The purpose of this new guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities in the consolidated balance sheets as well as providing additional disclosure requirements related to leasing arrangements.  The new guidance was effective for us beginning January 1, 2019, which we adopted using a modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11.  Under this adoption method, we have not restated comparative prior periods and have carried forward the assessment of whether our contracts are or contain leases, the classification of our leases and the remaining lease terms.  Based on our portfolio of leases at January 1, 2019, $21.6 million of lease assets and liabilities were recognized in our consolidated balance sheets, which related to operating leases for real estate.  Under the transition relief guidance, we have elected the lease vs. non-lease components practical expedient relating to the asset class of real estate, the short-term lease exemption practical expedient and the package of practical expedients.  In connection with the adoption of this standard, we updated our control framework and implemented changes to our existing controls to account for leases.

The Company’s leases primarily consist of noncancellable operating leases for office space with contractual terms expiring from 2019 to 2025. All of our leases are operating leases and, as a lessee, we have not entered into any sublease agreements.  The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to five years, it is not reasonably certain that any such options will be exercised due, in part, to the dynamic nature of our sales force and rate of growth.  Some of our leases contain termination options that are not reasonably certain to be exercised.  However, if a termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period.  None of our leases contain residual value guarantees, substantial restrictions or covenants.

Lease assets of $25.5 million as of June 30, 2019 were included in Other assets in our consolidated balance sheets, which included a $1.5 million reduction to Other Assets for deferred rent.  When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related lease expense on a straight-line basis and record the difference between the lease expense and the amount payable under the lease as an adjustment to the right-of-use asset. Short-term lease liabilities of $9.3 million as of June 30, 2019 were included in Accrued expenses and other current liabilities in our consolidated balance sheets.  In addition, long-term lease liabilities of $17.7 million as of June 30, 2019 were recognized in Other long-term liabilities in our consolidated balance sheets.

Rent expense associated with operating leases for the three and six months ended June 30, 2019 was $2.4 million and $4.8 million, respectively.  Rent expense associated with operating leases for the three and six months ended June 30, 2018 was $1.8 million and $3.6 million, respectively.  Cash paid for amounts included in the measurement of our operating lease liabilities was $2.5  million and $4.7 million for the three and six months ended June 30, 2019, respectively.

Because no implicit discount rates for our leases could be readily determined, the Company elected to use an estimated incremental borrowing rate to determine the present value of our leases.  The weighted average discount rate related to our portfolio of leases at June 30, 2019 was 4.2%.  The average remaining lease term for our leases was 2.8 years as of June 30, 2019.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of June 30, 2019 were as follows:

2019	$4,990
2020	8,968
2021	5,838
2022	5,023
2023	3,368
Thereafter	1,067
Total undiscounted cash flows	$29,254
Present value discount	(2,228)
Lease liabilities	$27,026

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.  As of June 30, 2019, the present value of the operating lease liabilities that had not yet commenced was $3.5 million.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

7.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Net term note to bank due September 7, 2025	$33,502	$34,389
Total long-term debt, net (including current portion)	33,502	34,389
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$31,727	$32,614

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As of June 30, 2019, our indebtedness of $31.7 million consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both June 30, 2019 and December 31, 2018 are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of June 30, 2019, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of June 30, 2019, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.  As of June 30, 2019, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of June 30, 2019 and December 31, 2018, the carrying value of our total long-term debt approximated its fair value as of such date.  The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

8.	DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the Term Loans.  We do not hold derivative instruments for trading or speculative purposes.  The interest rate swap agreement effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  See Note 9, “Fair Value of Financial Instruments”.  We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income within Other income (expense), net.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the three and six months ended June 30, 2019, we recorded a loss of $0.8 million and $1.4 million, respectively, for the change in fair value of the interest rate swap.  For the three and six months ended June 30, 2018, we recognized a gain of $0.3 million and $1.1 million, respectively, for the change in fair value of the interest rate swap.

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  As of June 30, 2019 and December 31, 2018, all available-for-sale securities and certificates of deposit were due in one year or less.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$39,632	$—	$39,632
Liabilities:
Interest rate swap	$—	$1,356	$—	$1,356

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$21,041	$—	$21,041
Certificates of deposit	$—	$6,000	$—	$6,000
Interest rate swap	$—	$17	$—	$17

10.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $1.7 million and $3.3 million for the three and six months ended June 30, 2019, respectively.  Matching contributions were $1.3 million and $2.7 million for the three and six months ended June 30, 2018, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares.  Eligible employees purchased 28,475 and 33,584 shares of the Company’s common stock under the ESPP during the six months ended June 30, 2019 and 2018, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively.  Our compensation expense related to the ESPP was $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$48,762	$35,722	$96,044	$76,882
Less: income allocable to participating securities	(54)	(83)	(107)	(179)
Income allocable to common shares	$48,708	$35,639	$95,937	$76,703
Add back: undistributed earnings allocable to participating securities	$54	$83	$107	$179
Less: undistributed earnings reallocated to participating securities	(54)	(82)	(105)	(176)
Numerator for diluted earnings per share	$48,708	$35,640	$95,939	$76,706
Denominator:
Basic weighted average shares outstanding	57,569	57,837	57,464	57,815
Dilutive effect of unvested restricted stock	841	884	932	952
Diluted weighted average shares outstanding	58,410	58,721	58,396	58,767
Earnings per share:
Basic	$0.85	$0.62	$1.67	$1.33
Diluted	$0.83	$0.61	$1.64	$1.31

12.	STOCK-BASED COMPENSATION

The following table summarizes restricted stock awards activity for the six months ended June 30, 2019:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2018	806.5	$67.54	—	$—
Granted	337.2	150.66	281.0	102.76
Vested	(274.5)	67.74	(280.4)	102.76
Forfeited	(55.9)	88.60	(0.6)	102.57
Unvested shares of restricted stock outstanding at June 30, 2019	813.3	$100.48	—	$—

In January 2019, we issued an aggregate of 520,069 restricted shares of common stock to our executive officers, certain non-executive, non-sales employees and non-executive sales management employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 280,960 shares subject to market-based vesting conditions (“Market-Based Shares”) and 239,109 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares vested 50% on the first date that the Company’s total enterprise value (“TEV”) (calculated as defined in the applicable restricted stock award agreement) equaled or exceeded $8.65 billion and 50% on the first date that the Company’s TEV equaled or exceeded $9.35 billion, in each case provided that (i) such date occurred on or before the sixth anniversary of the grant date and (ii) the recipient was employed by, or providing services to, the Company on the applicable vesting date. As shown in the table below, all Market-Based Shares issued in January 2019 have vested.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

On April 29, 2019, we issued an aggregate of 6,816 restricted shares of common stock under the LTIP to the non-employee members of our Board of Directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

In May 2019, we issued an aggregate of 26,000 restricted shares of common stock to certain non-executive employees under the LTIP consisting of Time-Based Shares that will vest over periods ranging from two to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

The following table summarizes vesting activity for Market-Based Shares during the six months ended June 30, 2019, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $8.65 billion)	February 13, 2019	140.2	$14,900	54.5
Market-based (TEV = $9.35 billion)	February 22, 2019	140.2	$13,900	55.5

[1]	All shares withheld to satisfy tax withholding obligations are held as treasury stock.

Time-Based Shares granted to certain non-executive employees in January 2019 will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. Time-Based Shares granted to executive officers, sales management employees and certain non-executive employees will generally vest over periods ranging from two to four years beginning on a specified initial vesting date and thereafter on the anniversaries of such date, provided that the executive officer or employee is employed by, or providing services to, the Company on the applicable vesting date.

For the three and six months ended June 30, 2019, our total compensation expense related to restricted stock was $5.6 million and $36.7 million, respectively.  For the three and six months ended June 30, 2018, our total compensation expense related to restricted stock was $3.5 million and $27.0 million, respectively.  There was $72.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of June 30, 2019. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 1.8 years as of June 30, 2019.

We capitalized stock-based compensation costs related to software developed for internal use of $0.7 million and $4.0 million for the three and six months ended June 30, 2019, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of $0.4 million and $2.9 million for the three and six months ended June 30, 2018, respectively.

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

The Company’s effective income tax rate was 16.1% and 19.6% for the six months ended June 30, 2019 and 2018, respectively. The lower effective tax rate for the six months ended June 30, 2019 is primarily related to an increase in excess tax benefits from stock-based compensation related to vesting events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2019, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2019 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2018, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02“Leases (Topic 842)” (“ASU 2016-02”) as discussed in Note 6 to the consolidated financial statements.  Effective April 1, 2019, we adopted the requirements of ASU No. 2016-18, “Restricted Cash” (“ASU 2016-18”) as discussed in Note 2 to the consolidated financial statements.  All applicable amounts and disclosures set forth in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been updated to comply with the new standards.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; the timeline for construction of our new Texas operations facility; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to our new Texas operations facility and research and development; our plans to repurchase shares of our common stock through a stock repurchase plan; and our expected income tax rate for future periods.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K, Part II, Item 1A, “Risk Factors” of this Form 10-Q and in our other reports filed with the SEC. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when they pay their employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2019.  Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on the introduction of new applications to our existing client base while targeting a high degree of client employee usage across those applications, attracting new clients through further penetration of our existing markets and geographic expansion into new markets.  On July 30, 2019, we announced the opening of our new sales office in New Orleans, Louisiana.  We plan to open additional sales offices in the future to further expand our presence in the U.S. market.  Our principal marketing efforts include email campaigns, social and digital media, search engine marketing methods, tradeshows and outbound marketing including television and print advertising.  In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers, blogs, podcast episodes and webinars.

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

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended June 30, 2019 and 2018, our total gross margins were approximately 85% and 84%, respectively.  For the six months ended June 30, 2019 and 2018, our total gross margins were 85% and 84%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2019		2018		% Change	2019		2018		% Change
Revenues
Recurring	$165,998	98.0%	$126,609	98.3%	31%	$362,862	98.3%	$278,494	98.5%	30%
Implementation and other	3,315	2.0%	2,191	1.7%	51%	6,394	1.7%	4,222	1.5%	51%
Total revenues	169,313	100.0%	128,800	100.0%	31%	369,256	100.0%	282,716	100.0%	31%
Cost of revenues
Operating expenses	20,289	12.0%	17,677	13.8%	15%	45,065	12.2%	38,245	13.5%	18%
Depreciation and amortization	4,950	2.9%	3,254	2.5%	52%	9,492	2.6%	6,291	2.3%	51%
Total cost of revenues	25,239	14.9%	20,931	16.3%	21%	54,557	14.8%	44,536	15.8%	23%
Administrative expenses
Sales and marketing	41,575	24.6%	31,647	24.6%	31%	81,220	22.0%	63,999	22.6%	27%
Research and development	16,775	9.9%	10,731	8.3%	56%	35,264	9.6%	21,981	7.8%	60%
General and administrative	27,460	16.2%	18,995	14.7%	45%	72,658	19.7%	51,652	18.3%	41%
Depreciation and amortization	5,378	3.2%	3,459	2.7%	55%	10,183	2.7%	6,491	2.2%	57%
Total administrative expenses	91,188	53.9%	64,832	50.3%	41%	199,325	54.0%	144,123	50.9%	38%
Total operating expenses	116,427	68.8%	85,763	66.6%	36%	253,882	68.8%	188,659	66.7%	35%
Operating income	52,886	31.2%	43,037	33.4%	23%	115,374	31.2%	94,057	33.3%	23%
Interest expense	(258)	-0.1%	(34)	0.0%	659%	(534)	-0.1%	(34)	0.0%	1471%
Other income (expense), net	(263)	-0.2%	515	0.4%	-151%	(363)	-0.1%	1,545	0.5%	-123%
Income before income taxes	52,365	30.9%	43,518	33.8%	20%	114,477	31.0%	95,568	33.8%	20%
Provision for income taxes	3,603	2.1%	7,796	6.1%	-54%	18,433	5.0%	18,686	6.6%	-1%
Net income	$48,762	28.8%	$35,722	27.7%	37%	$96,044	26.0%	$76,882	27.2%	25%

Revenues

The increase in total revenues for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) contributions from new sales offices opened in 2017 and 2018 that are progressing to maturity, (iii) the sale of additional applications to our existing clients and (iv) higher average interest rates earned on increased balances of funds held for clients.  In addition, the strong performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the six months ended June 30, 2019 as compared to the same period in 2018.

The increase in implementation and other revenues for the three and six months ended June 30, 2019 from the same periods in 2018 was primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended June 30, 2019, cost of revenues increased from the comparable prior year period by $4.3 million primarily due to an increase in operating expenses resulting from a $1.8 million increase in expenses attributable to growth in the number of operating personnel and a $0.8 million increase in shipping and automated clearing house fees related to the increase in revenues.  Additionally, depreciation and amortization expense increased $1.7 million, or 52%, primarily due to placing our fourth headquarters building in service in June 2018, the development of additional technology and purchases of other assets.

During the six months ended June 30, 2019, cost of revenues increased from the comparable prior year period $10.0 million primarily due to an increase in operating expenses resulting from a $3.8 million increase in expenses attributable to growth in the number of operating personnel and a $2.9 million increase in shipping and automated clearing house fees related to the increase in revenues.  Additionally, depreciation and amortization expense increased $3.2 million, or 51%, primarily due to placing our fourth headquarters building in service in June 2018, the development of additional technology and purchases of other assets.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2019, sales and marketing expenses increased from the comparable prior year period by $9.9 million due to an $8.3 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $1.6 million increase in marketing and advertising expense.  The increase in employee-related expenses included a $1.1 million increase in non-cash stock-based compensation expense.

During the six months ended June 30, 2019, sales and marketing expenses increased from the comparable prior year period by $17.2 million due to a $14.7 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $2.5 million increase in marketing and advertising expense.  The increase in employee-related expenses included a $1.8 million increase in non-cash stock-based compensation expense.

Research and Development

During the three months ended June 30, 2019, research and development expenses increased from the comparable prior year period due to a $6.0 million increase in employee-related expenses, including a $0.2 million increase in non-cash stock-based compensation expense.  During the six months ended June 30, 2019, research and development expenses increased from the comparable prior year period due to a $13.3 million increase in employee-related expenses, including a $1.0 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures, and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Capitalized portion of research and development	$6,697	$4,570	47%	$15,637	$11,208	40%
Expensed portion of research and development	16,775	10,731	56%	35,264	21,981	60%
Total research and development costs	$23,472	$15,301	53%	$50,901	$33,189	53%

General and Administrative

During the three months ended June 30, 2019, general and administrative expenses increased $8.5 million from the comparable prior year period primarily due to an increase in employee-related expenses, which included a $0.8 million increase in non-cash stock-based compensation expense.

During the six months ended June 30, 2019, general and administrative expenses increased $21.0 million from the comparable prior year period primarily due to an increase in employee-related expenses, which included a $7.0 million increase in non-cash stock-based compensation expense.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Non-cash stock-based compensation expense
Operating expenses	$309	$391	-21%	$3,205	$3,259	-2%
Sales and marketing	2,526	1,449	74%	5,109	3,356	52%
Research and development	505	267	89%	3,551	2,514	41%
General and administrative	2,257	1,431	58%	24,803	17,847	39%
Total non-cash stock-based compensation expense	$5,597	$3,538		$36,668	$26,976

During the three months ended June 30, 2019, our non-cash stock-based compensation expense increased $2.1 million from the comparable prior year period primarily due to the issuance of restricted stock in the first half of 2019.  During the six months ended June 30, 2019, our non-cash stock-based compensation expense increased $9.7 million from the comparable prior year period primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2019, which exceeded expenses associated with the accelerated vesting of restricted stock subject to market-based vesting conditions in 2018.

Depreciation and Amortization

During the three and six months ended June 30, 2019, depreciation and amortization expense increased from the comparable prior year period primarily due to placing our fourth headquarters building in service in June 2018 and the development of additional technology and purchases of other assets.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2019 was due to the capitalization of interest related to the ongoing construction of our fourth headquarters building during the comparable prior year period.

Other Income (Expense), net

The decrease in other income, net for the three and six months ended June 30, 2019 was primarily due to the decrease in the fair value of our interest rate swap as compared to the three and six months ended June 30, 2018.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The decrease in the provision for income taxes for the three and six months ended June 30, 2019, which resulted in lower effective tax rates in both periods, was primarily due to an increase in excess tax benefits from stock-based compensation related to vesting events.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents.  Additionally, we maintain a senior secured revolving credit facility (the “Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances.  The Facility provides us the ability to borrow funds in the aggregate principal amount of $75.0 million, which may be increased up to $125.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  We believe our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

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

Term Credit Agreement.  On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) pursuant to which JPMorgan Chase Bank, N.A, Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either

(a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of June 30, 2019, our indebtedness consisted solely of Term Loans made under the Term Credit Agreement.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on their capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of June 30, 2019, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement.  In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the three and six months ended June 30, 2019, we recognized a loss of $0.8 million and $1.4 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

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

During the six months ended June 30, 2019, we repurchased an aggregate of 202,492 shares of common stock for an aggregate cost of $38.4 million to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock, as discussed below.  As of June 30, 2019, there was $123.5 million available for repurchases.  The stock repurchase plan will expire on November 19, 2020.

Withholding Shares to Cover Taxes.  During the six months ended June 30, 2019, we withheld 202,492 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in a cash expenditure of $38.4 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We are currently focused on the ongoing construction of our new Texas operations facility in Grapevine, Texas.  Capital expenditures related to the construction of the facility began in the second quarter of 2019.  Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change %
Net cash provided by (used in):
Operating activities	$122,768	$99,864	23%
Investing activities	(46,930)	(61,275)	-23%
Financing activities	119,688	(248,845)	-148%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$195,526	$(210,256)	-193%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2019 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the six months ended June 30, 2018, our operating cash flows for the six months ended June 30, 2019 were positively impacted by the growth of our business.

Investing Activities

Cash flows from investing activities for the six months ended June 30, 2019 increased from the comparable prior year period due to a $54.5 million decrease in purchases of short-term investments from funds held for clients, partially offset by a $37.3 million decrease in proceeds from maturities of short-term investments from funds held for clients and a $2.8 million increase in cash used for purchases of property and equipment primarily related to the development of additional technology and purchases of other assets.

Financing Activities

Cash flows from financing activities for the six months ended June 30, 2019 increased from the comparable prior year period primarily due to the impact of $347.9 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Additionally, cash flows from financing activities were positively impacted by a $41.7 million decrease in repurchases of common stock and a less than $0.1 million decrease in the payment of debt issuance costs.  These cash flows provided by financing activities were partially offset by a $20.2 million increase in withholding taxes paid related to net share settlements and a $0.9 million increase in payments on long-term debt.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of Accounting Pronouncements

Discussion of our adoption of ASU 2016-02 and ASU 2016-18 can be found in Note 2 and Note 6 in “Part I, Financial Information – Item 1. Financial Statements” in this Form 10-Q.

Non-GAAP Financial Measures

Management uses adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any) and the change in fair value of our interest rate swap and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any) and the change in fair value of our interest rate swap, all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making.  We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP.  In addition, adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes.  Management believes that the non-GAAP measures presented in this Form 10-Q, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income to adjusted EBITDA:
Net income	$48,762	$35,722	$96,044	$76,882
Interest expense	258	34	534	34
Provision for income taxes	3,603	7,796	18,433	18,686
Depreciation and amortization	10,328	6,713	19,675	12,782
EBITDA	62,951	50,265	134,686	108,384
Non-cash stock-based compensation expense	5,597	3,538	36,668	26,976
Change in fair value of interest rate swap	833	(324)	1,372	(1,141)
Adjusted EBITDA	$69,381	$53,479	$172,726	$134,219

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income to non-GAAP net income:
Net income	$48,762	$35,722	$96,044	$76,882
Non-cash stock-based compensation expense	5,597	3,538	36,668	26,976
Change in fair value of interest rate swap	833	(324)	1,372	(1,141)
Income tax effect on non-GAAP adjustments	(11,457)	(4,126)	(21,099)	(12,139)
Non-GAAP net income	$43,735	$34,810	$112,985	$90,578

Weighted average shares outstanding:
Basic	57,569	57,837	57,464	57,815
Diluted	58,410	58,721	58,396	58,767

Earnings per share, basic	$0.85	$0.62	$1.67	$1.33
Earnings per share, diluted	$0.83	$0.61	$1.64	$1.31
Non-GAAP net income per share, basic	$0.76	$0.60	$1.97	$1.57
Non-GAAP net income per share, diluted	$0.75	$0.59	$1.93	$1.54

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.85	$0.62	$1.67	$1.33
Non-cash stock-based compensation expense	0.10	0.06	0.64	0.47
Change in fair value of interest rate swap	0.01	(0.01)	0.02	(0.02)
Income tax effect on non-GAAP adjustments	(0.20)	(0.07)	(0.36)	(0.21)
Non-GAAP net income per share, basic	$0.76	$0.60	$1.97	$1.57

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.83	$0.61	$1.64	$1.31
Non-cash stock-based compensation expense	0.10	0.06	0.63	0.46
Change in fair value of interest rate swap	0.01	(0.01)	0.02	(0.02)
Income tax effect on non-GAAP adjustments	(0.19)	(0.07)	(0.36)	(0.21)
Non-GAAP net income per share, diluted	$0.75	$0.59	$1.93	$1.54

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $94.8 million as of June 30, 2019. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2019, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

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

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million.  Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of June 30, 2019, we have not made any draws under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K.

Privacy concerns and laws or other regulations may reduce the effectiveness of our applications.

Our applications are subject to various complex laws and regulations on the federal, state and local levels, including those governing data privacy, which has become a significant issue globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, state data breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”).  The CCPA provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures and the IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. Further, because some of our clients have establishments in the European Union, GDPR may impact our processing of certain client and employee information.  Failure to comply with privacy laws and regulations could result in increased exposure to the risk of litigation or the imposition of consent orders or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition.  Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. For example, on March 11, 2019, two former employees of one of our clients, individually and on behalf of others similarly situated, filed a complaint against our client and us in the Circuit Court of Cook County, Illinois County Department, Chancery Division, alleging that we and our client violated the IBIPA in connection with the collection, storage and use of fingerprint scans taken by biometric time clocks that we lease to the client. While we believe the lawsuit is without merit and intend to defend it vigorously, even if we are ultimately successful in our defense, we will need to spend money, time and attention to defend against the complaint.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2019(2)	28.3	$191.43	28.3	$136,900
May 1 - 31, 2019(2)	64.1	$208.03	64.1	$123,500
June 1 - 30, 2019	—	$—	—	$123,500
Total	92.4		92.4

(1)

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

Exhibit No.	Description

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

10.1

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

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_9.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_7.htm

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: August 1, 2019	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)