Form 10-Q
period 2019-09-30
Paycom Software, Inc.
filed 2019-10-31
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 24, 2019, there were 58,399,009 shares of common stock, par value of $0.01 per share, outstanding, including 741,604 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,127	$45,718
Accounts receivable	2,609	3,414
Prepaid expenses	12,724	7,658
Inventory	700	797
Income tax receivable	9,512	3,962
Deferred contract costs	43,385	35,286
Current assets before funds held for clients	177,057	96,835
Funds held for clients	835,918	967,787
Total current assets	1,012,975	1,064,622
Property and equipment, net	224,035	176,962
Goodwill	51,889	51,889
Long-term deferred contract costs	272,783	225,459
Other assets	30,345	2,994
Total assets	$1,592,027	$1,521,926
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,693	$6,288
Accrued commissions and bonuses	8,432	10,671
Accrued payroll and vacation	17,672	10,741
Deferred revenue	10,634	8,980
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	39,354	22,440
Current liabilities before client funds obligation	82,560	60,895
Client funds obligation	835,918	967,787
Total current liabilities	918,478	1,028,682
Deferred income tax liabilities, net	85,921	70,206
Long-term deferred revenue	62,731	55,671
Net long-term debt, less current portion	31,293	32,614
Other long-term liabilities	18,706	—
Total long-term liabilities	198,651	158,491
Total liabilities	1,117,129	1,187,173
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,346 and 60,747 shares issued at September 30, 2019 and December 31, 2018, respectively; 57,657 and 57,277 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	612	607
Additional paid-in capital	250,853	203,680
Retained earnings	530,786	395,590
Treasury stock, at cost (3,688 and 3,470 shares at September 30, 2019 and December 31, 2018, respectively)	(307,353)	(265,124)
Total stockholders' equity	474,898	334,753
Total liabilities and stockholders' equity	$1,592,027	$1,521,926

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Recurring	$171,405	$130,830	$534,267	$409,324
Implementation and other	3,601	2,458	9,995	6,680
Total revenues	175,006	133,288	544,262	416,004
Cost of revenues
Operating expenses	21,088	18,158	66,153	56,403
Depreciation and amortization	5,304	3,967	14,796	10,258
Total cost of revenues	26,392	22,125	80,949	66,661
Administrative expenses
Sales and marketing	47,060	37,183	128,280	101,182
Research and development	19,605	11,526	54,869	33,507
General and administrative	25,728	22,048	98,386	73,700
Depreciation and amortization	5,665	4,161	15,848	10,652
Total administrative expenses	98,058	74,918	297,383	219,041
Total operating expenses	124,450	97,043	378,332	285,702
Operating income	50,556	36,245	165,930	130,302
Interest expense	(260)	(384)	(794)	(418)
Other income (expense), net	195	583	(168)	2,128
Income before income taxes	50,491	36,444	164,968	132,012
Provision for income taxes	11,339	7,675	29,772	26,361
Net income	$39,152	$28,769	$135,196	$105,651
Earnings per share, basic	$0.68	$0.50	$2.35	$1.83
Earnings per share, diluted	$0.67	$0.49	$2.31	$1.80
Weighted average shares outstanding:
Basic	57,654	57,727	57,528	57,785
Diluted	58,383	58,545	58,403	58,724

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	280	2	(2)	—	—	—	—
Stock-based compensation	—	—	36,187	—	—	—	36,187
Repurchases of common stock	—	—	—	—	110	(19,669)	(19,669)
Net income	—	—	—	47,282	—	—	47,282
Balances at March 31, 2019	61,027	$609	$239,865	$442,872	3,580	$(284,793)	$398,553
Vesting of restricted stock	275	3	(3)	—	—	—	—
Stock-based compensation	—	—	6,207	—	—	—	6,207
Repurchases of common stock	—	—	—	—	92	(18,760)	(18,760)
Net income	—	—	—	48,762	—	—	48,762
Balances at June 30, 2019	61,302	$612	$246,069	$491,634	3,672	$(303,553)	$434,762
Vesting of restricted stock	44	—	—	—	—	—	—
Stock-based compensation	—	—	4,784	—	—	—	4,784
Repurchases of common stock	—	—	—	—	16	(3,800)	(3,800)
Net income	—	—	—	39,152	—	—	39,152
Balances at September 30, 2019	61,346	612	250,853	530,786	3,688	(307,353)	$474,898

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2017	60,149	$601	$161,809	$258,525	2,361	$(139,688)	$281,247
Vesting of restricted stock	298	3	(3)	—	—	—	—
Stock-based compensation	—	—	27,496	—	—	—	27,496
Repurchases of common stock	—	—	—	—	169	(16,870)	(16,870)
Net income	—	—	—	41,160	—	—	41,160
Balances at March 31, 2018	60,447	$604	$189,302	$299,685	2,530	$(156,558)	$333,033
Vesting of restricted stock	192	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,988	—	—	—	3,988
Repurchases of common stock	—	—	—	—	408	(43,005)	(43,005)
Net income	—	—	—	35,722	—	—	35,722
Balances at June 30, 2018	60,639	$606	$193,288	$335,407	2,938	$(199,563)	$329,738
Vesting of restricted stock	59	—	—	—	—	—	—
Stock-based compensation	—	—	4,967	—	—	—	4,967
Repurchases of common stock	—	—	—	—	30	(3,097)	(3,097)
Net income	—	—	—	28,769	—	—	28,769
Balances at September 30, 2018	60,698	$606	$198,255	$364,176	2,968	$(202,660)	$360,377

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018(1)
Cash flows from operating activities
Net income	$135,196	$105,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,644	20,910
Accretion of discounts on available-for-sale securities	(646)	(860)
Amortization of debt issuance costs	26	24
Stock-based compensation expense	41,122	31,508
Cash paid for derivative settlement	(26)	(168)
(Gain)/loss on derivative	1,789	(1,259)
Deferred income taxes, net	15,715	15,077
Changes in operating assets and liabilities:
Accounts receivable	805	(637)
Prepaid expenses	(5,066)	(2,952)
Inventory	(181)	(56)
Other assets	(2,367)	(111)
Deferred contract costs	(53,654)	(39,881)
Accounts payable	(970)	1,789
Income taxes, net	(5,550)	591
Accrued commissions and bonuses	(2,239)	(3,131)
Accrued payroll and vacation	6,931	5,922
Deferred revenue	8,714	9,190
Accrued expenses and other current liabilities	6,176	4,242
Net cash provided by operating activities	176,419	145,849
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(61,268)	(137,614)
Proceeds from maturities of short-term investments from funds held for clients	54,200	95,500
Purchases of property and equipment	(71,080)	(44,264)
Net cash used in investing activities	(78,148)	(86,378)
Cash flows from financing activities
Repurchases of common stock	—	(42,857)
Withholding taxes paid related to net share settlement	(42,229)	(20,115)
Payments on long-term debt	(1,331)	(444)
Net change in client funds obligation	(131,869)	(186,454)
Payment of debt issuance costs	(16)	(58)
Net cash used in financing activities	(175,445)	(249,928)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(77,174)	(190,457)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	986,464	1,098,860
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$909,290	$908,403

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	108,127	85,048
Restricted cash included in funds held for clients	801,163	823,355
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$909,290	$908,403

(1) Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” See Note 2 for a summary of reclassifications and adjustments.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of September 30, 2019 and our consolidated statements of income, stockholders’ equity and cash flows for the three and nine months ended September 30, 2019 and 2018.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Form 10-K.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. In addition, the amendments provide that disclosure requirements related to the analysis of stockholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of stockholders' equity presented in the balance sheet is provided in the consolidated statement of stockholders’ equity.

During the three months ended June 30, 2019, we adopted ASU 2016-18, which was effective on January 1, 2018.  This guidance requires that the consolidated statements of cash flows explain the change during the reporting period of the totals of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.  Accordingly, we applied the guidance using the retrospective transition method to each period presented, which adjusted the consolidated statements of cash flows to include restricted cash held to satisfy client funds obligations, as a component of cash, cash equivalents, restricted cash and restricted cash equivalents.

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

The following tables present the unaudited consolidated statements of cash flows line items after giving effect to the adoption of ASU 2016-18:

	Nine Months Ended September 30, 2018

	As previously reported	ASU 2016-18 adjustments	As adjusted
Cash flows from operating activities
Net cash provided by operating activities	$145,849	$—	$145,849
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(137,561)	(53)	(137,614)
Proceeds from maturities of short-term investments from funds held for clients	95,500	—	95,500
Net change in funds held for clients	229,375	(229,375)	—
Purchases of property and equipment	(44,264)	—	(44,264)
Net cash provided by (used in) investing activities	143,050	(229,428)	(86,378)
Cash flows from financing activities
Net cash used in financing activities	(249,928)	—	(249,928)
Total increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	38,971	(229,428)	(190,457)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Beginning of period	46,077	1,052,783	1,098,860
End of period	$85,048	$823,355	$908,403

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recognized in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date.  As of September 30, 2019 and December 31, 2018, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  Most recently, in November 2018, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock.  As of September 30, 2019, there was $119.7 million available for repurchases under our stock repurchase plan.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on November 19, 2020.

During the nine months ended September 30, 2019, we repurchased an aggregate of 218,446 shares of our common stock at an average cost of $193.32 per share to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”).  ASU 2018-13 modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will not have a material impact on the consolidated financial statements.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Changes in deferred revenue related to material right performance obligations as of September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$70,004	$57,189	$64,651	$51,624
Deferral of revenue	6,631	5,643	17,651	14,902
Recognition of unearned revenue	(3,270)	(2,018)	(8,937)	(5,712)
Balance, end of period	$73,365	$60,814	$73,365	$60,814

We expect to recognize $2.8 million of deferred revenue related to material right performance obligations in the remainder of 2019, $10.5 million of such deferred revenue in 2020, and $60.1 million of such deferred revenue thereafter.

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

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$178,445	$11,315	$(6,321)	$183,439
Costs to fulfill a contract	$121,664	$15,323	$(4,258)	$132,729

	As of and for the Three Months Ended September 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$140,119	$10,595	$(4,855)	$145,859
Costs to fulfill a contract	$87,199	$9,730	$(3,001)	$93,928

	As of and for the Nine Months Ended September 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$42,513	$(18,063)	$183,439
Costs to fulfill a contract	$101,756	$42,614	$(11,641)	$132,729

	As of and for the Nine Months Ended September 30, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$126,207	$33,565	$(13,913)	$145,859
Costs to fulfill a contract	$72,061	$30,156	$(8,289)	$93,928

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2019	December 31, 2018
Property and equipment
Buildings	$101,681	$101,421
Software and capitalized software costs	90,606	66,634
Computer equipment	54,208	39,492
Rental clocks	19,829	16,950
Furniture, fixtures and equipment	17,848	16,474
Other	6,126	1,348
	290,298	242,319
Less: accumulated depreciation and amortization	(113,437)	(82,969)
	176,861	159,350
Construction in progress	18,140	8,589
Land	29,034	9,023
Property and equipment, net	$224,035	$176,962

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three and nine months ended September 30, 2019, we capitalized $7.1 million and $22.7 million, respectively, of computer software development costs related to software developed for internal use.  For the three and nine months ended September 30, 2018, we capitalized $5.2 million and $16.4 million, respectively, of computer software developments costs related to software developed for internal use.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Included in the construction in progress balance at September 30, 2019 and December 31, 2018 is $1.0 million and $0.1 million in retainage, respectively.

We capitalize interest incurred for indebtedness related to construction in progress.  For the three and nine months ended September 30, 2019, we incurred interest costs of $0.3 million and $1.1 million, respectively, of which we capitalized $0.2 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2018, we incurred interest costs of $0.4 million and $1.2 million, respectively, of which we capitalized less than $0.1 million and $0.8 million, respectively.

Depreciation and amortization expense for property and equipment was $10.9 million and $30.5 million, respectively, for the three and nine months ended September 30, 2019.  Depreciation and amortization expense for property and equipment was $8.1 million and $20.8 million, respectively, for the three and nine months ended September 30, 2018.
5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2019 and December 31, 2018, goodwill was $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2019.  As of September 30, 2019 and December 31, 2018, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets, which are included in Other assets in our consolidated balance sheets:

	September 30, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.8	$3,194	$(2,608)	$586
Total		$3,194	$(2,608)	$586

	December 31, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	3.5	$3,194	$(2,449)	$745
Total		$3,194	$(2,449)	$745

The weighted average remaining useful life of our intangible assets was 2.8 years as of September 30, 2019.  Amortization of intangible assets for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively.  Amortization of intangible assets for the three and nine months ended September 30, 2018 was $0.1 million and $0.2 million, respectively.

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

Lease assets of $25.3 million as of September 30, 2019 were included in Other assets in our consolidated balance sheets, which included a $1.5 million reduction to Other Assets for deferred rent.  When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related lease expense on a straight-line basis and record the difference between the lease expense and the amount payable under the lease as an adjustment to the right-of-use asset. Short-term lease liabilities of $9.6 million as of September 30, 2019 were included in Accrued expenses and other current liabilities in our consolidated balance sheets.  In addition, long-term lease liabilities of $17.2 million as of September 30, 2019 were recognized in Other long-term liabilities in our consolidated balance sheets.

Rent expense associated with operating leases for the three and nine months ended September 30, 2019 was $2.6 million and $7.4 million, respectively.  Rent expense associated with operating leases for the three and nine months ended September 30, 2018 was $1.9 million and $5.5 million, respectively.  Cash paid for amounts included in the measurement of our operating lease liabilities was $2.7 million and $7.4 million for the three and nine months ended September 30, 2019, respectively.

Because no implicit discount rates for our leases could be readily determined, the Company elected to use an estimated incremental borrowing rate to determine the present value of our leases.  The weighted average discount rate related to our portfolio of leases at September 30, 2019 was 4.1%.  The average remaining lease term for our leases was 2.8 years as of September 30, 2019.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of September 30, 2019 were as follows:

2019	$2,526
2020	9,570
2021	6,397
2022	5,314
2023	3,666
Thereafter	1,382
Total undiscounted cash flows	$28,855
Present value discount	(2,027)
Lease liabilities	$26,828

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.  As of September 30, 2019, the present value of the operating lease liabilities that had not yet commenced was $5.0 million.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

7.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Net term note to bank due September 7, 2025	$33,068	$34,389
Total long-term debt, net (including current portion)	33,068	34,389
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$31,293	$32,614

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As of September 30, 2019, our indebtedness of $31.3 million consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both September 30, 2019 and December 31, 2018 are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of September 30, 2019, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of September 30, 2019, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.  As of September 30, 2019, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of September 30, 2019 and December 31, 2018, the carrying value of our total long-term debt approximated its fair value as of such date.  The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the three and nine months ended September 30, 2019, we recorded a loss of $0.4 million and $1.8 million, respectively, for the change in fair value of the interest rate swap.  For the three and nine months ended September 30, 2018, we recognized a gain of $0.3 million and $1.4 million, respectively, for the change in fair value of the interest rate swap.

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  As of September 30, 2019 and December 31, 2018, all available-for-sale securities and certificates of deposit were due in one year or less.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$34,755	$—	$34,755
Liabilities:
Interest rate swap	$—	$1,746	$—	$1,746

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$21,041	$—	$21,041
Certificates of deposit	$—	$6,000	$—	$6,000
Interest rate swap	$—	$17	$—	$17

10.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $1.5 million and $4.8 million for the three and nine months ended September 30, 2019, respectively.  Matching contributions were $1.2 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares.  Eligible employees purchased 39,137 and 46,508 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2019 and 2018, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.4 million and $1.3 million for the three and nine months ended September 30, 2019, respectively.  Our compensation expense related to the ESPP was $0.4 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$39,152	$28,769	$135,196	$105,651
Less: income allocable to participating securities	(18)	(36)	(62)	(134)
Income allocable to common shares	$39,134	$28,733	$135,134	$105,517
Add back: undistributed earnings allocable to participating securities	$18	$36	$62	$134
Less: undistributed earnings reallocated to participating securities	(18)	(36)	(61)	(132)
Numerator for diluted earnings per share	$39,134	$28,733	$135,135	$105,519
Denominator:
Basic weighted average shares outstanding	57,654	57,727	57,528	57,785
Dilutive effect of unvested restricted stock	729	818	875	939
Diluted weighted average shares outstanding	58,383	58,545	58,403	58,724
Earnings per share:
Basic	$0.68	$0.50	$2.35	$1.83
Diluted	$0.67	$0.49	$2.31	$1.80

12.	STOCK-BASED COMPENSATION

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2019:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2018	806.5	$67.54	—	$—
Granted	338.9	151.10	281.0	102.76
Vested	(318.5)	64.06	(280.4)	102.76
Forfeited	(77.8)	85.82	(0.6)	102.57
Unvested shares of restricted stock outstanding at September 30, 2019	749.1	$104.92	—	$—

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

The following table summarizes vesting activity for Market-Based Shares during the nine months ended September 30, 2019, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

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

For the three and nine months ended September 30, 2019, our total compensation expense related to restricted stock was $4.5 million and $41.1 million, respectively.  For the three and nine months ended September 30, 2018, our total compensation expense related to restricted stock was $4.5 million and $31.5 million, respectively.  There was $62.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of September 30, 2019. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 2.4 years as of September 30, 2019.

We capitalized stock-based compensation costs related to software developed for internal use of $0.3 million and $4.3 million for the three and nine months ended September 30, 2019, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of $0.4 million and $3.3 million for the three and nine months ended September 30, 2018, respectively.

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

The Company’s effective income tax rate was 18.0% and 20.0% for the nine months ended September 30, 2019 and 2018, respectively. The lower effective tax rate for the nine months ended September 30, 2019 is primarily related to an increase in excess tax benefits from stock-based compensation related to vesting events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2019, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2019 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2018, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when each client pays its employees, which is either weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2019.  Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

Our target client size range is 50 to 5,000 employees.  While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations, increased the number of applications we offer and gained traction with larger companies.  We believe larger employers represent a substantial opportunity to increase the number of potential clients and to increase our revenues per client, with limited incremental cost to us.  Because we charge our clients on a per-employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations.  We expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market.

We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services.  Those collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days.  We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees.  We expect interest earned on funds held for clients will increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients; however, the amount of interest we earn can be positively or negatively impacted by changes in interest rates.

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases.  In April 2019, we commenced construction of a new, expanded operations facility in Grapevine, Texas.  On August 5, 2019, we purchased 107.5 acres of land adjacent to our corporate headquarters in Oklahoma City for $19.2 million.  While there are no immediate plans for development, we expect a portion of this land will be utilized to facilitate our growth in the future.

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended September 30, 2019 and 2018, our total gross margins were approximately 85% and 83%, respectively.  For the nine months ended September 30, 2019 and 2018, our total gross margins were 85% and 84%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019		2018		% Change	2019		2018		% Change
Revenues
Recurring	$171,405	97.9%	$130,830	98.2%	31%	$534,267	98.2%	$409,324	98.4%	31%
Implementation and other	3,601	2.1%	2,458	1.8%	47%	9,995	1.8%	6,680	1.6%	50%
Total revenues	175,006	100.0%	133,288	100.0%	31%	544,262	100.0%	416,004	100.0%	31%
Cost of revenues
Operating expenses	21,088	12.1%	18,158	13.6%	16%	66,153	12.2%	56,403	13.6%	17%
Depreciation and amortization	5,304	3.0%	3,967	3.0%	34%	14,796	2.7%	10,258	2.4%	44%
Total cost of revenues	26,392	15.1%	22,125	16.6%	19%	80,949	14.9%	66,661	16.0%	21%
Administrative expenses
Sales and marketing	47,060	26.9%	37,183	27.9%	27%	128,280	23.6%	101,182	24.3%	27%
Research and development	19,605	11.2%	11,526	8.7%	70%	54,869	10.1%	33,507	8.1%	64%
General and administrative	25,728	14.7%	22,048	16.5%	17%	98,386	18.0%	73,700	17.7%	33%
Depreciation and amortization	5,665	3.2%	4,161	3.1%	36%	15,848	2.9%	10,652	2.6%	49%
Total administrative expenses	98,058	56.0%	74,918	56.2%	31%	297,383	54.6%	219,041	52.7%	36%
Total operating expenses	124,450	71.1%	97,043	72.8%	28%	378,332	69.5%	285,702	68.7%	32%
Operating income	50,556	28.9%	36,245	27.2%	39%	165,930	30.5%	130,302	31.3%	27%
Interest expense	(260)	-0.1%	(384)	-0.3%	-32%	(794)	-0.1%	(418)	-0.1%	90%
Other income (expense), net	195	0.1%	583	0.4%	-67%	(168)	-0.1%	2,128	0.5%	-108%
Income before income taxes	50,491	28.9%	36,444	27.3%	39%	164,968	30.3%	132,012	31.7%	25%
Provision for income taxes	11,339	6.5%	7,675	5.7%	48%	29,772	5.5%	26,361	6.3%	13%
Net income	$39,152	22.4%	$28,769	21.6%	36%	$135,196	24.8%	$105,651	25.4%	28%

Revenues

The increase in total revenues for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) contributions from new sales offices opened in 2018 that are progressing to maturity, (iii) the sale of additional applications to our existing clients and (iv) higher average interest rates earned on increased balances of funds held for clients.  In addition, the strong performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the nine months ended September 30, 2019 as compared to the same period in 2018.

The increase in implementation and other revenues for the three and nine months ended September 30, 2019 from the same periods in 2018 was primarily the result of the recognition of additional non-refundable conversion fees that are charged to new clients.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended September 30, 2019, cost of revenues increased from the comparable prior year period by $4.3 million primarily due to an increase in operating expenses resulting from a $2.4 million increase in expenses attributable to growth in the number of operating personnel and a $0.4 million increase in shipping and automated clearing house fees related to the increase in revenues.  Additionally, depreciation and amortization expense increased $1.3 million, or 34%, primarily due to the development of additional technology and purchases of other related fixed assets.

During the nine months ended September 30, 2019, cost of revenues increased from the comparable prior year period $14.3 million primarily due to an increase in operating expenses resulting from a $6.2 million increase in expenses attributable to growth in the number of operating personnel and a $3.3 million increase in shipping and automated clearing house fees related to the increase in revenues.  Additionally, depreciation and amortization expense increased $4.5 million, or 44%, primarily due to the development of additional technology and purchases of other related fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2019, sales and marketing expenses increased from the comparable prior year period by $9.9 million due to a $4.9 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $5.0 million increase in marketing and advertising expense.  The increase in employee-related expenses was partially offset by a $1.6 million decrease in non-cash stock-based compensation expense.

During the nine months ended September 30, 2019, sales and marketing expenses increased from the comparable prior year period by $27.1 million due to a $19.6 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $7.5 million increase in marketing and advertising expense.  The increase in employee-related expenses included a $0.1 million increase in non-cash stock-based compensation expense.

Research and Development

During the three months ended September 30, 2019, research and development expenses increased from the comparable prior year period due to an $8.1 million increase in employee-related expenses, including a $1.3 million increase in non-cash stock-based compensation expense.  During the nine months ended September 30, 2019, research and development expenses increased from the comparable prior year period due to a $21.4 million increase in employee-related expenses, including a $2.4 million increase in non-cash stock-based compensation expense.

As we continue the ongoing development of our platform and product offerings, we generally expect research and development expenses (exclusive of stock-based compensation) to continue to increase, particularly as we hire more personnel to support our growth.  While we expect this trend to continue on an absolute dollar basis and as a percentage of total revenues, we also anticipate the rate of increase to decline over time as we leverage our growth and realize additional economies of scale.  As is customary for our business, we also expect fluctuations in research and development expense as a percentage of revenue on a quarter-to-quarter basis due to seasonal revenue trends, the introduction of new products, the amount and timing of research and development costs that may be capitalized and the timing of onboarding new hires and restricted stock vesting events.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Capitalized portion of research and development	$7,089	$5,211	36%	$22,726	$16,419	38%
Expensed portion of research and development	19,605	11,526	70%	54,869	33,507	64%
Total research and development costs	$26,694	$16,737	59%	$77,595	$49,926	55%

General and Administrative

During the three months ended September 30, 2019, general and administrative expenses increased $3.7 million from the comparable prior year period primarily due to an increase in employee-related expenses, which was partially offset by a $0.2 million decrease in non-cash stock-based compensation expense.

During the nine months ended September 30, 2019, general and administrative expenses increased $24.7 million from the comparable prior year period primarily due to an increase in employee-related expenses, which included a $6.8 million increase in non-cash stock-based compensation expense.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Non-cash stock-based compensation expense
Operating expenses	$750	$332	126%	$3,955	$3,591	10%
Sales and marketing	344	1,976	-83%	5,453	5,332	2%
Research and development	1,586	248	540%	5,137	2,762	86%
General and administrative	1,774	1,953	-9%	26,577	19,800	34%
Total non-cash stock-based compensation expense	$4,454	$4,509		$41,122	$31,485

During the three months ended September 30, 2019, our non-cash stock-based compensation expense decreased $0.1 million from the comparable prior year period.  During the nine months ended September 30, 2019, our non-cash stock-based compensation expense increased $9.6 million from the comparable prior year period primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2019, which exceeded expenses associated with the accelerated vesting of restricted stock subject to market-based vesting conditions in 2018.

Depreciation and Amortization

During the three and nine months ended September 30, 2019, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The changes in interest expense for the three and nine months ended September 30, 2019 were due to the amount of capitalized interest related to the timing of our construction projects with our expanded operations facility in Grapevine, Texas and our fourth headquarters building.

Other Income (Expense), net

The decrease in other income, net for the three and nine months ended September 30, 2019 was primarily due to the decrease in the fair value of our interest rate swap as compared to the three and nine months ended September 30, 2018.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in estimating operating income in order to determine our effective income tax rate.  The lower effective tax rate for the nine months ended September 30, 2019 is primarily related to an increase of excess tax benefits from stock-based compensation related to vesting events.

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

Term Credit Agreement.  On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) pursuant to which JPMorgan Chase Bank, N.A, Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of September 30, 2019, our indebtedness consisted solely of Term Loans made under the Term Credit Agreement.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of September 30, 2019, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement.  In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the three and nine months ended September 30, 2019, we recognized a loss of $0.4 million and $1.8 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for the Facility in the aggregate principal amount of $50.0 million (the “Revolving Commitment”), which could be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility was scheduled to mature on February 12, 2020.  On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement (the “First Amendment”).  Pursuant to First Amendment, Wells Fargo Bank, N.A. was added as a lender and the Revolving Commitment was increased to $75.0 million, which may be further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions and the scheduled maturity date of the Facility was extended to April 15, 2022.

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

During the nine months ended September 30, 2019, we repurchased an aggregate of 218,446 shares of common stock for an aggregate cost of $42.2 million to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock, as discussed below.  As of September 30, 2019, there was $119.7 million available for repurchases.  The stock repurchase plan will expire on November 19, 2020.

Withholding Shares to Cover Taxes.  During the nine months ended September 30, 2019, we withheld 218,446 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in a cash expenditure of $42.2 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change %
Net cash provided by (used in):
Operating activities	$176,419	$145,849	21%
Investing activities	(78,148)	(86,378)	-10%
Financing activities	(175,445)	(249,928)	-30%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(77,174)	$(190,457)	-59%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the nine months ended September 30, 2018, our operating cash flows for the nine months ended September 30, 2019 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2019 decreased from the comparable prior year period due to a $76.3 million decrease in purchases of short-term investments from funds held for clients.  The decrease in investing activities was partially offset by a $41.3 million decrease in proceeds from maturities of short-term investments from funds held for clients and a $26.8 million increase in cash used for purchases of property and equipment, which was primarily related to the land purchase related to our corporate headquarters expansion.

Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2019 decreased from the comparable prior year period primarily due to the impact of $54.6 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Additionally, cash flows from financing activities were positively impacted by a $42.9 million decrease in repurchases of common stock and a less than $0.1 million decrease in the payment of debt issuance costs.  These cash flows provided by financing activities were partially offset by a $22.1 million increase in withholding taxes paid related to net share settlements and a $0.9 million increase in payments on long-term debt.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income to adjusted EBITDA:
Net income	$39,152	$28,769	$135,196	$105,651
Interest expense	260	384	794	418
Provision for income taxes	11,339	7,675	29,772	26,361
Depreciation and amortization	10,969	8,128	30,644	20,910
EBITDA	61,720	44,956	196,406	153,340
Non-cash stock-based compensation expense	4,454	4,509	41,122	31,485
Change in fair value of interest rate swap	391	(285)	1,763	(1,427)
Adjusted EBITDA	$66,565	$49,180	$239,291	$183,398

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income to non-GAAP net income:
Net income	$39,152	$28,769	$135,196	$105,651
Non-cash stock-based compensation expense	4,454	4,509	41,122	31,485
Change in fair value of interest rate swap	391	(285)	1,763	(1,427)
Income tax effect on non-GAAP adjustments	(2,875)	(2,374)	(23,974)	(14,512)
Non-GAAP net income	$41,122	$30,619	$154,107	$121,197

Weighted average shares outstanding:
Basic	57,654	57,727	57,528	57,785
Diluted	58,383	58,545	58,403	58,724

Earnings per share, basic	$0.68	$0.50	$2.35	$1.83
Earnings per share, diluted	$0.67	$0.49	$2.31	$1.80
Non-GAAP net income per share, basic	$0.71	$0.53	$2.68	$2.10
Non-GAAP net income per share, diluted	$0.70	$0.52	$2.64	$2.06

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.68	$0.50	$2.35	$1.83
Non-cash stock-based compensation expense	0.08	0.08	0.71	0.54
Change in fair value of interest rate swap	0.01	(0.01)	0.03	(0.02)
Income tax effect on non-GAAP adjustments	(0.06)	(0.04)	(0.41)	(0.25)
Non-GAAP net income per share, basic	$0.71	$0.53	$2.68	$2.10

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.67	$0.49	$2.31	$1.80
Non-cash stock-based compensation expense	0.08	0.08	0.70	0.54
Change in fair value of interest rate swap	0.01	(0.01)	0.03	(0.03)
Income tax effect on non-GAAP adjustments	(0.06)	(0.04)	(0.40)	(0.25)
Non-GAAP net income per share, diluted	$0.70	$0.52	$2.64	$2.06

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $108.1 million as of September 30, 2019. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2019, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

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

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million.  Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of September 30, 2019, we have not made any draws under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our applications are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy, which have become significant issues globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the Affordable Care Act, federal and state labor and employment laws, state data breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”).  The CCPA provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures, and the IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. Further, because some of our clients have establishments in the European Union, the E.U. General Data Protection Regulation, or GDPR, may impact our processing of certain client and employee information.  Failure to comply with data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition.  Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. For example, on March 11, 2019, two former employees of one of our clients, individually and on behalf of others similarly situated, filed a complaint against our client and us in the Circuit Court of Cook County, Illinois County Department, Chancery Division, alleging that we and our client violated the IBIPA in connection with the alleged collection, storage and use of information taken by biometric time clocks that we lease to the client.  The original complaint was dismissed for failure to plead adequate facts to establish personal jurisdiction.  On October 8, 2019, the plaintiffs’ amended complaint was dismissed. Plaintiff’s filed their Third Amended Complaint on October 22, 2019.  While we believe the lawsuit is without merit and intend to defend it vigorously, even if we are ultimately successful in our defense, we will need to spend money, time and attention to defend against the complaint.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2019(2)	11,479	$238.85	11,479	$120,800
August 1 - 31, 2019(2)	4,475	$236.52	4,475	$119,700
September 1 - 30, 2019	—	$—	—	$119,700
Total	15,954		15,954

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

Item 5. Other Information

Amendment to Employment Agreement

On October 28, 2019, the Company and Chad Richison agreed to amend the Executive Employment Agreement dated December 30, 2013, by and between the Company and Mr. Richison (the “Employment Agreement”), to, among other things, allow Mr. Richison to pursue other noncompetitive outside business and non-business activities and interests while employed by the Company (the “Amendment”).

Waiver of Certain Provisions of Restricted Stock Award Agreement

On October 28, 2019, in connection with the Amendment, the Compensation Committee of the Board of Directors of the Company adopted by unanimous written consent a waiver (the “Waiver”) of certain provisions of the Restricted Stock Award Agreement entered into between the Company and Mr. Richison dated January 1, 2014 (the “Richison RSAA”). The waived provisions are (i) the potential for forfeiture of the 5,323,907 shares of restricted stock that were issued to Mr. Richison pursuant to the Richison RSAA (the “Richison Shares”) upon Mr. Richison engaging in “Forfeiture Activities” (as defined in the Richison RSAA) and (ii) the requirement that Mr. Richison pay to the Company all money received in respect of any Richison Shares that are transferred if Mr. Richison engages in Forfeiture Activities at any time during the term of employment with the Company or during the one-year period following termination of employment.

The foregoing descriptions of the Amendment and the Waiver are only a summary of their material terms and are qualified in their entirety by reference to the full text of (i) the Employment Agreement, a copy of which was filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, (ii) the Paycom Software, Inc. 2014 Long-Term Incentive Plan, a copy of which was filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014, (iii) the Richison RSAA, a form of which was filed as Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, and (iv) the Amendment and the Waiver, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

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

10.2*	Amended and Restated Executive Employment Agreement dated October 28, 2019, by and between Paycom Software, Inc. and Chad Richison.

10.3*	Unanimous Written Consent of the Compensation Committee of the Board of Directors of Paycom Software, Inc. dated October 28, 2019.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_9.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_7.htm

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: October 31, 2019	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2019	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)