Form 10-K
period 2019-12-31
Paycom Software, Inc.
filed 2020-02-13
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 4, 2020, 58,846,011 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 1,184,823 shares of restricted stock. As of June 30, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11.1 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Overview

We are a leading provider of comprehensive, cloud-based human capital management (“HCM”) solution delivered as Software-as- a-Service (“SaaS”). We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We were founded in 1998 and became a publicly traded company through our initial public offering in 2014. Since our founding, we have focused on providing an innovative SaaS HCM solution. Organizations need sophisticated, flexible and intuitive applications that can quickly adapt to their evolving HCM requirements, streamline their HR processes and systems and enable them to control costs. We believe the HCM needs of most organizations are currently served either by multiple providers in an attempt to replicate a comprehensive SaaS product or, to a lesser extent, by legacy providers offering outdated on-premise products. These approaches often result in challenges with system integration and data integrity, low scalability, high costs, extended delivery times and large up-front capital requirements.

Because our solution was developed in-house and is based on a single platform, there is no need to integrate, update or access multiple databases, which are common issues with competitor offerings that use multiple third-party systems in order to link together their HCM offerings. Additionally, our solution maintains data integrity for accurate, actionable and real-time analytics and business intelligence and helps clients minimize the risks of compliance errors due to inaccurate or missing information. We deliver feature rich applications while maintaining excellence in information security and quality management standards, as evidenced by our International Organization for Standardization (“ISO”) certifications.

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have over 26,500 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2019. We believe that as a result of our focus on client experience, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 93%, 92% and 91% from existing clients for the years ended

December 31, 2019, 2018 and 2017, respectively. We believe our revenue retention rate understates our client loyalty because this rate is decreased by former clients that were acquired or otherwise ceased operations.

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

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology–savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service technology, employees can view real-time HR information, including pay stubs, W-2s and benefits information, as well as manage their schedules and vacation time and update W-4 contact information. Our mobile app makes it easier for employees to access their self-service information.  Our app has fingerprint and facial recognition capabilities, aiding employers in their efforts to engage technology-dependent workers.  Our system also allows employers to engage their workforce through learning management courses and training paths, surveys, and performance goals and reviews.

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

Increase Our Presence in Existing Markets

We believe a significant market opportunity exists to increase our presence within markets where we currently have a sales office.  Each sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to eight other sales professionals.  Although we have a sales office in 38 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2018 U.S. Census Bureau estimates, only five of these MSAs are currently served by multiple Paycom sales teams.  We plan to further penetrate and more effectively capture existing markets by adding sales offices and increasing the number of sales teams in such markets.

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

Enlarge our Existing Client Relationships

We dedicate our resources to helping our clients facilitate their goals, whether through helping our clients execute better hiring decisions, manage compensation more effectively or simply operate more efficiently. We believe a significant growth opportunity exists in selling additional applications to our current clients. Many clients have subsequently deployed additional applications as they recognize the benefits of our comprehensive solution. As we extend and enhance the functionality of our solution, we will continue to invest in initiatives to increase the adoption of our solution and maintain our high levels of client satisfaction.

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

Our Applications and Tools

Our HCM solution offers a full suite of applications and tools that generally fall within the following categories: talent acquisition, time and labor management, payroll, talent management and HR management.

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

E-Verify®. By allowing electronic signature verification and online storage, our E-Verify application automates employment verification and reduces our clients’ exposure to audits and penalties that could result from I-9 violations.

Tax Credit Services. Our tax credit services application helps employers process and calculate the available federal tax credits associated with hiring employees who meet various qualifications, ensuring organizations opting into this service receive their share of government-appropriated funds. This application prescreens candidates to determine who is eligible for tax credits.

Time and Labor Management

Time and Attendance. Our time and attendance application allows our clients to accurately and efficiently manage when, where and how employees report their hours worked. Clients can apply customized rules, use batch editing and use timecard management tools to manage complex time and attendance needs. Employees can clock in and out at their desks with web-based time clocks or by using biometric, badgeswipe or other types of hardware terminals in a single or multi-clock environment. Our web time clock feature allows employees to clock in and out using their mobile device or any device with an internet connection, which automatically updates the payroll application when approved, eliminating the need to manually calculate timesheets and re-key information into payroll systems.

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

Labor Management Reports/Push Reporting®. Our labor management reports application provides clients with access to up-to-the-minute reports on the information they need to better manage their labor force, such as overtime and labor distribution. Our push reporting application also gives clients the ability to set up recurring reports and to schedule them to be run automatically and sent to users on a daily, weekly, monthly, quarterly or yearly basis.

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

Payroll

Payroll and Tax Management. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Our payroll application is automatically updated with changes in employee information and offers other time saving functionality such as batch editing and effective dating. Enhanced payroll grid functionality allows clients to automate and delegate payroll functions to accelerate the processes, giving clients repeatable, reliable payroll processing with additional controls.  Our payroll application allows clients to customize the services to fit their specific needs.  The application can be accessed at any time to make changes, run payroll and generate custom reports. We also help our clients by handling their payroll taxes and deposits, regulatory correspondence and amendments as well as assisting with penalty and interest disputes.

Paycom Pay®. Paycom Pay eliminates the tedious, risky job of check reconciliation by issuing checks to our clients’ employees that clear from a Paycom bank account, thereby reducing the number of transactions on a client’s general ledger and simplifying bank statement balancing.

Expense Management. Our expense management application eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload receipts when submitting their expenses and access an expense dashboard where they can view the status of their submitted expenses through Employee Self-Service®. Organizations gain audit-ready reporting, which is critical when a client needs to know who approved or denied a request, when and more.

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

Talent Management

Employee Self-Service®. Available in English or Spanish, our employee self-service application improves employee engagement by empowering employees to self-manage certain transactions, obtain quick answers to frequent payroll and HR questions, access their pay history, view performance goals and reviews and view total compensation reports that show their compensation and benefits package. Benefits information and paid time-off accruals also give employees the ability to make informed decisions regarding their benefit selections and time-off requests. Employees can access our self-service software through any device with an internet connection or by downloading the Paycom app on the Google Play™ store and the App Store® online store.

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

Paycom Learning and Course Content. Our learning management application formalizes and standardizes our clients’ training processes. With Performance Evidence within Paycom Learning, our clients can create a lesson tool that allows their employees to demonstrate knowledge and mastery of a specific skill to confirm they are truly grasping the course material.  Managers or trainers then can provide direct input about the employee’s performance, creating a true feedback loop that promotes employee development.  Our application provides employees with “anytime, anywhere” access to a central knowledge base where they can access content, share expertise and measure their professional development progress, while Performance Video Content Creator allows subject-matter experts to share knowledge across the company by empowering them to create, upload and distribute engaging microlearning content quickly and easily.  Through this tool, employers gain comprehensive reporting insights by running custom or predefined reports, including pass versus fail and quiz statistics.

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

HR Management

Manager on-the-GoTM. Our Manager on-the-Go tool gives supervisors and managers the ability to perform a variety of tasks, such as approving time-off requests and expense reimbursements – anytime, anywhere. This feature enhances usage patterns and the interactions within organizations among leaders and employees, while distributing the approval responsibilities more broadly, freeing HR personnel. This tool allows managers and supervisors to, among other things: view their team’s time-off calendar; edit and approve punch-change requests; manage employees’ schedules; and respond to employee inquiries through Ask Here™. Manager on-the-Go requires no additional login or user information, providing a seamless toggle between Manager on-the-Go, Employee Self-Service and Mileage Tracker.

Direct Data ExchangeTM. Our comprehensive management analytics tool gives employers insights into efficiencies gained through employee usage of HR technology and provides a real-time return on investment on that usage (based on findings by EY). Using our Direct Data Exchange (DDX™) tool, employers not only can see the cost savings associated with changes made by employees, but they can also drill down into specific aspects of our software, including time and attendance, benefits, expenses, time-off requests, tax and payroll modifications, to determine exactly where additional savings can be achieved. This feature allows clients to see organizational employee usage trends arranged by their preferred time frame and total logins (filterable by individuals) to Employee Self-Service through any device.

Ask Here. This tool gives all client employees a direct line of communication to ask work-related questions of their company representatives, and receive timely answers, all through the convenience of our self-service technology. Ask Here’s functionality promotes increased engagement by ensuring all inquiries are addressed, any required actions are taken, and no follow-ups are required by the employee. This central repository for employee questions has a convenient dashboard, guided inquiry template, ability to attach documents and photos and auto saved responses for commonly asked questions.

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

Our Clients

We serve a diverse client base in terms of size and industry. We have over 26,500 clients, or approximately 13,500 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2019. We stored data for over 4.9 million persons employed by our clients during the year ended December 31, 2019.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM, Inc., Cornerstone OnDemand, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor Inc., SAP SE, The Ultimate Software Group, Workday, Inc. and other local and regional providers.

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

Sales and Marketing

We sell our solution exclusively through our captive sales force, substantially all of whom have a four-year college degree. We typically recruit sales candidates who have sales experience in non-HCM industries or, with respect to candidates recruited directly from colleges and universities, who have demonstrated an aptitude for sales.  Our sales force is comprised of inside sales and field sales personnel, who are organized geographically, and client relations representatives (“CRRs”), who sell additional applications to existing clients. As of the filing of this Form 10-K, we have 50 sales teams located in 27 states and plan to open additional sales offices to further expand our presence in the U.S. market.

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

We maintain multiple load-balanced internet lines serviced by multiple networks to provide our clients continuous access to our solution and their stored data. We back up our client data at regular intervals utilizing live replication, snapshots and cold archive methods of backup and manually monitor backup success and failure regularly. Our server cluster and database servers are fully redundant to ensure continuous service in the event of a disk failure.

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

Security

We maintain a formal and comprehensive security program designed to ensure the confidentiality, integrity and availability of our clients’ data. During the regular course of business, we receive client data through our online system that we in turn process, record and store following ISO/IEC 27001:2013 certified controls and procedures. All communications with our servers that might contain sensitive information are encrypted before they leave the network and our servers are configured to only allow high-grade encryption algorithms.

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

Software Development

Our application development team works closely with our clients to enhance our existing application offerings and develop new applications. This process is led by experienced product managers who oversee the evolution of their respective applications within a focused timeframe of innovation and cultivation in order to deliver the well-developed applications and enhancements desired by our clients. Our product managers are proactive in their approach to assigning development requests based on research, trends and user feedback. A key element of our development process is the one-on-one personal interaction between clients and our CRRs, through whom our clients personally suggest new applications and features.

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

Dedicated Service Specialists

After completing the on-boarding process, each client is assigned to a service specialist within a dedicated team.  Clients can then contact their dedicated service specialist or a team member if any issues or questions arise. These specialists provide personalized service with actual knowledge of the clients’ business needs. When appropriate, client questions can be elevated to the specialists with the appropriate application expertise. In addition, our CRRs proactively contact our clients to ensure satisfaction with our solution and introduce additional applications.

Expert Level Service

Our service specialists are trained across all of our applications to ensure that they can provide comprehensive, expert-level service. Our client service is ISO 9001:2015 certified and helps support our high client retention rate.

Regulatory and Certifications

We are subject to varying degrees of regulations in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws cover, among others, information privacy.

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, state breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”).  Further, because some of our clients have establishments in the European Union, the European Union’s General Data Protection Regulation (“GDPR”) may impact our processing of certain client and employee information.

We voluntarily obtain third-party security examinations relating to our internal controls over financial reporting in accordance with System and Organization Controls Report, I (“SOC 1”).  Our SOC 1 examination is conducted every six months by one of the four largest independent international auditing firms, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures.  We also obtain third-party examinations relating to our internal controls over security and privacy in accordance with System and Organization Controls Report, II (“SOC 2”).  Our SOC 2 examination is conducted every year by one of the four largest independent international auditing firms, and addresses, among other areas, internal controls around security, availability, processing integrity, confidentiality and privacy.

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

In January 2019, we obtained a certification based on ISO 22301:2012 criteria, a standard for implementing and managing an effective Business Continuity Management System (BCMS) published by ISO.  This international standard for continuity management specifies requirements to plan, implement, operate and continually improve a documented management system to protect against, prepare for, respond to and recover from disruptive incidents when they arise.  The certification is valid until January 2022, with continuing assessments taking place annually.

In February 2020, we renewed a certification based on ISO/IEC 27001:2013 criteria, a security standard for Information Security Management Systems published by ISO covering our production, quality assurance and implementation environments. This independent assessment of our conformity to the ISO 27001 standard includes assessing security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. The certification is valid through February 2023, with continuing assessments taking place annually.

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

Seasonality

Our revenues are seasonal in nature. Recurring revenues include revenues related to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are also subject to ACA form filing requirements in the first quarter, first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate that our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements.  In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

Employees

Our ability to recruit and retain qualified employees is critical to our continued success. We invest heavily in our training and leadership development programs to encourage the development and promotion of our employees. As of December 31, 2019, we employed 3,765 people, substantially all of which are full-time. None of our employees were covered by collective bargaining agreements.

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

Many of our applications are designed to assist our clients in complying with government regulations that continually change. The introduction of new regulatory requirements, or new interpretations of existing laws or regulations, could increase our cost of doing business.  Changing regulatory requirements may make the introduction of new applications and enhancements more costly or more time-consuming than we currently anticipate or could prevent the introduction of new applications and enhancements by us altogether.  Changes in laws, regulations or policies could also affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for certain of our existing applications or services, which would result in decreased revenues. Further, we may spend time and money developing new applications and enhancements that, due to regulatory changes, become unnecessary prior to being released. In addition, any failure to educate and assist our clients with respect to new or revised legislation that impacts them could have an adverse effect on our reputation, and any failure to modify our applications or develop new applications in a timely fashion in response to regulatory changes could have an adverse effect on our business and results of operations.

In addition, federal, state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our applications. Further, government agencies or private organizations may impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or could result in reductions in the demand for internet-based applications such as ours.

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

Although we have security measures in place to protect client information and prevent data loss and other security breaches, these measures could be breached as a result of third-party action, employee error, third-party or employee malfeasance or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. While we currently maintain a cyber liability insurance policy, cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

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

Our applications are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy, which have become significant issues globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, state data breach notification laws and state privacy laws, such as the CCPA and IBIPA.  The CCPA provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures, and the IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. Further, because some of our clients have establishments in the European Union, GDPR may impact our processing of certain client and employee information.  Failure to comply with data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition.  Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm.

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

Our success is also subject to the risk of future disruptive technologies, such as artificial intelligence and machine learning. If new technologies emerge that are able to deliver HCM solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.

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

The market for HCM software is highly competitive, rapidly evolving and fragmented. We expect competition to intensify in the future with the introduction of new technologies and new market entrants. Many of our current and potential competitors are larger and have greater brand name recognition, longer operating histories, more established relationships in the industry and significantly greater financial, technical and marketing resources than we do. As a result, some of these competitors may be able to:

•	adapt more rapidly to new or emerging technologies and changes in client requirements;
•	develop superior products or services, gain greater market acceptance and expand their product and service offerings more efficiently or rapidly;
•	offer products and services that we may not offer individually or at all, or bundle products and services in a manner that provides them with a price advantage;
•	take advantage of acquisition and other opportunities for expansion more readily;
•	maintain a lower cost basis;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sale of their products and services; and
•	devote greater resources to the research and development of their products and services.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM, Inc., Cornerstone OnDemand, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor Inc., SAP SE, The Ultimate Software Group, Workday, Inc. and other local and regional providers.

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

Our results of operations, including our revenues, costs of revenues, administrative expenses, operating income, cash flow and deferred revenue, may vary significantly in the future, and the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our financial results may negatively impact the value of our common stock.  Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

•	our ability to attract new clients or sell additional applications to our existing clients;
•	the number of new clients and their employees, as compared to the number of existing clients and their employees in a particular period;
•	the mix of clients between small, mid-sized and large organizations;
•	the extent to which we retain existing clients and the expansion or contraction of our relationships with them;
•	the mix of applications sold during a period;
•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting payroll processing, demand for our applications or potential clients’ purchasing decisions;
•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
•	the timing and success of new applications introduced by us and the timing of expenses related to the development of new applications and technologies;
•	the timing and success of current and new competitive products and services offered by our competitors;
•	economic conditions affecting our clients, including their ability to outsource HCM solutions and hire employees;
•	changes in laws, regulations or policies affecting our clients’ legal obligations and, as a result, demand for certain applications;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or clients;
•	our ability to manage our existing business and future growth, including expenses related to our data centers and the expansion of such data centers and the addition of new offices;
•	the effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;
•	inclement weather or natural disasters, including but not limited to tornadoes, hurricanes, fires, earthquakes and floods;
•	network outages or security breaches; and
•	general economic, industry and market conditions.

Our business and operations are experiencing rapid growth and organizational change.  If we fail to manage such growth and change effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources. We have also experienced significant growth in the number of clients and transactions and the amount of client and employee data that our infrastructure supports. As a result, our organizational structure and recording systems and procedures are becoming more complex as we improve our operational, financial and management controls. Our success depends, in part, on our ability to manage this growth and organizational change effectively. To manage the expected growth of our headcount and operations, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. The failure to effectively manage growth could result in declines in the quality of, or client satisfaction with, our applications, increases in costs, difficulties or delays in introducing new applications or other operational difficulties, any of which could adversely affect our business by impairing our ability to retain and attract clients or sell additional applications to our existing clients.

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

Further, our solution is inherently complex and may in the future contain, or develop, undetected defects or errors. Any defects in our applications could adversely affect our reputation, impair our ability to sell our applications in the future and result in significant costs to us. The costs incurred in correcting any application defects may be substantial and could adversely affect our business, operating results or financial condition. Any defects in functionality or defects that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales of our applications;
•	termination of service agreements or loss of clients;
•	credits, refunds or other liability to clients, including reimbursements for any fees or penalties assessed by regulatory agencies;
•	breach of contract, breach of warranty or indemnification claims against us, which may result in litigation;
•	diversion of development and service resources;
•	increased scrutiny of our solution from regulatory agencies; and
•	injury to our reputation.

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

If we are unable to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing and operational personnel, our ability to develop and market new and existing products and, in turn, increase our revenue and profitability could be adversely affected.

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

We have historically experienced seasonality in our revenues because a significant portion of our recurring revenues relate to the annual processing of payroll forms such as Form W-2 and Form 1099 and the annual processing and filing of ACA-related forms. Because these forms are typically processed in the first quarter of the year, first quarter revenues are generally higher than revenues in subsequent quarters. In addition, unscheduled payroll runs at the end of the year (such as bonuses) often result in increased revenues in the fourth quarter.  We expect this seasonality to continue in the future, although the repeal or modification of the ACA could have an impact on the seasonality of our revenues.  Seasonal fluctuations in certain of our operating results and financial metrics may make such results and metrics difficult to predict.

The modification or repeal of certain provisions of the ACA could have an adverse effect on our business, financial condition and results of operations.

We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. On January 20, 2017, President Donald J. Trump issued an executive order stating that it is the policy of the new administration to seek the prompt repeal of the ACA.  Despite multiple efforts, Congress was unable to pass legislation significantly repealing or replacing the ACA in 2017, but many uncertainties remain regarding its future.  The Trump Administration took additional action in October 2017 that may weaken the ACA’s public health insurance marketplace, and the Tax Cuts and Jobs Act of 2017, enacted December 22, 2017, eliminated the ACA’s individual mandate penalty beginning January 1, 2019.  Both events suggest additional action to further weaken, repeal or replace the ACA may occur. The modification or repeal of certain provisions of the ACA could harm our business, operating results and financial condition. If the ACA is modified to eliminate the employer reporting requirements, or if the ACA is repealed and replaced with new legislation that does not include similar employer reporting requirements, we will no longer generate revenues in connection with processing and filing Forms 1094 and 1095 on behalf of clients. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 4% of total projected revenues for the year ending December 31, 2020.  Further, uncertainty regarding the potential future modification, repeal or replacement of the ACA could adversely affect our ability to sell our Enhanced ACA application to new clients.

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

Our business depends in part on the success of our relationships with third parties.

We rely on third-party couriers, financial and accounting processing systems, and various financial institutions, to deliver payroll checks and tax forms, perform financial services in connection with our applications, such as providing automated clearing house (“ACH”) and wire transfers as part of our payroll and tax payment services and to provide technology and content support, manufacture time clocks and process background checks. We anticipate that we will continue to depend on various third-party relationships in order to grow our business, provide technology and content support, manufacture time clocks, process background checks and deliver payroll checks and tax forms. Identifying, negotiating and documenting relationships with these third parties and integrating third-party content and technology requires significant time and resources. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. In addition, these third parties may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely.  Further, a disruption of the Federal Reserve Bank’s services, including ACH processing, could negatively affect our payroll and expense reimbursement services by delaying direct deposits and other financial transactions across the United States.  If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our business, operating results or financial condition could be adversely affected. Even if we are successful, these relationships may not result in improved operating results.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2019, we had recorded a total of $51.9 million of goodwill and $0.5 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if no Court of Chancery located within the State of Delaware has jurisdiction, the Federal District Court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of Delaware law or our certificate of incorporation or our bylaws (as either may be amended from time to time) or any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. This exclusive forum provision applies to state and federal law claims, although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. In addition, this exclusive forum selection provision will not apply to claims under the Exchange Act. Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce our forum selection provision as written in connection with claims arising under the Securities Act. This forum selection provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is an approximately 500,000-square-foot campus located on over 150 acres of Company-owned property in Oklahoma City, Oklahoma. In addition to housing two fully redundant data centers at our corporate headquarters, we operate another fully redundant data center at a leased property near Dallas, Texas. In April 2019, we commenced construction of a new, expanded operations facility on approximately 14 acres of Company-owned property in Grapevine, Texas.  We also lease a disaster recovery site in downtown Oklahoma City.

We also lease offices in 27 states.  We believe that these facilities are suitable for our current operations and upon the expiration of the terms of the leases we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

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

Our common stock is traded on the NYSE under the symbol “PAYC.” As of February 4, 2020, there were approximately 1,595 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock as of the filing of this Form 10-K. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time.  Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P 1500 Application Software Index during the five-year period commencing on December 31, 2014 and ending on December 31, 2019. The graph assumes that $100 was invested in our common stock and in each of the comparative indices at the beginning of the period, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2019 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2019	—	$—	—	$119,700,000
November 1 - 30, 2019(2)	1,318	$226.30	1,318	$119,400,000
December 1 - 31, 2019	—	$—	—	$119,400,000
Total	1,318		1,318

(1)

Share repurchases are conducted under a stock repurchase plan announced on November 20, 2018.  We are authorized to purchase (in the aggregate) up to $150.0 million of our common stock in open market purchases, privately negotiated transactions or by other means.  The current stock repurchase plan expires on November 19, 2020.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015*
	(dollars in thousands, except per share data)
Consolidated statements of income data:
Total revenues	$737,671	$566,336	$433,047	$329,141	$224,653
Operating income	$226,224	$173,715	$129,710	$101,740	$34,435
Net income	$180,576	$137,065	$123,486	$70,421	$20,945
Earnings per share, basic	$3.14	$2.37	$2.13	$1.21	$0.37
Earnings per share, diluted	$3.09	$2.34	$2.10	$1.19	$0.36

	As of December 31,
	2019	2018	2017	2016	2015*
	(dollars in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$133,667	$45,718	$46,077	$60,158	$50,714
Total assets	$2,486,917	$1,521,926	$1,550,138	$1,224,589	$876,655
Net long-term debt, less current portion	$30,858	$32,614	$34,414	$28,711	$24,856
Total stockholder's equity	$526,628	$334,753	$281,247	$205,694	$98,314

*Amounts as of and for the year ended December 31, 2015 have not been recast to reflect the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See Part I “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly.  Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base.  We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth.

Throughout our history, we have built strong relationships with our clients. As the HCM needs of our clients evolve, we believe that we are well-positioned to expand the HCM spending of our clients and we believe this opportunity is significant. To be successful, we must continue to demonstrate the operational and economic benefits of our solution, as well as effectively hire, train, motivate and retain qualified personnel.

Growth Outlook, Opportunities and Challenges

As a result of our significant growth and geographic expansion, we are presented with a variety of opportunities and challenges.  Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications.  Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution.  We believe our strategy of focusing on increased employee usage is key to long-term client satisfaction and client retention. Client adoption of new applications and client employee usage of both new and existing applications have been significant factors in our revenue growth, and we expect the continuation of this trajectory will depend, in part, on the introduction of applications to our existing client base that encourage and promote more employee usage. Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients.  We intend to obtain new clients by (i) continuing to leverage our salesforce productivity within markets where we currently have existing sales offices, (ii) expanding our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets, and (iii) opening sales offices in new metropolitan areas.

Our target client size range is 50 to 5,000 employees.  While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations, increased the number of applications we offer and experienced traction with larger companies.  Our solution requires no adjustment to serve larger clients.  We believe larger employers represent a substantial opportunity to increase the number of potential clients and to increase our revenues per client, with limited incremental cost to us.  Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees at our clients will have a positive or negative impact, respectively, on our results of operations.  We expect the changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market.

Based on our total revenues, we have grown at a 35% compound annual growth rate from January 1, 2016 through December 31, 2019.  Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates an increase in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters, operations facilities and additional sales office leases.

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is an example of legislation that has created demand in the HCM industry.  We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period.  While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 4% of total projected revenues for the year ending December 31, 2020.

For the years ended December 31, 2019, 2018 and 2017, our gross margins were approximately 85%, 84% and 83%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect our gross margins will remain relatively consistent in future periods.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2019	2018	2017
Key performance indicators:
Clients	26,527	23,533	20,591
Clients (based on parent company grouping)	13,581	12,754	11,111
Sales teams	50	49	45
Annual revenue retention rate	93%	92%	91%

•

Clients. When we calculate the number of clients at period end, we treat client accounts with separate taxpayer identification numbers (or, in certain circumstances, separate client codes) as separate clients, which often separates client accounts that are affiliated with the same parent organization. We track the number of our clients to provide an accurate gauge of the size of our business. Unless we state otherwise or the context otherwise requires, references to clients throughout this Form 10-K refer to this metric.

•

Clients (based on parent company grouping). When we calculate the number of clients based on parent company grouping at period end, we combine client accounts that have identified the same person(s) as their decision-maker regardless of whether the client accounts have separate taxpayer identification numbers (or, in certain circumstances, separate client codes), which often combines client accounts that are affiliated with the same parent organization. We track the number of our clients based on parent company grouping to provide an alternate measure of the size of our business and clients.

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

Recurring Revenues

Recurring revenues include fees for our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed or (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly.  Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees.  Recurring revenues are recognized in the period services are rendered.

Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are subject to ACA form filing requirements in the first quarter, first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements.  In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

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

Implementation and Other Revenues

Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at inception and upon the addition of certain incremental applications for existing clients. These fees range from 10% to 30% of the annualized value of the transaction.  Implementation revenues are recognized as deferred revenue and amortized into income over the life of the client, which is estimated to be ten years, and other revenues are recognized upon shipment of time clocks. Implementation and other revenues comprised approximately 1.8% and 1.6% of our total revenues for the years ended December 31, 2019 and 2018, respectively.

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

Administrative Expenses

Administrative expenses consist of sales and marketing, research and development, general and administrative and depreciation and amortization. Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff (such as the amortization of commissions and bonuses and non-cash stock-based compensation expenses), marketing expenses and other related costs.  Research and development expenses consist primarily of employee-related expenses (including non-cash stock-based compensation expenses) for our development staff, net of capitalized software costs for internally developed software. We expect to grow our research and development efforts as we continue to broaden our payroll and HR solution offerings and extend our technological solutions by investing in the development of new applications and enhancements for existing applications. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources and management information systems personnel (including non-cash stock-based compensation expenses), legal costs, professional fees and other corporate expenses. Depreciation and amortization expenses consist of (i) the amount of depreciation and amortization of property and equipment allocated to administrative expenses (based upon an estimate of assets used to support our selling, general and administrative functions) and (ii) amortization of intangible assets.

Interest Expense

Interest expense includes interest on debt related to our corporate headquarters and settlements related to an interest rate swap we entered into in connection with such debt.  We capitalize interest incurred for indebtedness related to construction in progress.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item.  Refer to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019, for a discussion of results for the year ended December 31, 2017.

	Year Ended December 31,
	2019		2018		% change 2019 vs. 2018
Revenues
Recurring	$724,428	98.2%	$557,255	98.4%	30%
Implementation and other	13,243	1.8%	9,081	1.6%	46%
Total revenues	737,671	100.0%	566,336	100.0%	30%
Cost of revenues
Operating expenses	89,336	12.1%	76,231	13.5%	17%
Depreciation and amortization	20,411	2.8%	14,532	2.5%	40%
Total cost of revenues	109,747	14.9%	90,763	16.0%	21%
Administrative expenses
Sales and marketing	179,286	24.3%	143,881	25.4%	25%
Research and development	73,080	9.9%	46,247	8.2%	58%
General and administrative	127,534	17.3%	96,605	17.1%	32%
Depreciation and amortization	21,800	3.0%	15,125	2.7%	44%
Total administrative expenses	401,700	54.5%	301,858	53.4%	33%
Total operating expenses	511,447	69.4%	392,621	69.4%	30%
Operating income	226,224	30.6%	173,715	30.6%	30%
Interest expense	(940)	(0.1%)	(766)	(0.1%)	23%
Other income, net	803	0.1%	1,762	0.3%	-54%
Income before income taxes	226,087	30.6%	174,711	30.8%	29%
Provision for income taxes	45,511	6.1%	37,646	6.6%	21%
Net income	$180,576	24.5%	$137,065	24.2%	32%

Revenues

The increase in total revenues for the year ended December 31, 2019 from the year ended December 31, 2018 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) higher average interest rates earned on funds held for clients, (iii) the strong performance of our tax forms filing business, (iv) the sale of additional applications to our existing clients, (v) contributions from new sales offices that were progressing toward maturity or reached maturity during 2019 and (vi) the modest price increase implemented for a portion of our clients in March 2019.

The increase in implementation and other revenues for the year ended December 31, 2019 from the year ended December 31, 2018 was primarily the result of the increased recognition of non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the year ended December 31, 2019, operating expenses increased from the prior year by $13.1 million primarily due to a $7.1 million increase in expenses attributable to growth in the number of operating personnel, as well as a $4.6 million increase in shipping fees and a $1.4 million increase in automated clearing house fees, both of which related to the increase in revenues.  Additionally, depreciation and amortization expense increased $5.9 million, or 40%, primarily due to the development of additional technology and purchases of other related fixed assets.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2019, sales and marketing expenses increased from the prior year by $35.4 million due to a $25.6 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $9.8 million increase in marketing and advertising expense.  The increase in employee-related expenses included a $0.4 million increase in non-cash stock-based compensation expense.

Research and development

During the year ended December 31, 2019, research and development expenses increased from the prior year due to a $26.8 million increase in employee-related expenses, including a $2.4 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		% Change
	2019	2018	2019 vs 2018
Capitalized portion of research and development	$30,412	$22,013	38%
Expensed portion of research and development	73,080	46,247	58%
Total research and development costs	$103,492	$68,260	52%

General and administrative

During the year ended December 31, 2019, general and administrative expenses increased by $30.9 million from the prior year due to a $21.3 million increase in employee-related expenses, which included a $7.7 million increase in non-cash stock-based compensation expense, and a $9.6 million increase in accounting and legal expenses related to regulatory and compliance matters.

Non-Cash Stock-Based Compensation Expense

	Year Ended December 31,		% Change
	2019	2018	2019 vs 2018
Non-cash stock-based compensation expense:
Operating expenses	$4,376	$4,041	8%
Sales and marketing	7,955	7,510	6%
Research and development	5,428	3,013	80%
General and administrative	29,509	21,847	35%
Total non-cash stock-based compensation expense	$47,268	$36,411	30%

During the year ended December 31, 2019, our non-cash stock-based compensation expense increased $10.9 million from the prior year primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2019, which exceeded expenses associated with the accelerated vesting of restricted stock subject to market-based vesting conditions in 2018.

Depreciation and Amortization

During the year ended December 31, 2019, depreciation and amortization expense increased from the prior year primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The increase in interest expense for the year ended December 31, 2019 was due to the timing of construction of our expanded operations facility and our fourth headquarters building, which resulted in less capitalized interest in 2019.

Other Income, net

The decrease in other income, net for the year ended December 31, 2019 was primarily due to the decrease in the fair value of our interest rate swap as compared to the year ended December 31, 2018.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Our effective income tax rate was 20% and 22% for the years ended December 31, 2019 and 2018, respectively.  The lower effective income tax rate for the year ended December 31, 2019 primarily resulted from an increase in excess tax benefits from stock-based compensation related to vesting events, which was partially offset by changes in tax legislation that increased non-deductible expenses.

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

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for construction projects at our corporate headquarters and other facilities from available cash, we have incurred indebtedness for a portion of these costs.  Further, all purchases under our stock repurchase plans were paid for from available cash.

Term Credit Agreement.  As of December 31, 2019, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of December 31, 2019, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement.  In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the years ended December 31, 2019 and 2018, we recognized a loss of $1.4 million and a gain of $0.7 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. As of December 31, 2019, we did not have any borrowings outstanding under the Facility.

Stock Repurchase Plan and Withholding Shares to Cover Taxes.  In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended the stock repurchase plan from time to time. Most recently, on November 20, 2018, we announced that our Board of Directors authorized the repurchase of up to an additional $150.0 million of our common stock.  Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.

During the year ended December 31, 2019, we withheld 219,764 shares to satisfy tax withholding obligations with respect to the delivery of vested shares of restricted stock to certain employees.  Our payment of the taxes on behalf of those employees resulted in a cash expenditure of $42.5 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.  As of December 31, 2019, there was $119.4 million available for repurchases.  The stock repurchase plan will expire on November 19, 2020.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018(1)	Change %
Net cash provided by (used in):
Operating activities	$224,263	$184,817	21%
Investing activities	(219,545)	(49,417)	344%
Financing activities	650,672	(247,796)	-363%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$655,390	$(112,396)	-683%

(1)Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” See Note 2 for a summary of reclassifications and adjustments.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2019 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the year ended December 31, 2018, our operating cash flows for the year ended December 31, 2019 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2019 increased from the prior year period due to an $86.3 million decrease in proceeds from maturities of short-term investments from funds held for clients, a $50.8 million increase in purchases of short-term investments from funds held for clients and a $33.0 million increase in cash used for purchases of property and equipment, which was primarily related to the purchase of land adjacent to our corporate headquarters.

Financing Activities

Cash flows from financing activities for the year ended December 31, 2019 decreased from the prior year period primarily due to the impact of $816.4 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Additionally, cash flows from financing activities were positively impacted by a $105.2 million decrease in repurchases of common stock.  These cash flows provided by financing activities were partially offset by a $22.3 million increase in withholding taxes paid related to net share settlements and a $0.9 million increase in payments on long-term debt.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. We disclose our long-term debt in Note 6 and our commitments and contingencies in Note 12 in our consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period
		Less			More
		than	1-3	3-5	than
	Total	1 Year	Years	Years	5 Years
Net term notes to bank due September 7, 2025	$32,838	$1,775	$3,550	$3,550	23,963
Interest on term notes to bank due September 7, 2025	6,241	1,302	2,378	2,088	473
Operating lease obligations	34,850	11,081	15,166	8,155	448
Total	73,929	14,158	21,094	13,793	24,884

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recorded. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date.  We elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2019. For the years ended December 31, 2019, 2018 and 2017, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2019, 2018 and 2017.

Market-Based Restricted Stock Awards

We measure non-cash stock-based compensation expense based on the fair value of the award on the date of grant.  We determine the fair value of stock awards issued by using a Monte Carlo simulation model.  This model considers various subjective assumptions as inputs, and represent our best estimates, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life.  The valuation model also incorporates exercise and forfeiture assumptions based on an analysis of historical data.  Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our market-based stock awards and the associated compensation expense.  Refer to Note 11 in the notes to our consolidated financial statements for further information regarding our stock-based compensation awards.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019, for a presentation of the 2017 amounts:

	Year Ended December 31,
	2019	2018
Net income to adjusted EBITDA:
Net income	$180,576	$137,065
Interest expense	940	766
Provision for income taxes	45,511	37,646
Depreciation and amortization	42,211	29,657
EBITDA	269,238	205,134
Non-cash stock-based compensation expense	47,268	36,411
Change in fair value of interest rate swap	1,375	(667)
Adjusted EBITDA	$317,881	$240,878

	Year Ended December 31,
	2019	2018
Net income to non-GAAP net income:
Net income	$180,576	$137,065
Non-cash stock-based compensation expense	47,268	36,411
Change in fair value of interest rate swap	1,375	(667)
Income tax effect on non-GAAP adjustments	(24,647)	(16,197)
Non-GAAP net income	$204,572	$156,612

Earnings per share, basic	$3.14	$2.37
Earnings per share, diluted	$3.09	$2.34
Non-GAAP net income per share, basic	$3.55	$2.71
Non-GAAP net income per share, diluted	$3.50	$2.67

Weighted average shares outstanding:
Basic	57,561	57,711
Diluted	58,395	58,582

	Year Ended December 31,
	2019	2018
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$3.14	$2.37
Non-cash stock-based compensation expense	0.82	0.63
Change in fair value of interest rate swap	0.02	(0.01)
Income tax effect on non-GAAP adjustments	(0.43)	(0.28)
Non-GAAP net income per share, basic	$3.55	$2.71

	Year Ended December 31,
	2019	2018
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$3.09	$2.34
Non-cash stock-based compensation expense	0.81	0.62
Change in fair value of interest rate swap	0.02	(0.01)
Income tax effect on non-GAAP adjustments	(0.42)	(0.28)
Non-GAAP net income per share, diluted	$3.50	$2.67

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $133.7 million as of December 31, 2019. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-K, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans.  As of December 31, 2019, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-K, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million.  Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of December 31, 2019, we have not made any draws under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the new leasing standard.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred implementation revenue and contract costs amortization period

As described further in Note 2 to the financial statements, the Company capitalizes costs associated with obtaining and fulfilling revenue contracts when it expects the amortization period to be longer than one year. The resulting assets are amortized over the expected period of benefit of ten years, which the Company has determined to be the estimated life of a client relationship. The Company also uses the estimated client relationship period in recognizing deferred implementation revenue. We identified the amortization period of both the deferred contract costs as well as the deferred implementation revenue as a critical audit matter.

The principal considerations for our determination that the amortization period of both the deferred contract costs as well as the deferred implementation revenue is a critical audit matter are as follows. Given the materiality of the balances of deferred contract costs and deferred implementation revenue, this assumption is considered sensitive as a change could yield a material impact on the financial statements. Auditing the estimated life of the Company’s client relationships required significant auditor judgment in planning and executing the appropriate audit procedures.

Our audit procedures related to the estimated life of the Company’s client relationships included the following, among others. We tested the design and operating effectiveness of controls relating to management’s annual review of the reasonableness of the estimated life of a client relationship, including controls over the completeness of key inputs in the calculation and the review of the methodology applied by the Company’s third party specialist. With the assistance of a valuation specialist, we tested the methodologies used by management and their third party specialists in determining the appropriateness of the estimated life by evaluating the relationship between the average life of a client and the associated attrition rate for reasonableness. This included reperforming the calculation and verifying that all provided historical data was utilized in the analysis. We also performed procedures over the data utilized in the analysis, including comparing a sample of historical data to previously audited information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Oklahoma City, Oklahoma

February 13, 2020

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$133,667	$45,718
Accounts receivable	9,298	3,414
Prepaid expenses	13,561	7,658
Inventory	1,158	797
Income tax receivable	4,020	3,962
Deferred contract costs	46,618	35,286
Current assets before funds held for clients	208,322	96,835
Funds held for clients	1,662,778	967,787
Total current assets	1,871,100	1,064,622
Property and equipment, net	238,458	176,962
Goodwill	51,889	51,889
Long-term deferred contract costs	292,134	225,459
Other assets	33,336	2,994
Total assets	$2,486,917	$1,521,926
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,051	$6,288
Accrued commissions and bonuses	12,343	10,671
Accrued payroll and vacation	14,870	10,741
Deferred revenue	11,105	8,980
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	45,600	22,440
Current liabilities before client funds obligation	90,744	60,895
Client funds obligation	1,662,778	967,787
Total current liabilities	1,753,522	1,028,682
Deferred income tax liabilities, net	91,217	70,206
Long-term deferred revenue	65,139	55,671
Net long-term debt, less current portion	30,858	32,614
Other long-term liabilities	19,553	—
Total long-term liabilities	206,767	158,491
Total liabilities	1,960,289	1,187,173
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,350 and 60,747 shares issued at December 31, 2019 and 2018, respectively; 57,660 and 57,277 shares outstanding at December 31, 2019 and 2018, respectively)	613	607
Additional paid in capital	257,501	203,680
Retained earnings	576,166	395,590
Treasury stock, at cost (3,689 and 3,470 shares at December 31, 2019 and 2018, respectively)	(307,652)	(265,124)
Total stockholders' equity	526,628	334,753
Total liabilities and stockholders' equity	$2,486,917	$1,521,926

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Recurring	$724,428	$557,255	$425,424
Implementation and other	13,243	9,081	7,623
Total revenues	737,671	566,336	433,047
Cost of revenues
Operating expenses	89,336	76,231	62,438
Depreciation and amortization	20,411	14,532	9,590
Total cost of revenues	109,747	90,763	72,028
Administrative expenses
Sales and marketing	179,286	143,881	110,846
Research and development	73,080	46,247	30,430
General and administrative	127,534	96,605	80,228
Depreciation and amortization	21,800	15,125	9,805
Total administrative expenses	401,700	301,858	231,309
Total operating expenses	511,447	392,621	303,337
Operating income	226,224	173,715	129,710
Interest expense	(940)	(766)	(911)
Other income (expense), net	803	1,762	(1,067)
Income before income taxes	226,087	174,711	127,732
Provision for income taxes	45,511	37,646	4,246
Net income	$180,576	$137,065	$123,486
Earnings per share, basic	$3.14	$2.37	$2.13
Earnings per share, diluted	$3.09	$2.34	$2.10
Weighted average shares outstanding:
Basic	57,561	57,711	57,839
Diluted	58,395	58,582	58,790

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	in Capital	Earnings	Shares	Amount	Equity
Balances at December 31, 2016	58,453	$585	$120,027	$135,039	1,122	$(49,958)	$205,693
Vesting of restricted stock	1,696	16	(16)	—	—	—	—
Stock-based compensation	—	—	41,798		—	—	41,798
Repurchases of common stock	—	—	—	—	1,239	(89,730)	(89,730)
Net income	—	—	—	123,486	—	—	123,486
Balances at December 31, 2017	60,149	$601	$161,809	$258,525	2,361	$(139,688)	$281,247
Vesting of restricted stock	598	6	(6)	—	—	—	—
Stock-based compensation	—	—	41,877	—	—	—	41,877
Repurchases of common stock	—	—	—	—	1,109	(125,436)	(125,436)
Net income	—	—	—	137,065	—	—	137,065
Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	603	6	(6)	—	—	—	—
Stock-based compensation	—	—	53,827	—	—	—	53,827
Repurchases of common stock	—	—	—	—	219	(42,528)	(42,528)
Net income	—	—	—	180,576	—	—	180,576
Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018(1)	2017(1)
Cash flows from operating activities:
Net income	$180,576	$137,065	$123,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,211	29,657	19,395
Accretion of discount on available-for-sale securities	(940)	(1,112)	(451)
Loss on disposition of property and equipment	—	—	21
Amortization of debt discount and debt issuance costs	35	32	117
Stock-based compensation expense	47,268	36,576	36,076
Loss on early repayment of debt	—	—	923
Cash paid for derivative settlement	(81)	(188)	(24)
(Gain)/loss on derivative	1,456	(479)	673
Deferred income taxes, net	21,011	21,077	(7,681)
Changes in operating assets and liabilities:
Accounts receivable	(5,884)	(1,838)	(237)
Prepaid expenses	(5,903)	(2,676)	(507)
Inventory	(403)	(306)	462
Other assets	(3,555)	(762)	(241)
Deferred contract costs	(76,204)	(60,730)	(48,619)
Accounts payable	(221)	1,079	79
Income taxes, net	(58)	3,085	(6,355)
Accrued commissions and bonuses	1,672	1,086	1,582
Accrued payroll and vacation	4,129	3,726	2,246
Deferred revenue	11,593	13,027	11,913
Accrued expenses and other current liabilities	7,561	6,498	(2,709)
Net cash provided by operating activities	224,263	184,817	130,149
Cash flows from investing activities:
Purchase of short-term investments from funds held for clients	(195,811)	(145,011)	(66,235)
Proceeds from maturities of short-term investments from funds held for clients	69,200	155,500	141,205
Purchases of property and equipment	(92,934)	(59,906)	(59,389)
Net cash provided by (used in) investing activities	(219,545)	(49,417)	15,581
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	40,940
Repurchases of common stock	—	(105,188)	(56,880)
Withholding taxes paid related to net share settlements	(42,528)	(20,248)	(32,850)
Payments on long-term debt	(1,775)	(888)	(35,335)
Net change in client funds obligation	694,991	(121,414)	230,957
Debt extinguishment costs	—	—	(823)
Payment of debt issuance costs	(16)	(58)	(344)
Net cash provided by (used in) financing activities	650,672	(247,796)	145,665
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	655,390	(112,396)	291,395
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	986,464	1,098,860	807,465
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,641,854	$986,464	$1,098,860

(1)Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” See Note 2 for a summary of reclassifications and adjustments.

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows, continued

(in thousands)

	Year Ended December 31,
	2019	2018(1)	2017(1)
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$133,667	$45,718	$46,077
Restricted cash included in funds held for clients	1,508,187	940,746	1,052,783
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,641,854	$986,464	$1,098,860

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$891	$708	$791
Cash paid for income taxes	$24,566	$13,511	$18,332
Noncash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$7,451	$1,759	$6,686
Stock-based compensation for capitalized software	$4,757	$3,722	$3,285

 (1)Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” See Note 2 for a summary of reclassifications and adjustments.

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

Reclassifications

Certain prior period amounts have been reclassified in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Restricted Cash” (“ASU 2016-18”) as discussed below.  In addition, in the consolidated balance sheets, we combined the line items “Intangible assets, net” and “Other assets” in the prior period in order to conform to the current period presentation.

Adoption of New Pronouncements

In January 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” using the modified retrospective approach.  Under this adoption method, we have not restated comparative prior periods and have carried forward the assessment of whether our contracts are or contain leases, the classification of our leases and the remaining lease terms.  See Note 5 for a discussion of our adoption of this standard.

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

Impact on Previously Reported Results

As noted above, we adopted ASU 2016-18 during the three months ending June 30, 2019.  We assessed the materiality of this presentation on prior periods’ consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections.” Based on this assessment, we concluded that the correction is not material to any previously issued interim financial statements. The correction had no impact on our consolidated statements of income or consolidated balance sheets in previously issued consolidated financial statements.  We will conform presentation of previously reported consolidated statements of cash flows information in future filings.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table presents the consolidated statements of cash flows line items after giving effect to the adoption of ASU 2016-18:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Previously Reported	ASU 2016-18 Adjustments	As Adjusted	As Previously Reported	ASU 2016-18 Adjustments	As Adjusted
Cash flows from operating activities
Net cash provided by operating activities	$184,817	$—	$184,817	$130,149	$—	$130,149
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(145,011)	—	(145,011)	(66,235)	—	(66,235)
Proceeds from maturities of short-term investments from funds held for clients	155,500	—	155,500	141,205	—	141,205
Net change in funds held for clients	112,037	(112,037)	-	(305,476)	305,476	-
Purchases of property and equipment	(59,906)	—	(59,906)	(59,389)	—	(59,389)
Net cash provided by (used in) investing activities	62,620	(112,037)	(49,417)	(289,895)	305,476	15,581
Cash flows from financing activities
Net cash used in financing activities	(247,796)	—	(247,796)	145,665	—	145,665
Total increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(359)	(112,037)	(112,396)	(14,081)	305,476	291,395
Cash, cash equivalents, restricted cash and restricted cash equivalents
Beginning of period	46,077	1,052,783	1,098,860	60,158	747,307	807,465
End of period	$45,718	$940,746	$986,464	$46,077	$1,052,783	$1,098,860

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is also the chief executive officer, in deciding how to allocate resources and assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the consolidated level. As we operate in one operating segment, all required financial segment information is presented in the consolidated financial statements.

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

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows:

Furniture, fixtures and equipment	5 years
Computer equipment	3 years
Software and capitalized software	3 years
Buildings	30 years
Leasehold improvements	3 - 5 years
Rental clocks	5 years
Land improvements	15 years
Vehicles	3 years

Our leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Costs incurred during construction of long-lived assets are recorded as construction in progress and are not depreciated until the asset is placed in service.

We capitalize interest costs incurred related to construction in progress. For the years ended December 31, 2019, 2018 and 2017, we incurred interest costs of $1.6 million, $1.6 million and $1.7 million, respectively. For the years ended December 31, 2019, 2018 and 2017, interest costs of $0.6 million, $0.8 million and $0.8 million, respectively, were capitalized.

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

The total capitalized payroll costs related to internal use computer software projects were $30.4 million and $22.0 million during the years ended December 31, 2019 and 2018, respectively, and are included in property and equipment. Amortization expense of capitalized software costs were $19.0 million, $12.5 million and $7.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is not amortized, but is instead tested for impairment annually, or earlier if, at the reporting unit level, an indicator of impairment arises. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If impairment exists, a write-down to fair value is recognized. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2019. For the years ended December 31, 2019, 2018 and 2017, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the years ended December 31, 2019, 2018 and 2017.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date.  As of December 31, 2019 and 2018, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item on the balance sheet.  These available-for-sale securities are recorded on the balance sheet at fair value, which approximates the amortized cost of the securities.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  Most recently, in November 2018, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock.  As of December 31, 2019 there was $119.4 million available for repurchases under our stock repurchase plan.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on November 19, 2020.

During the year ended December 31, 2019, we repurchased an aggregate of 219,764 shares of our common stock at an average cost of $193.51 per share to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.  During the year ended December 31, 2018, we repurchased an aggregate of 1,108,885 shares of our common stock at an average cost of $113.12 per share, including 186,165 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

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

Changes in deferred revenue related to material right performance obligations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Balance, beginning of period	$64,651	$51,624
Deferral of revenue	23,288	20,925
Recognition of unearned revenue	(11,695)	(7,898)
Balance, end of period	$76,244	$64,651

We expect to recognize $11.1 million of deferred revenue related to material right performance obligations in 2020, $11.0 million in 2021, and $54.1 million of such deferred revenue thereafter.

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

The following table presents the asset balance and related amortization expense for these contract costs:
	As of and for the Year Ended December 31, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$60,669	$(24,694)	$194,964
Costs to fulfill a contract	$101,756	$58,303	$(16,271)	$143,788

	As of and for the Year Ended December 31, 2018
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$126,207	$51,858	$(19,076)	$158,989
Costs to fulfill a contract	$72,061	$41,224	$(11,529)	$101,756

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2019, 2018 and 2017 were $25.9 million, $16.8 million and $7.9 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are recognized on a net basis, and therefore, excluded from revenues. For the years ended December 31, 2019, 2018 and 2017, sales taxes collected were $8.3 million, $6.5 million and $5.0 million, respectively.

Employee Stock-Based Compensation

Time-based stock compensation awards to employees are recognized on a straight-line basis over the applicable vesting period as compensation costs in the consolidated statements of income based on their fair values measured as of the date of grant.  Market-based stock compensation awards to employees are recognized on a straight-line basis over the applicable estimated vesting period as compensation costs in the consolidated statements of income based on their fair value as of the date of the grant unless vesting occurs sooner at which time the remaining respective unrecognized compensation cost is recognized.

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

We file income tax returns in the United States and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that do not meet this threshold. Our policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. We file income tax returns with the United States federal government and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016.

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

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”).  The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences.  ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes.  This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our financial position and results of operations, if any.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

3.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	December 31,
	2019	2018
Property and equipment
Buildings	$101,707	$101,421
Software and capitalized software costs	99,125	66,634
Computer equipment	56,879	39,492
Rental clocks	20,836	16,950
Furniture, fixtures and equipment	18,311	16,474
Other	6,242	1,348
	303,100	242,319
Less: accumulated depreciation and amortization	(124,950)	(82,969)
	178,150	159,350
Construction in progress	31,274	8,589
Land	29,034	9,023
Property and equipment, net	$238,458	$176,962

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the years ended December 31, 2019 and 2018, we capitalized $30.4 million and $22.0 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.

We capitalize interest incurred for indebtedness related to construction in progress.  For the years ended December 31, 2019, 2018 and 2017, we incurred interest costs of $1.6 million, $1.6 million and $1.7 million, respectively.  For the years ended December 31, 2019, 2018 and 2017, interest cost of $0.6 million, $0.8 million and $0.8 million, respectively, was capitalized.  Included in the construction in progress balance at December 31, 2019 and 2018 is $2.2 million and $0.1 million in retainage, respectively.

Depreciation and amortization expense for property and equipment, net was $42.0 million, $29.4 million and $18.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both December 31, 2019 and 2018, goodwill totaled $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of either June 30, 2019 or 2018.  As of December 31, 2019 and 2018, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The components of intangible assets are as follows:

	December 31, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.5	$3,194	(2,662)	532
Total		$3,194	$(2,662)	$532

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

	December 31, 2018
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	3.5	$3,194	$(2,449)	$745
Total		$3,194	$(2,449)	$745

Amortization of intangible assets for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.2 million and $0.9 million, respectively.

The estimated amortization expense for our existing intangible assets for the remaining applicable period is as follows:

Year Ending December 31,	Amortization
2020	213
2021	213
2022	106
Total	$532

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

5.	LEASES

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The purpose of this new guidance is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities in the consolidated balance sheets as well as providing additional disclosure requirements related to leasing arrangements.  The new guidance was effective for us beginning January 1, 2019, which we adopted using a modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11 “Leases:  Targeted Improvement”. Under this adoption method, we have not restated comparative prior periods and have carried forward the assessment of whether our contracts are or contain leases, the classification of our leases and the remaining lease terms.  Based on our portfolio of leases at January 1, 2019, $21.6 million of lease assets and liabilities were recognized in our consolidated balance sheets, which related to operating leases for real estate.  Under the transition relief guidance, we have elected the lease vs. non-lease components practical expedient relating to the asset class of real estate, the short-term lease exemption practical expedient and the package of practical expedients.  In connection with the adoption of this standard, we updated our control framework and implemented changes to our existing controls to account for leases.

The Company’s leases primarily consist of noncancellable operating leases for office space with contractual terms expiring from 2020 to 2025. All of our leases are operating leases and, as a lessee, we have not entered into any sublease agreements.  The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to five years, it is not reasonably certain that any such options will be exercised due, in part, to the dynamic nature of our sales force and rate of growth.  Some of our leases contain termination options that are not reasonably certain to be exercised.  However, if a termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period.  None of our leases contain residual value guarantees, substantial restrictions or covenants.

Lease assets of $27.1 million as of December 31, 2019 were included in Other assets in our consolidated balance sheets, which included a $1.5 million reduction to Other assets for deferred rent.  When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related lease expense on a straight-line basis and record the difference between the lease expense and the amount payable under the lease as an adjustment to the right-of-use asset. Short-term lease liabilities of $10.3 million as of December 31, 2019 were included in Accrued expenses and other current liabilities in our consolidated balance sheets.  In addition, long-term lease liabilities of $18.4 million as of December 31, 2019 were recognized in Other long-term liabilities in our consolidated balance sheets.

Rent expense under operating leases for the years ended December 31, 2019, 2018 and 2017 was $10.1 million, $7.6 million and $6.1 million, respectively.  Cash paid for amounts relating to our operating leases was $11.8 million for the year ended December 31, 2019.

Because no implicit discount rates for our leases could be readily determined, we elected to use an estimated incremental borrowing rate to determine the present value of our leases.  The weighted average discount rate related to our portfolio of leases at December 31, 2019 was 3.9%.  The average remaining lease term for our leases was 2.8 years as of December 31, 2019.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of December 31, 2019 were as follows:

2020	$10,462
2021	7,375
2022	6,071
2023	4,474
2024	2,063
Thereafter	301
Total undiscounted cash flows	$30,746
Present value discount	(2,061)
Lease liabilities	$28,685

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.  As of December 31, 2019, the present value of the operating lease liabilities that had not yet commenced was $4.0 million.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

6.	LONG-TERM DEBT

Our long-term debt consisted of the following:

	December 31,
	2019	2018
Net term note to bank due September 7, 2025	$32,633	$34,389
Total long-term debt (including current portion)	32,633	34,389
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$30,858	$32,614

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As of December 31, 2019, our indebtedness of $30.9 million consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both December 31, 2019 and 2018, are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0.  As of December 31, 2019, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of December 31, 2019, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.  As of December 31, 2019, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of December 31, 2019 and 2018, the carrying value of our total long-term debt approximated its fair value as of such date.  The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2019 are as follows:

Year Ending December 31,
2020	$1,775
2021	1,775
2022	1,775
2023	1,775
2024	1,775
Thereafter	23,963
Total	$32,838

7.	DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the Term Loans.  We do not hold derivative instruments for trading or speculative purposes.  The interest rate swap agreement effectively converts a portion of the variable interest rate payments to fixed interest rate payments.  We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  See Note 8, “Fair Value of Financial Instruments”.  We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in our consolidated statements of income within Other income (expense), net.

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the years ended December 31, 2019 and 2018, we recognized a loss of $1.4 million and gain of $0.7 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.
8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client fund obligation approximates fair value because of the short-term nature of the instruments.  See Note 6 for discussion of the fair value of our debt.

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  As of December 31, 2019 and 2018, all available-for-sale securities and certificates of deposit were due in one year or less.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$79,591	$—	$79,591
Certificates of deposit	$—	$75,000	$—	$75,000
Liabilities:
Interest rate swap	$—	$1,358	$—	$1,358

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$21,041	$—	$21,041
Certificates of deposit	$—	$6,000	$—	$6,000
Interest rate swap	$—	$17	$—	$17

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions amounted to $6.7 million, $5.3 and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum of $25,000.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares.  During the years ended December 31, 2019, 2018 and 2017, eligible employees purchased 46,662, 59,041 and 76,728 shares, respectively, of the Company’s common stock under the ESPP.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $1.6 million, $1.3 million and $0.8 million for the years ended
December 31, 2019, 2018 and 2017, respectively.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$180,576	$137,065	$123,486
Less: income allocable to participating securities	(81)	(159)	(315)
Income allocable to common shares	$180,495	$136,906	$123,171
Add back: undistributed earnings allocable to participating securities	81	159	315
Less: undistributed earnings reallocated to participating securities	(80)	(156)	(310)
Numerator for diluted earnings per share	$180,496	$136,909	$123,176
Denominator:
Basic weighted average shares outstanding	57,561	57,711	57,839
Dilutive effect of unvested restricted stock	834	871	951
Diluted weighted average shares outstanding	58,395	58,582	58,790
Earnings per share:
Basic	$3.14	$2.37	$2.13
Diluted	$3.09	$2.34	$2.10

11.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

The following table presents a summary of the grant-date fair values of restricted stock granted during the years ended December 31, 2019, 2018 and 2017 and the related assumptions:

	Year Ended December 31,
	2019	2018	2017
Grant-date fair value of restricted stock	$99.07 - $269.04	$81.14 - $122.83	$46.78 - $60.67
Risk-free interest rate	2.62%	2.54%	1.85%
Estimated volatility	30.0%	25.0%	23.0%
Expected life (in years)	1.7	2.0	2.3

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table summarizes restricted stock awards activity for the year ended December 31, 2019:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2018	806.5	$67.54	—	$—
Granted	351.6	155.25	281.0	102.76
Vested	(322.6)	64.12	(280.4)	102.76
Forfeited	(92.9)	88.51	(0.6)	102.57
Unvested shares of restricted stock outstanding at December 31, 2019	742.6	$107.93	—	$—

In January 2019, we issued an aggregate of 520,069 restricted shares of common stock to our executive officers, certain non-executive, non-sales employees and non-executive sales management employees under the LTIP, consisting of 280,960 Market-Based Shares and 239,109 Time-Based Shares. Market-Based Shares vested 50% on the first date that the Company’s TEV (calculated as defined in the applicable restricted stock award agreement) equaled or exceeded $8.65 billion and 50% on the first date that the Company’s TEV equaled or exceeded $9.35 billion, in each case provided that (i) such date occurred on or before the sixth anniversary of the grant date and (ii) the recipient was employed by, or providing services to, the Company on the applicable vesting date. As shown in the table below, all Market-Based Shares issued in January 2019 have vested.

The following table summarizes vesting activity for Market-Based Shares during the year ended December 31, 2019, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes(1)
Market-based (TEV = $8.65 billion)	February 13, 2019	140.2	$14,900	54.5
Market-based (TEV = $9.35 billion)	February 22, 2019	140.2	$13,900	55.5

(1) All shares withheld to satisfy tax withholding obligations are held as treasury stock.

Time-Based Shares granted issued to certain non-executive employees in January 2019 will vest on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.  Time-Based Shares granted to executive officers, sales management employees and certain non-executive employees will generally vest over periods ranging from two to four years beginning on a specified initial vesting date and thereafter on the anniversaries of such date, provided that the executive officer or employee is employed by, or providing services to, the Company on the applicable vesting date.

On April 29, 2019, we issued an aggregate of 6,816 restricted shares of common stock under the LTIP to the non-employee members of our Board of Directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

During 2019, we issued an aggregate of 105,755 restricted shares of common stock to certain non-executive employees under the LTIP consisting of Time-Based Shares that will vest in annual tranches over periods ranging from two to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

Our total compensation expense related to restricted stock was $47.3 million, $36.4 million and $36.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.  There was $57.8 million of unrecognized compensation cost related to unvested shares of restricted stock outstanding as of December 31, 2019.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years as of December 31, 2019.

We capitalized stock-based compensation costs related to software developed for internal use of $4.8 million, $3.7 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table presents non-cash stock-based compensation expense resulting from restricted stock awards, which is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Operating expense	$4,376	$4,041	$3,950
Sales and marketing	7,955	7,510	5,023
Research and development	5,428	3,013	1,912
General and administrative	29,509	21,847	25,162
Total non-cash stock-based compensation expense	$47,268	$36,411	$36,047

12.	COMMITMENTS AND CONTINGENCIES

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

13.	INCOME TAXES

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2019	2018	2017
Provision for current income taxes
Federal	$17,812	$12,414	$10,136
State	6,688	4,155	1,791
Total provision for current income taxes	24,500	16,569	11,927
Provision (benefit) for deferred income taxes, net
Federal	16,209	14,365	(3,865)
State	4,802	6,712	(3,816)
Total benefit for deferred income taxes, net	21,011	21,077	(7,681)
Total provision for income taxes	$45,511	$37,646	$4,246

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Federal statutory tax rate	21%	21%	35%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	6%	6%	4%
Nondeductible expenses	3%	1%	0%
Research credit, Federal benefit	(3%)	(2%)	(2%)
Section 199 - Qualified production activities	0%	0%	(1%)
Stock-based compensation	(7%)	(4%)	(13%)
Remeasurement of deferred tax liabilities	0%	0%	(20%)
Effective income tax rate	20%	22%	3%

Our effective income tax rate was 20% and 22% for the years ended December 31, 2019 and 2018, respectively.  The lower effective income tax rate for the year ended December 31, 2019 primarily resulted from an increase in excess tax benefits from stock-based compensation related to vesting events, which was partially offset by changes in tax legislation that increased non-deductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
Deferred income tax assets (liabilities):
Stock-based compensation	$994	$1,529
Investment in Paycom Payroll Holdings, LLC	(92,743)	(73,020)
Net operating losses	532	935
Federal tax credits	—	350
Noncurrent deferred income tax liabilities, net	$(91,217)	$(70,206)

 At December 31, 2019, we had net operating loss carryforwards for state income tax purposes of approximately $0.5 million which are available to offset future state taxable income that begin expiring in 2030.

At December 31, 2019 and 2018, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

14.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth selected quarterly statements of income data for the periods indicated:

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$199,943	$169,313	$175,006	$193,409
Operating income	$62,488	$52,886	$50,556	$60,294
Net income	$47,282	$48,762	$39,152	$45,380
Earnings per share, basic	$0.82	$0.85	$0.68	$0.79
Earnings per share, diluted	$0.81	$0.83	$0.67	$0.78
Weighted average shares outstanding:
Basic	57,357	57,569	57,654	57,659
Diluted	58,316	58,410	58,383	58,378

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$153,916	$128,800	$133,288	$150,332
Operating income	$51,020	$43,037	$36,245	$43,413
Net income	$41,160	$35,722	$28,769	$31,414
Earnings per share, basic	$0.71	$0.62	$0.50	$0.55
Earnings per share, diluted	$0.70	$0.61	$0.49	$0.54
Weighted average shares outstanding:
Basic	57,793	57,837	57,727	57,491
Diluted	58,739	58,721	58,545	58,238

15.	SUBSEQUENT EVENTS

On January 30, 2020, we issued an aggregate of 444,896 restricted shares of common stock to our executive officers and certain non-executive employees under the LTIP, consisting of 360,948 Market-Based Shares and 83,948 Time-Based Shares. Market-Based Shares for executive officers will vest 50% on the first date, if any, that the Company’s TEV (calculated as defined in the applicable restricted stock award agreement) equals or exceeds $23.75 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $27.7 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Market-Based Shares for non-executive employees will vest 50% on the first date, if any, that the Company’s TEV equals or exceeds $19.8 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $22.15 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Time-Based Shares granted to non-executive employees will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included below.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Public Accounting Firm’s Report on Internal Control over Financial Reporting

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 13, 2020 expressed an unqualified opinion on those financial statements.

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

February 13, 2020

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

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income, Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows, Years Ended December 31, 2019, 2018 and 2017

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

4.11*	Description of Securities

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

10.2.6+

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved January 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2020, filed with the SEC on February 5, 2020).

10.2.7+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved January 30, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2020, filed with the SEC on February 5, 2020).

10.3+

Amended and Restated Executive Employment Agreement by and between Paycom Software, Inc. and Chad Richison, dated October 28, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on October 31, 2019).

10.4

Unanimous Written Consent of the Compensation Committee of the Board of Directors of Paycom Software, Inc. dated October 28, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on October 31, 2019).

10.5+

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

10.7.1+

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

10.9.1

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

10.10

Real Estate Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated December 7, 2017, by Paycom Payroll, LLC in favor of JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018).

10.11

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

10.11.1

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

21.1*	List of subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2020

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 13, 2020

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