Form 10-Q
period 2020-03-31
Paycom Software, Inc.
filed 2020-04-30
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 21, 2020, there were 58,566,076 shares of common stock, par value of $0.01 per share, outstanding, including 1,132,997 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,827	$133,667
Accounts receivable	8,059	9,298
Prepaid expenses	17,853	13,561
Inventory	930	1,158
Income tax receivable	—	4,020
Deferred contract costs	50,513	46,618
Current assets before funds held for clients	259,182	208,322
Funds held for clients	1,392,379	1,662,778
Total current assets	1,651,561	1,871,100
Property and equipment, net	254,423	238,458
Goodwill	51,889	51,889
Long-term deferred contract costs	316,768	292,134
Other assets	35,084	33,336
Total assets	$2,309,725	$2,486,917
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,694	$5,051
Income tax payable	15,953	—
Accrued commissions and bonuses	5,662	12,343
Accrued payroll and vacation	21,159	14,870
Deferred revenue	11,660	11,105
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	43,633	45,600
Current liabilities before client funds obligation	105,536	90,744
Client funds obligation	1,392,379	1,662,778
Total current liabilities	1,497,915	1,753,522
Deferred income tax liabilities, net	92,609	91,217
Long-term deferred revenue	66,795	65,139
Net long-term debt, less current portion	30,423	30,858
Other long-term liabilities	22,195	19,553
Total long-term liabilities	212,022	206,767
Total liabilities	1,709,937	1,960,289
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,352 and 61,350 shares issued at March 31, 2020 and December 31, 2019, respectively; 57,622 and 57,660 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	614	613
Additional paid-in capital	275,813	257,501
Retained earnings	639,181	576,166
Treasury stock, at cost (3,730 and 3,689 shares at March 31, 2020 and December 31, 2019, respectively)	(315,820)	(307,652)
Total stockholders' equity	599,788	526,628
Total liabilities and stockholders' equity	$2,309,725	$2,486,917

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Recurring	$238,495	$196,864
Implementation and other	3,873	3,079
Total revenues	242,368	199,943
Cost of revenues
Operating expenses	24,116	24,776
Depreciation and amortization	5,930	4,542
Total cost of revenues	30,046	29,318
Administrative expenses
Sales and marketing	55,018	39,645
Research and development	21,621	18,489
General and administrative	40,134	45,198
Depreciation and amortization	6,285	4,805
Total administrative expenses	123,058	108,137
Total operating expenses	153,104	137,455
Operating income	89,264	62,488
Interest expense	(16)	(276)
Other income (expense), net	(930)	(100)
Income before income taxes	88,318	62,112
Provision for income taxes	25,303	14,830
Net income	$63,015	$47,282
Earnings per share, basic	$1.09	$0.82
Earnings per share, diluted	$1.08	$0.81
Weighted average shares outstanding:
Basic	57,655	57,357
Diluted	58,440	58,316

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	280	2	(2)	—	—	—	—
Stock-based compensation	—	—	36,187	—	—	—	36,187
Repurchases of common stock	—	—	—	—	110	(19,669)	(19,669)
Net income	—	—	—	47,282	—	—	47,282
Balances at March 31, 2019	61,027	$609	$239,865	$442,872	3,580	$(284,793)	$398,553

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628
Vesting of restricted stock	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	18,313	—	—	—	18,313
Repurchases of common stock	—	—	—	—	41	(8,168)	(8,168)
Net income	—	—	—	63,015	—	—	63,015
Balances at March 31, 2020	61,352	$614	$275,813	$639,181	3,730	$(315,820)	$599,788

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$63,015	$47,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,215	9,347
Accretion of discount on available-for-sale securities	(467)	(165)
Amortization of debt issuance costs	9	9
Stock-based compensation expense	15,811	31,071
Cash paid for derivative settlement	(69)	(1)
Loss on derivative	1,644	540
Deferred income taxes, net	1,392	3,722
Changes in operating assets and liabilities:
Accounts receivable	1,239	(421)
Prepaid expenses	(4,292)	(1,498)
Inventory	254	(11)
Other assets	(1,801)	(702)
Deferred contract costs	(27,630)	(23,414)
Accounts payable	408	(1,251)
Income taxes, net	19,973	7,488
Accrued commissions and bonuses	(6,681)	(6,118)
Accrued payroll and vacation	6,289	3,765
Deferred revenue	2,211	2,860
Accrued expenses and other current liabilities	(1,490)	7,923
Net cash provided by operating activities	82,030	80,426
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(177,903)	(16,800)
Proceeds from maturities of short-term investments from funds held for clients	20,000	14,500
Purchases of property and equipment	(25,726)	(14,889)
Net cash used in investing activities	(183,629)	(17,189)
Cash flows from financing activities
Repurchases of common stock	(7,998)	—
Withholding taxes paid related to net share settlements	(170)	(19,669)
Payments on long-term debt	(444)	(444)
Net change in client funds obligation	(270,399)	437,678
Net cash (used in) provided by financing activities	(279,011)	417,565
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(380,610)	480,802
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,641,854	986,464
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,261,244	$1,467,266

See accompanying notes to the unaudited consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$181,827	$91,307
Restricted cash included in funds held for clients	1,079,417	1,375,959
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,261,244	$1,467,266

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$8,251	$3,384
Stock-based compensation for capitalized software	$1,601	$3,329

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

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our consolidated balance sheets as of March 31, 2020 and our consolidated statements of income, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019.  Such adjustments are of a normal recurring nature.  The information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Form 10-K.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year.

Recently Adopted Accounting Pronouncements

In January 2020, we adopted Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2020, we adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”).  ASU No. 2018-13 modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date.  As of March 31, 2020 and December 31, 2019, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets.  These available-for-sale securities are recorded in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock.  As of March 31, 2020, there was $242.0 million available for repurchases under our stock repurchase plan.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on March 12, 2022.

During the three months ended March 31, 2020, we repurchased an aggregate of 40,032 shares of our common stock at an average cost of $204.04 per share, including 671 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”).  The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences.  ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes.  This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our financial position and results of operations, if any.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

3.	REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Changes in deferred revenue related to material right performance obligations as of March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$76,244	$64,651
Deferral of revenue	5,885	5,561
Recognition of unearned revenue	(3,674)	(2,701)
Balance, end of period	$78,455	$67,511

We expect to recognize $8.8 million of deferred revenue related to material right performance obligations in the remainder of 2020, $11.5 million of such deferred revenue in 2021, and $58.2 million of such deferred revenue thereafter.

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

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$194,964	$21,184	$(7,188)	$208,960
Costs to fulfill a contract	$143,788	$19,509	$(4,976)	$158,321

	As of and for the Three Months Ended March 31, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$19,387	$(5,721)	$172,655
Costs to fulfill a contract	$101,756	$15,005	$(3,470)	$113,291

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31, 2020	December 31, 2019
Property and equipment
Software and capitalized software costs	$109,275	$99,125
Buildings	101,707	101,707
Computer equipment	60,673	56,879
Rental clocks	21,906	20,836
Furniture, fixtures and equipment	18,809	18,311
Other	6,853	6,242
	319,223	303,100
Less: accumulated depreciation and amortization	(137,114)	(124,950)
	182,109	178,150
Construction in progress	43,280	31,274
Land	29,034	29,034
Property and equipment, net	$254,423	$238,458

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three months ended March 31, 2020 and 2019, we capitalized $9.7 million and $8.9 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress.  For both the three months ended March 31, 2020 and 2019, we incurred interest costs of $0.4 million, of which we capitalized $0.4 million and $0.1 million, respectively.  Included in the construction in progress balance at March 31, 2020 and December 31, 2019 is $2.5 million and $2.2 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $12.2 million and $9.3 million, respectively, for the three months ended March 31, 2020 and 2019.
5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both March 31, 2020 and December 31, 2019, goodwill was $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2019.  As of March 31, 2020 and December 31, 2019, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets, which are included in Other assets in our consolidated balance sheets:

	March 31, 2020
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.3	$3,194	$(2,715)	$479
Total		$3,194	$(2,715)	$479

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

	December 31, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.5	$3,194	$(2,662)	$532
Total		$3,194	$(2,662)	$532

The weighted average remaining useful life of our intangible assets was 2.3 years as of March 31, 2020.  Amortization of intangible assets for both the three months ended March 31, 2020 and 2019 was $0.1 million.

6.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
Net term note to bank due September 7, 2025	$32,198	$32,633
Total long-term debt, net (including current portion)	32,198	32,633
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$30,423	$30,858

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As of March 31, 2020, our indebtedness of $30.4 million consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both March 31, 2020 and December 31, 2019 are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of March 31, 2020, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of March 31, 2020, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

subject to customary exceptions for a facility of the size and type of the Facility.  As of March 31, 2020, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of March 31, 2020 and December 31, 2019, the carrying value of our total long-term debt approximated its fair value as of such date.  The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the three months ended March 31, 2020 and 2019, we recorded losses of $1.6 million and $0.5 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  As of March 31, 2020 and December 31, 2019, all available-for-sale securities and certificates of deposit were due in thirteen months or less.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$142,574	$—	$142,574
Certificates of deposit	$—	$170,388		$170,388
Liabilities:
Interest rate swap	$—	$2,933	$—	$2,933

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$79,591	$—	$79,591
Certificates of deposit	$—	$75,000	$—	$75,000
Liabilities:
Interest rate swap	$—	$1,358	$—	$1,358

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $2.2 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares.  Eligible employees purchased 25,564 and 22,330 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2020 and 2019, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.4 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$63,015	$47,282
Less: income allocable to participating securities	(27)	(55)
Income allocable to common shares	$62,988	$47,227
Add back: undistributed earnings allocable to participating securities	$27	$55
Less: undistributed earnings reallocated to participating securities	(27)	(54)
Numerator for diluted earnings per share	$62,988	$47,228
Denominator:
Basic weighted average shares outstanding	57,655	57,357
Dilutive effect of unvested restricted stock	785	959
Diluted weighted average shares outstanding	58,440	58,316
Earnings per share:
Basic	$1.09	$0.82
Diluted	$1.08	$0.81

11.	STOCK-BASED COMPENSATION

The following table summarizes restricted stock awards activity for the three months ended March 31, 2020:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2019	742.6	$107.93	—	$—
Granted	85.1	$323.94	360.9	$216.69
Vested	(2.0)	$155.81	—	$—
Forfeited	(16.3)	$117.73	(1.0)	$251.33
Unvested shares of restricted stock outstanding at March 31, 2020	809.4	$130.34	359.9	$216.59

During the three months ended March 31, 2020, we issued an aggregate of 446,096 restricted shares of common stock to our executive officers and certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 360,948 shares subject to market-based vesting conditions (“Market-Based Shares”) and 85,148 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares for executive officers will vest 50% on the first date, if any, that the Company’s total enterprise value (calculated as defined in the applicable restricted stock award agreement) (“TEV”) equals or exceeds $23.75 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $27.7 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date.  Market-Based Shares for non-executive employees will vest 50% on the first date, if any, that the Company’s TEV equals or exceeds $19.8 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $22.15 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(unaudited)

For the three months ended March 31, 2020 and 2019, our total compensation expense related to restricted stock was $15.8 million and $31.1 million, respectively.  There was $143.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of March 31, 2020. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 1.9 years as of March 31, 2020.

We capitalized stock-based compensation costs related to software developed for internal use of $1.6 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively.

12.	COMMITMENTS AND CONTINGENCIES

As previously disclosed, since February 2019, we have received subpoenas and requests from the SEC focused on whether certain of our clients were charged, and paid, an additional amount for one or more applications for which the clients were already being charged. In connection with this matter, we identified less than 250 affected clients, representing approximately 0.5% of our client base as of December 31, 2019.  Since December 2019, we have been notifying clients affected by such charges between approximately 2011 and 2019 and have refunded approximately $2.5 million, in the aggregate, to such clients. This issue did not have a material impact on our financial results for any prior period. The SEC staff has informed our legal counsel that its inquiry concerns our books and records and internal controls. We cannot predict the timing, scope or outcome of this matter.

We are involved in various legal proceedings in the ordinary course of business.  Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.
13.	INCOME TAXES

The Company’s effective income tax rate was 28.7% and 23.9% for the three months ended March 31, 2020 and 2019, respectively. The higher effective tax rate for the three months ended March 31, 2020 is primarily related to a decrease in excess tax benefits from stock-based compensation related to vesting events as compared to the three months ended March 31, 2019.
14.	SUBSEQUENT EVENTS

On April 27, 2020, we issued an aggregate of 60,348 restricted shares of common stock to certain non-executive employees under the LTIP consisting of Time-Based Shares that will vest in three equal tranches annually, beginning on the first anniversary of the grant date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

On April 27, 2020, we issued an aggregate of 5,970 restricted shares of common stock under the LTIP to the non-employee members of our board of directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2020, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2020 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2019, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; the timeline for construction of our new Texas operations facility; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to our new Texas operations facility and research and development; our plans to repurchase shares of our common stock through a stock repurchase plan; our expected income tax rate for future periods; and the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations, cash flows, financial condition and liquidity.  In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	changes in laws, government regulations and policies and interpretations thereof;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	the impact of COVID-19 on the U.S. economy, including business disruptions resulting from government-mandated mitigation measures, reductions in employment and an increase in business failures;
•	our compliance with data privacy laws and regulations;
•	our ability to develop enhancements and new applications, keep pace with technological developments and respond to future disruptive technologies;
•	our ability to compete effectively;
•	fluctuations in our financial results due to factors beyond our control;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility that clients may not be satisfied with our deployment or technical support services, or that our solution fails to perform properly;
•	our dependence on our key executives;
•	our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing and operational personnel;
•	our failure to develop and maintain our brand cost-effectively;
•	seasonality of certain operating results and financial metrics;
•	the possibility that the Affordable Care Act may be modified or repealed;

•	our failure to adequately protect our intellectual property rights;
•	our reliance on relationships with third parties; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K, Part II, Item 1A, “Risk Factors” of this Form 10-Q and our other reports filed with the SEC.

Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-Q.  We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2020.  Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth. We also plan to open additional sales offices in the future to further expand our presence in the U.S. market.

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

Our target client size range is 50 to 5,000 employees.  While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations, increased the number of applications we offer and gained traction with larger companies.  We believe larger employers represent a substantial opportunity to increase the number of potential clients and to increase our revenues per client, with limited incremental cost to us.  Because we charge our clients on a per-employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations.  As discussed in more detail below, client headcount fluctuations are particularly relevant in light of the ongoing COVID-19 pandemic.  Generally, we expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market.

We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services.  Those collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days.  We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees.  As we introduce new applications, expand our client base and renew and expand relationships with existing clients, we expect our average funds held for clients balance and, accordingly, interest earned on funds held for clients, will increase; however, the amount of interest we earn can be positively or negatively impacted by changes in interest rates.  Even if our average funds held for clients balance continues to increase, the impact of significantly lower average interest rates could partially offset the impact of such increased balance and, as a result, have a negative impact on recurring revenue growth.

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

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended March 31, 2020 and 2019, our total gross margins were approximately 88% and 85%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.  Nonetheless, as discussed in further detail below, operational challenges resulting from the ongoing COVID-19 crisis may negatively impact our gross margins throughout 2020.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments have imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our clients, and will impact our business and consolidated results of operations and could impact our financial condition in the future. We are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q.

The COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Temporary and permanent business closures across multiple industries are resulting in significant layoffs and employee furloughs. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients will negatively impact our results of operations. Further, as a result of ongoing business disruptions, client prospects may delay onboarding decisions and service implementation.

In addition, during 2019, interest earned on funds held for clients contributed to growth in recurring revenue, due to both higher average interest rates and an increased average funds held for clients balance. Since August 2019, the Federal Open Market Committee has reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. In addition, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to delay the payment of the employer’s share of Social Security taxes to a future date.  Significantly lower average interest rates in 2020, as well as slower growth in average funds held for clients balance due to lower employee headcount at our clients and clients electing the Social Security tax deferral under the CARES Act, will have a negative effect on recurring revenue growth.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. Our remote work arrangements may create operational challenges and may result in increased costs related to investments in technology.  As of March 31, 2020, 98% of our employees were working remotely.

Furthermore, our salesforce has historically traveled frequently to sell our solution. Beginning in March 2020 and continuing for the foreseeable future, our sales employees are conducting all meetings with current and prospective clients virtually. If clients and client prospects are not as willing or available to engage via video conference and teleconference, we expect that the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future. Despite these new challenges, the current remote work environment presents a unique opportunity for our salesforce, in that each sales employee is able to meet with a greater number of client prospects in a given day than he or she would if conducting in-person meetings. Nonetheless, while our revenue and earnings are relatively predictable, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.

Despite the economic challenges brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy. Internally, all applications within the Paycom solution, and more specifically Employee Self-Service, Manager on-the-Go, Documents and Checklists, Ask Here and our enhanced Learning Management System, have been instrumental in our ability to seamlessly manage and communicate with our remote workforce. As many clients have also transitioned their workforces to work-from-home arrangements, we believe they too are recognizing the benefits of these applications and our focus on employee usage, as well as the strengths and advantages of our single database solution. In contrast, we believe the remote work environment is exposing the weaknesses and disadvantages arising from the combination of disparate systems offered by some of our competitors.

Although we currently have some insight with respect to the shorter-term effects of the COVID-19 pandemic, it is not possible at this time to estimate the full impact that the crisis could have on our business. The impact will depend on future developments that are highly uncertain and cannot be predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2020		2019		% Change
Revenues
Recurring	$238,495	98.4%	$196,864	98.5%	21%
Implementation and other	3,873	1.6%	3,079	1.5%	26%
Total revenues	242,368	100.0%	199,943	100.0%	21%
Cost of revenues
Operating expenses	24,116	10.0%	24,776	12.4%	-3%
Depreciation and amortization	5,930	2.4%	4,542	2.3%	31%
Total cost of revenues	30,046	12.4%	29,318	14.7%	2%
Administrative expenses
Sales and marketing	55,018	22.7%	39,645	19.8%	39%
Research and development	21,621	8.9%	18,489	9.2%	17%
General and administrative	40,134	16.6%	45,198	22.6%	-11%
Depreciation and amortization	6,285	2.6%	4,805	2.4%	31%
Total administrative expenses	123,058	50.8%	108,137	54.0%	14%
Total operating expenses	153,104	63.2%	137,455	68.7%	11%
Operating income	89,264	36.8%	62,488	31.3%	43%
Interest expense	(16)	0.0%	(276)	-0.1%	-94%
Other income (expense), net	(930)	-0.4%	(100)	-0.1%	830%
Income before income taxes	88,318	36.4%	62,112	31.1%	42%
Provision for income taxes	25,303	10.4%	14,830	7.5%	71%
Net income	$63,015	26.0%	$47,282	23.6%	33%

Revenues

The increase in total revenues for the three months ended March 31, 2020 compared to the same period in 2019 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) contributions from new sales offices opened in 2018 and 2019 that are progressing to maturity and (iii) the sale of additional applications to our existing clients.  In addition, the strong performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the three months ended March 31, 2020 as compared to the same period in 2019.  These increases were partially offset by a decrease in interest earned on funds held for clients attributable to lower interest rates during the three months ended March 31, 2020, as compared to the same period in 2019.

The increase in implementation and other revenues for the three months ended March 31, 2020 from the same period in 2019 was primarily the result of the increased recognition of non-refundable conversion fees that are charged to new clients to offset the expense of new client set up.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended March 31, 2020, cost of revenues increased from the comparable prior year period by $0.7 million.  Depreciation and amortization expense increased $1.4 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets. Additionally, during the three months ended March 31, 2020, employee-related expenses increased $0.8 million from the same period in 2019 due to growth in the number of operating personnel, and automated clearing house fees increased $0.4 million in connection with the increase in revenues.  These increases in cost of revenues were partially offset by a $1.7 million decrease in non-cash stock based compensation and a $0.2 million decrease in shipping and supplies fees during the three months ended March 31, 2020, as compared to the prior year period.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2020, sales and marketing expenses increased from the comparable prior year period by $15.4 million due to an $8.3 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation, and a $7.1 million increase in marketing and advertising expense due to increased spending across most components of our marketing program. Based on positive results from recent advertising campaigns, we plan to increase spending on marketing and advertising in the second quarter of 2020 as compared to the first quarter of 2020, and may continue to do so in future periods as we see opportunities for returns on our investments.

Research and Development

During the three months ended March 31, 2020, research and development expenses increased from the comparable prior year period due to a $4.0 million increase in employee-related expenses, which was partially offset by a $0.9 million decrease in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	% Change

Capitalized portion of research and development	$9,746	$8,940	9%
Expensed portion of research and development	21,621	18,489	17%
Total research and development costs	$31,367	$27,429	14%

General and Administrative

During the three months ended March 31, 2020, general and administrative expenses decreased $5.1 million from the comparable prior year period primarily due to a $13.3 million decrease in non-cash stock-based compensation, which was partially offset by a $4.6 million increase in accounting and legal expenses related to regulatory and compliance matters and a $3.6 million increase in employee-related expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended March 31,
	2020	2019	% Change
Non-cash stock-based compensation expense
Operating expenses	$1,198	$2,896	-59%
Sales and marketing	3,165	2,583	23%
Research and development	2,171	3,046	-29%
General and administrative	9,277	22,546	-59%
Total non-cash stock-based compensation expense	$15,811	$31,071	-49%

During the three months ended March 31, 2020, our non-cash stock-based compensation expense decreased $15.3 million from the comparable prior year period primarily due to the accelerated vesting of restricted stock subject to market-based vesting conditions during the first quarter of 2019.

Depreciation and Amortization

During the three months ended March 31, 2020, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2020 was due to the timing of construction of our expanded operations facility in Grapevine, Texas, which resulted in more capitalized interest in 2020.

Other Income (Expense), net

The decrease in other income (expense), net for the three months ended March 31, 2020 was primarily due to a decrease in the fair value of our interest rate swap as compared to the three months ended March 31, 2019.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 28.7% and 23.9% for the three months ended March 31, 2020 and 2019, respectively. The higher effective income tax rate for the three months ended March 31, 2020 primarily resulted from a decrease in excess tax benefits from stock-based compensation related to vesting events as compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents.  Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit.  Additionally, we maintain a senior secured revolving credit facility (the “Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances.  The Facility provides us the ability to borrow funds in the aggregate principal amount of $75.0 million, which may be increased up to $125.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  We believe our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.  Given the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business, financial position and liquidity.

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

Term Credit Agreement.  As of March 31, 2020, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank.  All Term Loans were used to finance construction projects at our corporate headquarters.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of March 31, 2020, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement.  In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the three months ended March 31, 2020, we recognized a loss of $1.6 million for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement.  As of March 31, 2020, we did not have any borrowings outstanding under the Facility.

Stock Repurchase Plan and Withholding Shares to Cover Taxes.  In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock.  As of March 31, 2020, there was $242.0 million available for repurchases under our stock repurchase plan.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on March 12, 2022.

During the three months ended March 31, 2020, we repurchased an aggregate of 40,032 shares of our common stock at an average cost of $204.04 per share, including 671 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock. Our payment of the taxes on behalf of those employees resulted in a cash expenditure of $0.2 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change %
Net cash provided by (used in):
Operating activities	$82,030	$80,426	2%
Investing activities	(183,629)	(17,189)	968%
Financing activities	(279,011)	417,565	-167%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(380,610)	$480,802	-179%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2020 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the three months ended March 31, 2019, our operating cash flows for the three months ended March 31, 2020 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2020 increased from the comparable prior year period due to a $161.1 million increase in purchases of short-term investments from funds held for clients and a $10.8 million increase in cash used for purchases of property and equipment.  The increase in cash used in investing activities was partially offset by a $5.5 million increase in proceeds from maturities of short-term investments from funds held for clients.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2020 increased from the comparable prior year period primarily due to the impact of a $708.1 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Additionally, cash flows used in financing activities increased by $8.0 million due to repurchases of common stock.  These cash flows used in financing activities were partially offset by a $19.5 million decrease in withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.  For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 5.  Leases”, “Note 6. Long-Term Debt” and “Note 12. Commitments and Contingencies” in the Form 10-K and “Note 6. Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of Accounting Pronouncements

Discussion of our adoption of ASU 2018-13 and ASU 2018-15 can be found in Note 2 in this Form 10-Q.

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

Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income or other consolidated statements of income data prepared in accordance with U.S. GAAP. Adjusted EBITDA and non-GAAP net income may not be comparable to similarly titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2020	2019
Net income to adjusted EBITDA:
Net income	$63,015	$47,282
Interest expense	16	276
Provision for income taxes	25,303	14,830
Depreciation and amortization	12,215	9,347
EBITDA	100,549	71,735
Non-cash stock-based compensation expense	15,811	31,071
Change in fair value of interest rate swap	1,575	539
Adjusted EBITDA	$117,935	$103,345

	Three Months Ended March 31,
	2020	2019
Net income to non-GAAP net income:
Net income	$63,015	$47,282
Non-cash stock-based compensation expense	15,811	31,071
Change in fair value of interest rate swap	1,575	539
Income tax effect on non-GAAP adjustments	(2,473)	(9,642)
Non-GAAP net income	$77,928	$69,250
Earnings per share, basic	$1.09	$0.82
Earnings per share, diluted	$1.08	$0.81
Non-GAAP net income per share, basic	$1.35	$1.21
Non-GAAP net income per share, diluted	$1.33	$1.19
Weighted average shares outstanding:
Basic	57,655	57,357
Diluted	58,440	58,316

	Three Months Ended March 31,
	2020	2019
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.09	$0.82
Non-cash stock-based compensation expense	0.27	0.54
Change in fair value of interest rate swap	0.03	0.01
Income tax effect on non-GAAP adjustments	(0.04)	(0.16)
Non-GAAP net income per share, basic	$1.35	$1.21

	Three Months Ended March 31,
	2020	2019
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.08	$0.81
Non-cash stock-based compensation expense	0.27	0.53
Change in fair value of interest rate swap	0.03	0.01
Income tax effect on non-GAAP adjustments	(0.05)	(0.16)
Non-GAAP net income per share, diluted	$1.33	$1.19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $181.8 million as of March 31, 2020. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-Q, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans.  As of March 31, 2020, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million.  Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of March 31, 2020, we have not made any draws under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The novel coronavirus (COVID-19) pandemic could adversely impact our business, results of operations, cash flows, financial condition and liquidity.

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact our business, results of operations, cash flows, financial condition and liquidity.  The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to:

•	the duration and scope of the pandemic;
•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•	the impact of business disruptions and reductions in headcount on our clients and the resulting impact on their demand for our services and solution;
•	the increase in business failures among businesses that we serve;
•	our clients’ ability to pay for our services and solutions; and
•	our ability to provide our services and solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.

Temporary and permanent business closures across multiple industries are resulting in significant layoffs and employee furloughs. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients will negatively impact our results of operations. Further, as a result of ongoing business disruptions, client prospects may delay onboarding decisions and service implementation.

In order to spur economic activity to counteract the adverse effects of the COVID-19 pandemic, the Federal Open Market Committee lowered its target for the federal funds rate in March 2020.  In addition, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to delay the payment of the employer’s share of Social Security taxes to a future date.  Significantly lower average interest rates in 2020, as well as slower growth in the average funds held for clients balance due to lower employee headcount at our clients and clients electing the Social Security tax deferral under the CARES Act will have a negative effect on recurring revenue growth.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. Our remote work arrangements may create operational challenges and may result in increased costs related to investments in technology.  As of March 31, 2020, 98% of our employees were working remotely.

Furthermore, we have prohibited all business-related travel until further notice and our salesforce is conducting all sales meetings virtually.  If clients and client prospects are not as willing or available to engage via video conference and teleconference, we expect that the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

Even after the COVID-19 outbreak has subsided, depending upon its duration and frequency of recurrence, and the governmental policies in response thereto, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that may occur or be continuing as a result. We are evaluating the extent to which

COVID-19 has impacted us and our employees and clients, and the extent to which it and other emerging developments are expected to impact us in the future.

Our financial results may fluctuate due to many factors, some of which may be beyond our control.

Our results of operations, including our revenues, costs of revenues, administrative expenses, operating income, cash flow and deferred revenue, may vary significantly in the future, and the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our financial results may negatively impact the value of our common stock.  Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

•	our ability to attract new clients or sell additional applications to our existing clients;
•	the number of new clients and their employees, as compared to the number of existing clients and their employees in a particular period;
•	the mix of clients between small, mid-sized and large organizations;
•	the extent to which we retain existing clients and the expansion or contraction of our relationships with them;
•	the mix of applications sold during a period;
•	changes in our pricing policies or those of our competitors;
•	seasonal factors affecting payroll processing, demand for our applications or potential clients’ purchasing decisions;
•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
•	the timing and success of new applications introduced by us and the timing of expenses related to the development of new applications and technologies;
•	the timing and success of current and new competitive products and services offered by our competitors;
•	economic conditions affecting our clients, including their ability to outsource HCM solutions and hire employees;
•	business disruptions caused by pandemics such as the COVID-19 outbreak;
•	changes in laws, regulations or policies affecting our clients’ legal obligations and, as a result, demand for certain applications;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or clients;
•	our ability to manage our existing business and future growth, including expenses related to our data centers and the expansion of such data centers and the addition of new offices;
•	the effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;
•	inclement weather or natural disasters, including but not limited to tornadoes, hurricanes, fires, earthquakes and floods;
•	network outages or security breaches; and
•	general economic, industry and market conditions.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2020(2)	477	$278.14	477	$119,300,000
February 1 - 29, 2020	—	$—	—	$119,300,000
March 1 - 31, 2020(3)	39,555	$203.14	39,555	$242,000,000
Total	40,032		40,032
(1)

Pursuant to a stock repurchase plan announced on November 20, 2018, we were authorized to purchase (in the aggregate) up to $150.0 million of our common stock in open market purchases, privately negotiated transactions or by other means.  On March 12, 2020, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $250.0 million and extended the expiration date to March 12, 2022.

(2)	Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(3)	Includes 194 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

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

Exhibit No.	Description

10.1*+	Second Amended and Restated Executive Employment Agreement dated March 9, 2020, by and between Paycom Software, Inc. and Chad Richison.

10.2*+	Amended and Restated Executive Employment Agreement dated March 9, 2020, by and between Paycom Software, Inc. and Craig Boelte.

10.3*+	Amended and Restated Executive Employment Agreement dated March 9, 2020, by and between Paycom Software, Inc. and Jeffrey York.

10.4+

Form of CEO Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved January 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2020, filed with the SEC on February 5, 2020).

10.5+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved January 30, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2020, filed with the SEC on February 5, 2020).

10.6*+	Form of Market-Based Vesting Restricted Stock Award Agreement (Non-Executives) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan.

10.7*+	Form of Time-Based Vesting Restricted Stock Award Agreement (Non-Executives) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan.

10.8*+	Form of Restricted Stock Award Agreement (Directors) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex311_9.htm

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. payc-ex312_6.htm

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. payc-ex321_7.htm

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: April 30, 2020	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)