Form 10-Q
period 2020-06-30
Paycom Software, Inc.
filed 2020-08-06
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, there were 58,532,912 shares of common stock, par value of $0.01 per share, outstanding, including 929,015 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$113,518	$133,667
Accounts receivable	9,295	9,298
Prepaid expenses	24,987	13,561
Inventory	1,376	1,158
Income tax receivable	4,324	4,020
Deferred contract costs	53,023	46,618
Current assets before funds held for clients	206,523	208,322
Funds held for clients	1,033,535	1,662,778
Total current assets	1,240,058	1,871,100
Property and equipment, net	266,831	238,458
Goodwill	51,889	51,889
Long-term deferred contract costs	328,380	292,134
Other assets	34,342	33,336
Total assets	$1,921,500	$2,486,917
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,667	$5,051
Accrued commissions and bonuses	6,539	12,343
Accrued payroll and vacation	18,949	14,870
Deferred revenue	12,273	11,105
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	40,513	45,600
Current liabilities before client funds obligation	83,716	90,744
Client funds obligation	1,033,535	1,662,778
Total current liabilities	1,117,251	1,753,522
Deferred income tax liabilities, net	98,536	91,217
Long-term deferred revenue	68,614	65,139
Net long-term debt, less current portion	29,989	30,858
Other long-term liabilities	21,257	19,553
Total long-term liabilities	218,396	206,767
Total liabilities	1,335,647	1,960,289
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,613 and 61,350 shares issued at June 30, 2020 and December 31, 2019, respectively; 57,588 and 57,660 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	616	613
Additional paid-in capital	300,408	257,501
Retained earnings	667,770	576,166
Treasury stock, at cost (4,025 and 3,689 shares at June 30, 2020 and December 31, 2019, respectively)	(382,941)	(307,652)
Total stockholders' equity	585,853	526,628
Total liabilities and stockholders' equity	$1,921,500	$2,486,917

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Recurring	$177,950	$165,998	$416,445	$362,862
Implementation and other	3,637	3,315	7,510	6,394
Total revenues	181,587	169,313	423,955	369,256
Cost of revenues
Operating expenses	23,257	20,289	47,373	45,065
Depreciation and amortization	6,301	4,950	12,231	9,492
Total cost of revenues	29,558	25,239	59,604	54,557
Administrative expenses
Sales and marketing	56,064	41,575	111,082	81,220
Research and development	21,778	16,775	43,399	35,264
General and administrative	40,837	27,460	80,971	72,658
Depreciation and amortization	6,774	5,378	13,059	10,183
Total administrative expenses	125,453	91,188	248,511	199,325
Total operating expenses	155,011	116,427	308,115	253,882
Operating income	26,576	52,886	115,840	115,374
Interest expense	(3)	(258)	(19)	(534)
Other income (expense), net	162	(263)	(768)	(363)
Income before income taxes	26,735	52,365	115,053	114,477
Provision for income taxes	(1,854)	3,603	23,449	18,433
Net income	$28,589	$48,762	$91,604	$96,044
Earnings per share, basic	$0.50	$0.85	$1.59	$1.67
Earnings per share, diluted	$0.49	$0.83	$1.57	$1.64
Weighted average shares outstanding:
Basic	57,568	57,569	57,611	57,464
Diluted	58,237	58,410	58,363	58,396

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	280	2	(2)	—	—	—	—
Stock-based compensation	—	—	36,187	—	—	—	36,187
Repurchases of common stock	—	—	—	—	110	(19,669)	(19,669)
Net income	—	—	—	47,282	—	—	47,282
Balances at March 31, 2019	61,027	$609	$239,865	$442,872	3,580	$(284,793)	$398,553
Vesting of restricted stock	275	3	(3)	—	—	—	—
Stock-based compensation	—	—	6,207	—	—	—	6,207
Repurchases of common stock	—	—	—	—	92	(18,760)	(18,760)
Net income	—	—	—	48,762	—	—	48,762
Balances at June 30, 2019	61,302	$612	$246,069	$491,634	3,672	$(303,553)	$434,762

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628
Vesting of restricted stock	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	18,313	—	—	—	18,313
Repurchases of common stock	—	—	—	—	41	(8,168)	(8,168)
Net income	—	—	—	63,015	—	—	63,015
Balances at March 31, 2020	61,352	$614	$275,813	$639,181	3,730	$(315,820)	$599,788
Vesting of restricted stock	261	2	(2)	—	—	—	—
Stock-based compensation	—	—	24,597	—	—	—	24,597
Repurchases of common stock	—	—	—	—	295	(67,121)	(67,121)
Net income	—	—	—	28,589	—	—	28,589
Balances at June 30, 2020	61,613	$616	$300,408	$667,770	4,025	$(382,941)	$585,853

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$91,604	$96,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,290	19,675
Accretion of discount on available-for-sale securities	(974)	(367)
Amortization of debt issuance costs	19	17
Stock-based compensation expense	37,029	36,668
Cash paid for derivative settlement	(233)	(3)
Loss on derivative	1,939	1,376
Deferred income taxes, net	7,319	9,436
Changes in operating assets and liabilities:
Accounts receivable	3	564
Prepaid expenses	(11,426)	(3,607)
Inventory	(433)	(248)
Other assets	(1,113)	(2,479)
Deferred contract costs	(40,488)	(37,591)
Accounts payable	(1,017)	(1,284)
Income taxes, net	(304)	(6,654)
Accrued commissions and bonuses	(5,804)	(2,771)
Accrued payroll and vacation	4,079	819
Deferred revenue	4,643	5,353
Accrued expenses and other current liabilities	(2,621)	7,820
Net cash provided by operating activities	107,512	122,768
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(207,878)	(46,425)
Proceeds from maturities of short-term investments from funds held for clients	70,343	34,200
Purchases of property and equipment	(52,458)	(34,705)
Net cash used in investing activities	(189,993)	(46,930)
Cash flows from financing activities
Repurchases of common stock	(52,040)	—
Withholding taxes paid related to net share settlements	(23,249)	(38,429)
Payments on long-term debt	(888)	(888)
Net change in client funds obligation	(629,243)	159,021
Payment of debt issuance costs	—	(16)
Net cash (used in) provided by financing activities	(705,420)	119,688
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(787,901)	195,526
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,641,854	986,464
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$853,953	$1,181,990

	Six Months Ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$113,518	$94,814
Restricted cash included in funds held for clients	740,435	1,087,176
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$853,953	$1,181,990

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$4,832	$1,967
Stock-based compensation for capitalized software	$3,718	$3,953
Right of use assets obtained in exchange for operating lease liabilities	$5,124	$7,966

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

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

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 13, 2020.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year.

Recently Adopted Accounting Pronouncements

In January 2020, we adopted Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this guidance did not have a material impact on our unaudited interim consolidated financial statements.

In January 2020, we adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”).  ASU No. 2018-13 modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits. The adoption of this guidance did not have a material impact on our unaudited interim consolidated financial statements.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date.  As of June 30, 2020 and December 31, 2019, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets.  These available-for-sale securities are recorded in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock.  As of June 30, 2020, there was $174.8 million available for repurchases under our stock repurchase plan.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on March 12, 2022.

During the six months ended June 30, 2020, we repurchased an aggregate of 295,227 shares of our common stock at an average cost of $227.35 per share, including 90,157 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standard Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”).  ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Our interest-bearing notes bear interest at our option, at either (a) a prime rate plus 1.0% or (b) fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. We are currently assessing the impact that this guidance will have on our financial position and results of operations, if any.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

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

Changes in deferred revenue related to material right performance obligations as of June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$78,455	$67,511	$76,244	$64,651
Deferral of revenue	6,601	5,459	12,486	11,020
Recognition of unearned revenue	(4,169)	(2,966)	(7,843)	(5,667)
Balance, end of period	$80,887	$70,004	$80,887	$70,004

We expect to recognize $6.3 million of deferred revenue related to material right performance obligations in the remainder of 2020, $12.0 million of such deferred revenue in 2021, and $62.6 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended June 30, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$208,960	$7,982	$(7,480)	$209,462
Costs to fulfill a contract	$158,321	$19,071	$(5,451)	$171,941

	As of and for the Three Months Ended June 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$172,655	$11,811	$(6,021)	$178,445
Costs to fulfill a contract	$113,291	$12,286	$(3,913)	$121,664

	As of and for the Six Months Ended June 30, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$194,964	$29,166	$(14,668)	$209,462
Costs to fulfill a contract	$143,788	$38,580	$(10,427)	$171,941

	As of and for the Six Months Ended June 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$31,198	$(11,742)	$178,445
Costs to fulfill a contract	$101,756	$27,291	$(7,383)	$121,664

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30, 2020	December 31, 2019
Property and equipment
Software and capitalized software costs	$120,306	$99,125
Buildings	115,733	101,707
Computer equipment	63,153	56,879
Rental clocks	22,761	20,836
Furniture, fixtures and equipment	19,034	18,311
Other	6,953	6,242
	347,940	303,100
Less: accumulated depreciation and amortization	(150,135)	(124,950)
	197,805	178,150
Construction in progress	39,992	31,274
Land	29,034	29,034
Property and equipment, net	$266,831	$238,458

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40.  For the three and six months ended June 30, 2020, we capitalized $11.0 million and $20.7 million, respectively, of computer software development costs related to software developed for internal use.  For the three and six months ended June 30, 2019, we capitalized $6.7 million and $15.6 million, respectively, of computer software development costs related to software developed for internal use.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases.  As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress.  For the three and six months ended June 30, 2020, we incurred interest costs of $0.4 million and $0.8 million, respectively, of which we capitalized $0.4 million and $0.8 million, respectively.  For the three and six months ended June 30, 2019, we incurred interest costs of $0.4 million and $0.8 million, respectively, of which we capitalized $0.1 million and $0.2 million, respectively.  Included in the construction in progress balance at June 30, 2020 and December 31, 2019 is $2.4 million and $2.2 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $13.0 million and $25.2 million, respectively, for the three and six months ended June 30, 2020.  Depreciation and amortization expense for property and equipment was $10.3 million and $19.6 million, respectively, for the three and six months ended June 30, 2019.
5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both June 30, 2020 and December 31, 2019, goodwill was $51.9 million.  We have selected June 30 as our annual goodwill impairment testing date.  We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2020.  As of June 30, 2020 and December 31, 2019, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets, which are included in Other assets in our consolidated balance sheets:

	June 30, 2020
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.0	$3,194	$(2,768)	$426
Total		$3,194	$(2,768)	$426

	December 31, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.5	$3,194	$(2,662)	$532
Total		$3,194	$(2,662)	$532

The weighted average remaining useful life of our intangible assets was 2.0 years as of June 30, 2020.  Amortization of intangible assets for the three and six months ended June 30, 2020 was less than $0.1 million and $0.1 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2019 was less than $0.1 million and $0.1 million, respectively.

6.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Net term note to bank due September 7, 2025	$31,764	$32,633
Total long-term debt, net (including current portion)	31,764	32,633
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$29,989	$30,858

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”).  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As of June 30, 2020, our indebtedness of $30.0 million consisted solely of Term Loans made under the Term Credit Agreement.  Unamortized debt issuance costs of $0.2 million as of both June 30, 2020 and December 31, 2019 are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of June 30, 2020, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital.  Letters of credit are to be issued only to support our business operations. As of June 30, 2020, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility.  As of June 30, 2020, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of June 30, 2020 and December 31, 2019, the carrying value of our total long-term debt approximated its fair value as of such date.  The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million.  Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  The interest rate swap agreement has a maturity date of September 7, 2025.  For the three and six months ended June 30, 2020, we recorded losses of $0.1 million and $1.7 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.  For the three and six months ended June 30, 2019, we recorded losses of $0.8 million and $1.4 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets.  Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item.  These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities.  As of June 30, 2020 and December 31, 2019, all available-for-sale securities and certificates of deposit were due in thirteen months or less.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$102,712	$—	$102,712
Certificates of deposit	$—	$190,388	$—	$190,388
Liabilities:
Interest rate swap	$—	$3,064	$—	$3,064

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$79,591	$—	$79,591
Certificates of deposit	$—	$75,000	$—	$75,000
Liabilities:
Interest rate swap	$—	$1,358	$—	$1,358

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $2.2 million and $4.4 million for the

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

three and six months ended June 30, 2020, respectively.  Matching contributions were $1.7 million and $3.3 million for the three and six months ended June 30, 2019, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months.  At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000.  Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date.  The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market.  The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares.  Eligible employees purchased 32,764 and 28,475 shares of the Company’s common stock under the ESPP during the six months ended June 30, 2020 and 2019, respectively.  Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.  Our compensation expense related to the ESPP was $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively.  Our compensation expense related to the ESPP was $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

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

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$28,589	$48,762	$91,604	$96,044
Less: income allocable to participating securities	(13)	(54)	(39)	(107)
Income allocable to common shares	$28,576	$48,708	$91,565	$95,937
Add back: undistributed earnings allocable to participating securities	$13	$54	$39	$107
Less: undistributed earnings reallocated to participating securities	(13)	(54)	(39)	(105)
Numerator for diluted earnings per share	$28,576	$48,708	$91,565	$95,939
Denominator:
Basic weighted average shares outstanding	57,568	57,569	57,611	57,464
Dilutive effect of unvested restricted stock	669	841	752	932
Diluted weighted average shares outstanding	58,237	58,410	58,363	58,396
Earnings per share:
Basic	$0.50	$0.85	$1.59	$1.67
Diluted	$0.49	$0.83	$1.57	$1.64

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

11.	STOCK-BASED COMPENSATION

The following table summarizes restricted stock awards activity for the six months ended June 30, 2020:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2019	742.6	$107.93	—	$—
Granted	152.9	281.02	360.9	216.69
Vested	(262.8)	104.82	—	—
Forfeited	(35.0)	174.60	(2.1)	251.33
Unvested shares of restricted stock outstanding at June 30, 2020	597.7	$149.67	358.8	$216.48

During the six months ended June 30, 2020, we issued an aggregate of 507,860 restricted shares of common stock to our executive officers and certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 360,948 shares subject to market-based vesting conditions (“Market-Based Shares”) and 146,912 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares for executive officers will vest 50% on the first date, if any, that the Company’s total enterprise value (calculated as defined in the applicable restricted stock award agreement) (“TEV”) equals or exceeds $23.75 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $27.7 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date.  Market-Based Shares for non-executive employees will vest 50% on the first date, if any, that the Company’s TEV equals or exceeds $19.8 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $22.15 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date. On April 27, 2020, we issued an aggregate of 5,970 restricted shares of common stock under the LTIP to the non-employee members of our Board of Directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

For the three and six months ended June 30, 2020, our total compensation expense related to restricted stock was $21.2 million and $37.0 million, respectively.  For the three and six months ended June 30, 2019, our total compensation expense related to restricted stock was $5.6 million and $36.7 million, respectively.  There was $129.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of June 30, 2020. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 1.8 years as of June 30, 2020.

We capitalized stock-based compensation costs related to software developed for internal use of $2.1 million and $3.7 million for the three and six months ended June 30, 2020, respectively.  We capitalized stock-based compensation costs related to software developed for internal use of $0.7 million and $4.0 million for the three and six months ended June 30, 2019, respectively.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

13.	INCOME TAXES

The Company’s effective income tax rate was 20.4% and 16.1% for the six months ended June 30, 2020 and 2019, respectively. The higher effective tax rate for the six months ended June 30, 2020 is primarily related to a decrease in excess tax benefits from stock-based compensation related to vesting events as compared to the six months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2020, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2020 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2019, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

the impact of the COVID-19 pandemic on the U.S. economy, including reductions in employment levels, business disruptions resulting from government-mandated mitigation measures and an increase in business failures;

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period.  We do not require clients to enter into long-term contractual commitments with us.  Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly.  We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2020.  Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services.  Those collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days.  We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees.  As we introduce new applications, expand our client base and renew and expand relationships with existing clients, we expect our average funds held for clients balance and, accordingly, interest earned on funds held for clients, will increase; however, the amount of interest we earn can be positively or negatively impacted by changes in interest rates.  Even if our average funds held for clients balance increases, the impact of significantly lower average interest rates could partially offset the impact of such increased balance and, as a result, have a negative impact on recurring revenue growth.

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses.  Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases.

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

Our revenues are seasonal in nature.  Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients.  Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters.  These seasonal fluctuations in revenues can also have an impact on gross profits.  Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.  For the three months ended June 30, 2020 and 2019, our total gross margins were approximately 84% and 85%, respectively.  For the six months ended June 30, 2020 and 2019, our total gross margins were approximately 86% and 85%, respectively.  Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.  Nonetheless, as discussed in further detail below, operational challenges resulting from the ongoing COVID-19 crisis may negatively impact our gross margins throughout 2020.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and many such restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. Our sales employees have been conducting all meetings with current and prospective clients virtually since March 2020, and we expect this practice to continue for the foreseeable future. As of June 30, 2020, 96% of our employees were working remotely. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

The COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients negatively impacted our recurring revenue in the second quarter of 2020, and we expect that our recurring revenue in future periods will continue to be negatively impacted by such headcount reductions until employment levels among our existing client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation.  As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

In addition, during 2019, interest earned on funds held for clients contributed to growth in recurring revenue, due to both higher average interest rates and an increased average funds held for clients balance. Since August 2019, the Federal Open Market Committee has reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in

March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. Further, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to delay the payment of the employer’s share of Social Security taxes to a future date. To the extent our clients make such election, we are collecting less money from them to hold and then remit to the appropriate taxing authorities, which adversely affects our average funds held for clients balance and, consequently, interest earned on funds held for clients.  In the second quarter of 2020, despite the growth in the number of clients in our base, employee headcount reductions at our clients as well as clients electing to defer payment of their share of Social Security taxes under the CARES Act resulted in no growth in our average funds held for clients balance, relative to the second quarter of 2019.  Due to significantly lower average interest rates in 2020 and, to a lesser extent, the lack of growth of our average funds held for clients balance, interest earned on funds held for clients for the three and six months ended June 30, 2020 decreased from the comparable prior year periods, which had a negative effect on recurring revenue growth.

Demand for our solutions remains high and, in the second quarter of 2020, we continued to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, resulted in decreases in net income for the three and six months ended June 30, 2020 as compared to the respective prior year periods.  Through the remainder of 2020, we expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment to drive the growth of our business.

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

Prior to the COVID-19 pandemic, our salesforce historically traveled frequently to sell our solution. The current remote work environment presents a unique opportunity for our salesforce, in that each sales employee is able to meet virtually with a greater number of client prospects in a given day than he or she would if conducting in-person meetings. Although we have not experienced such challenges to date, if clients and client prospects are not as willing or available to engage via video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

Although we currently have some insight with respect to the shorter-term effects of the COVID-19 pandemic on our business and results of operations, we are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Further, while our revenue and earnings are relatively predictable, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2020		2019		% Change	2020		2019		% Change
Revenues
Recurring	$177,950	98.0%	$165,998	98.0%	7%	$416,445	98.2%	$362,862	98.3%	15%
Implementation and other	3,637	2.0%	3,315	2.0%	10%	7,510	1.8%	6,394	1.7%	17%
Total revenues	181,587	100.0%	169,313	100.0%	7%	423,955	100.0%	369,256	100.0%	15%
Cost of revenues
Operating expenses	23,257	12.8%	20,289	12.0%	15%	47,373	11.2%	45,065	12.2%	5%
Depreciation and amortization	6,301	3.5%	4,950	2.9%	27%	12,231	2.9%	9,492	2.6%	29%
Total cost of revenues	29,558	16.3%	25,239	14.9%	17%	59,604	14.1%	54,557	14.8%	9%
Administrative expenses
Sales and marketing	56,064	30.9%	41,575	24.6%	35%	111,082	26.2%	81,220	22.0%	37%
Research and development	21,778	12.0%	16,775	9.9%	30%	43,399	10.2%	35,264	9.6%	23%
General and administrative	40,837	22.5%	27,460	16.2%	49%	80,971	19.1%	72,658	19.7%	11%
Depreciation and amortization	6,774	3.7%	5,378	3.2%	26%	13,059	3.1%	10,183	2.7%	28%
Total administrative expenses	125,453	69.1%	91,188	53.9%	38%	248,511	58.6%	199,325	54.0%	25%
Total operating expenses	155,011	85.4%	116,427	68.8%	33%	308,115	72.7%	253,882	68.8%	21%
Operating income	26,576	14.6%	52,886	31.2%	-50%	115,840	27.3%	115,374	31.2%	0%
Interest expense	(3)	0.0%	(258)	-0.1%	-99%	(19)	0.0%	(534)	-0.1%	-96%
Other income (expense), net	162	0.1%	(263)	-0.2%	-162%	(768)	-0.2%	(363)	-0.1%	112%
Income before income taxes	26,735	14.7%	52,365	30.9%	-49%	115,053	27.1%	114,477	31.0%	1%
Provision for income taxes	(1,854)	-1.0%	3,603	2.1%	-151%	23,449	5.5%	18,433	5.0%	27%
Net income	$28,589	15.7%	$48,762	28.8%	-41%	$91,604	21.6%	$96,044	26.0%	-5%

Revenues

The increase in total revenues for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) contributions from new sales offices opened in 2018 and 2019 that are progressing to maturity and (iii) the sale of additional applications to our existing clients.  In addition, the strong performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the six months ended June 30, 2020 as compared to the same period in 2019.  The COVID-19 pandemic has resulted in, and may continue to result in, headcount reductions across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three and six months ended June 30, 2020 described above were partially offset by the negative impact of headcount reductions within our existing client base.  Additionally, lower employee headcount at our clients as well as clients electing the Social Security tax deferral under the CARES Act negatively impacted our average funds held for clients balance for the three and six months ended June 30, 2020.  Significantly lower average interest rates in the first six months of 2020 as compared to the same period in 2019, as well as no growth in the average funds held for clients balance, resulted in a decrease in interest earned on funds held for clients and, consequently, had a negative effect on recurring revenue growth for the three and six months ended June 30, 2020.  We expect that the foregoing adverse macroeconomic factors will continue to have a negative effect on recurring revenues in future periods for so long as such conditions persist.

The increase in implementation and other revenues for the three and six months ended June 30, 2020 from the same periods in 2019 was primarily the result of the increased recognition of non-refundable upfront conversion fees that are charged to new clients to offset the expense of new client set up.  These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended June 30, 2020, cost of revenues increased from the comparable prior year period by $4.3 million.  Depreciation and amortization expense increased $1.4 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets. Additionally, for the three months ended June 30, 2020, as compared to the same period in 2019, employee-related expenses increased $1.8 million due to growth in the number of operating personnel, non-cash stock-based compensation increased $1.4 million, and automated clearing house fees increased $0.1 million in connection with the increase in revenues.  These increases in cost of revenues were partially offset by a $0.4 million decrease in shipping and supplies fees during the three months ended June 30, 2020, as compared to the prior year period, primarily due to the remote work environment.

During the six months ended June 30, 2020, cost of revenues increased from the comparable prior year period by $5.0 million.  Depreciation and amortization expense increased $2.7 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets. Additionally, for the six months ended June 30, 2020, as compared to the same period in 2019, employee-related expenses increased $2.6 million due to growth in the number of operating personnel, and automated clearing house fees increased $0.4 million in connection with the increase in revenues.  These increases in cost of revenues were partially offset by a $0.3 million decrease in non-cash stock-based compensation and a $0.6 million decrease in shipping and supplies fees during the six months ended June 30, 2020, as compared to the prior year period.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2020, sales and marketing expenses increased from the comparable prior year period by $14.5 million due to a $14.0 million increase in marketing and advertising expense due to increased spending across most components of our marketing program and a $1.3 million increase in non-cash stock-based compensation. These increases in sales and marketing expenses were partially offset by a $0.7 million decrease in employee-related expenses primarily related to our current work-from-home mandate.

During the six months ended June 30, 2020, sales and marketing expenses increased from the comparable prior year period by $29.9 million due to a $21.1 million increase in marketing and advertising expense due to increased spending across most components of our marketing program, a $6.9 million increase in employee-related expenses, including commissions and bonuses, and a $1.9 million increase in non-cash stock-based compensation. Based on positive results from recent advertising campaigns, we plan to continue to make significant investments in our marketing program and may increase spending in future periods as we see opportunities for returns on our investments.

Research and Development

During the three months ended June 30, 2020, research and development expenses increased from the comparable prior year period due to a $5.0 million increase in employee-related expenses, including a $2.5 million increase in non-cash stock-based compensation expense.  During the six months ended June 30, 2020, research and development expenses increased from the comparable prior year period due to an $8.1 million increase in employee-related expenses, including a $1.6 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Capitalized portion of research and development	$10,975	$6,697	64%	$20,721	$15,637	33%
Expensed portion of research and development	21,778	16,775	30%	43,399	35,264	23%
Total research and development costs	$32,753	$23,472	40%	$64,120	$50,901	26%

General and Administrative

During the three months ended June 30, 2020, general and administrative expenses increased $13.4 million from the comparable prior year period primarily due to a $10.4 million increase in non-cash stock-based compensation and a $5.4 million increase in employee related expenses.  These increases in general and administrative expenses were partially offset by a $2.4 million decrease in accounting and legal expenses.

During the six months ended June 30, 2020, general and administrative expenses increased $8.3 million from the comparable prior year period primarily due to an $8.9 million increase in employee-related expenses and a $2.2 million increase in accounting and legal expenses related to regulatory and compliance matters.  These increases in general and administrative expenses were partially offset by a $2.8 million decrease in non-cash stock-based compensation.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Non-cash stock-based compensation expense
Operating expenses	$1,733	$309	461%	$2,931	$3,205	-9%
Sales and marketing	3,801	2,526	50%	6,966	5,109	36%
Research and development	2,984	505	491%	5,155	3,551	45%
General and administrative	12,700	2,257	463%	21,977	24,803	-11%
Total non-cash stock-based compensation expense	$21,218	$5,597	279%	$37,029	$36,668	1%

During the three months ended June 30, 2020, our non-cash stock-based compensation expense increased $15.6 million from the comparable prior year period primarily due to the timing of vesting events for restricted stock subject to market-based vesting conditions during the first quarter of 2019.  During the six months ended June 30, 2020, our non-cash stock-based compensation expense increased $0.4 million from the comparable prior year period.

Depreciation and Amortization

During the three and six months ended June 30, 2020, depreciation and amortization expense increased from the respective comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decreases in interest expense for the three and six months ended June 30, 2020, as compared to the comparable prior year periods were due to the timing of construction of our expanded operations facility in Grapevine, Texas, which resulted in more capitalized interest in 2020.

Other Income (Expense), net

The increase in other income (expense), net for the three months ended June 30, 2020 and the decrease in other income (expense), net for the six months ended June 30, 2020, was primarily due to the change in the fair value of our interest rate swap as compared to the three and six months ended June 30, 2019, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 20.4% and 16.1% for the six months ended June 30, 2020 and 2019, respectively. The higher effective income tax rate for the six months ended June 30, 2020 primarily resulted from a decrease in excess tax benefits from stock-based compensation related to vesting events as compared to the six months ended June 30, 2019.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents.  Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit.  Additionally, we maintain a senior secured revolving credit facility (the “Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances.  The Facility provides us the ability to borrow funds in the aggregate principal amount of $75.0 million, which may be increased to $125.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.  We believe our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.  Given the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business, financial position and liquidity.

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

Term Credit Agreement.  As of June 30, 2020, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank.  All Term Loans were used to finance construction projects at our corporate headquarters.  Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property.  The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type.  As of June 30, 2020, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement.  In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”).  The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate.  We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income.  For the three and six months ended June 30, 2020, we recognized a loss of $0.1 million and $1.7 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.  For the three and six months ended June 30, 2019, we recognized a loss of $0.8 million and $1.4 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement.  On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for the Facility in the aggregate principal amount of $50.0 million (the “Revolving Commitment”), which could be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit.  The Facility was scheduled to mature on February 12, 2020.  On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement (the “First Amendment”).  Pursuant to First Amendment, Wells Fargo Bank, N.A. was added as a lender and the Revolving Commitment was increased to $75.0 million, which may be further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions, and the scheduled maturity date of the Facility was extended to April 15, 2022.

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement.  As of June 30, 2020, we did not have any borrowings outstanding under the Facility.

Stock Repurchase Plan and Withholding Shares to Cover Taxes.  In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs.  Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time.  Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock.  As of June 30, 2020, there was $174.8 million available for repurchases under our stock repurchase plan.  Our stock repurchase plan may be suspended or discontinued at any time.  The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations.  The current stock repurchase plan will expire on March 12, 2022.

During the six months ended June 30, 2020, we repurchased an aggregate of 295,227 shares of our common stock at an average cost of $227.35 per share, including 90,157 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted common stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $23.1 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We are currently focused on the ongoing construction of our new Texas operations facility in Grapevine, Texas.  Capital expenditures related to the construction of the facility began in the second quarter of 2019.  Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business, as well as the duration and extent of remote work arrangements due to the COVID-19 pandemic.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change %
Net cash provided by (used in):
Operating activities	$107,512	$122,768	-12%
Investing activities	(189,993)	(46,930)	305%
Financing activities	(705,420)	119,688	-689%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(787,901)	$195,526	-503%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2020 primarily consisted of payments received from our clients and interest earned on funds held for clients.  Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business.  These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs.  Compared to the six months ended June 30, 2019, our operating cash flows for the six months ended June 30, 2020 decreased primarily due to our increased spending across most components of our marketing program and the impact of COVID-19 conditions on our revenues.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2020 increased from the comparable prior year period due to a $161.5 million increase in purchases of short-term investments from funds held for clients and a $17.8 million increase in cash used for purchases of property and equipment.  The increase in cash used in investing activities was partially offset by a $36.1 million increase in proceeds from maturities of short-term investments from funds held for clients.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2020 increased from the comparable prior year period primarily due to the impact of a $788.3 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf.  Additionally, cash flows used in financing activities increased by $52.0 million in repurchases of common stock.  These cash flows used in financing activities were partially offset by a $15.1 million decrease in withholding taxes paid related to net share settlements and a less than $0.1 million decrease in payments for debt issuance costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income to adjusted EBITDA:
Net income	$28,589	$48,762	$91,604	$96,044
Interest expense	3	258	19	534
Provision for income taxes	(1,854)	3,603	23,449	18,433
Depreciation and amortization	13,075	10,328	25,290	19,675
EBITDA	39,813	62,951	140,362	134,686
Non-cash stock-based compensation expense	21,218	5,597	37,029	36,668
Change in fair value of interest rate swap	131	833	1,706	1,372
Adjusted EBITDA	$61,162	$69,381	$179,097	$172,726

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income to non-GAAP net income:
Net income	$28,589	$48,762	$91,604	$96,044
Non-cash stock-based compensation expense	21,218	5,597	37,029	36,668
Change in fair value of interest rate swap	131	833	1,706	1,372
Income tax effect on non-GAAP adjustments	(13,997)	(11,457)	(16,470)	(21,099)
Non-GAAP net income	$35,941	$43,735	$113,869	$112,985
Earnings per share, basic	$0.50	$0.85	$1.59	$1.67
Earnings per share, diluted	$0.49	$0.83	$1.57	$1.64
Non-GAAP net income per share, basic	$0.62	$0.76	$1.98	$1.97
Non-GAAP net income per share, diluted	$0.62	$0.75	$1.95	$1.93
Weighted average shares outstanding:
Basic	57,568	57,569	57,611	57,464
Diluted	58,237	58,410	58,363	58,396

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.50	$0.85	$1.59	$1.67
Non-cash stock-based compensation expense	0.37	0.10	0.64	0.64
Change in fair value of interest rate swap	—	0.01	0.03	0.02
Income tax effect on non-GAAP adjustments	(0.25)	(0.20)	(0.28)	(0.36)
Non-GAAP net income per share, basic	$0.62	$0.76	$1.98	$1.97

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.49	$0.83	$1.57	$1.64
Non-cash stock-based compensation expense	0.36	0.10	0.63	0.63
Change in fair value of interest rate swap	—	0.01	0.03	0.02
Income tax effect on non-GAAP adjustments	(0.23)	(0.19)	(0.28)	(0.36)
Non-GAAP net income per share, diluted	$0.62	$0.75	$1.95	$1.93

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $113.5 million as of June 30, 2020. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal.  We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-Q, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.  As a result, we are exposed to increased interest rate risk.  To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement.  The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans.  As of June 30, 2020, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million.  Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%.  As of June 30, 2020, we have not made any draws under the Facility.  To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In light of our remote work arrangements necessitated by the ongoing COVID-19 pandemic, we are continually monitoring and assessing the impact of such remote work arrangements on the design and effectiveness of our internal controls.

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

Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients negatively impact our results of operations. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation.  As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

In order to spur economic activity to counteract the adverse effects of the COVID-19 pandemic, the Federal Open Market Committee lowered its target for the federal funds rate in March 2020.  In addition, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to delay the payment of the employer’s share of Social Security taxes to a future date.  To the extent our clients make such election, we are collecting less money from them to hold and then remit to the appropriate taxing authorities, which adversely affects our average funds held for clients balance and, consequently, interest earned on funds held for clients.  Significantly lower average interest rates in 2020, combined with the lack of growth of the average funds held for clients balance due to lower employee headcount at our clients as well as clients electing the Social Security tax deferral under the CARES Act, had a negative effect on interest earned on funds held for clients and, consequently, recurring revenue growth for the three and six months ended June 30, 2020.  We expect that the foregoing adverse economic factors will continue to have a negative impact on recurring revenues in future periods for so long as such conditions persist.  Further, the impact of the pandemic on our recurring revenues combined with our deliberate, increased level of investment to drive the growth of our business may negatively affect net income.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. Our remote work arrangements may create operational challenges and may result in increased costs related to investments in technology.  As of June 30, 2020, 96% of our employees were working remotely.

Furthermore, we have prohibited all business-related travel until further notice and our salesforce is conducting all sales meetings virtually.  If clients and client prospects are not as willing or available to engage via video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

Even after the COVID-19 outbreak has subsided, depending upon its duration and frequency of recurrence, and the governmental policies in response thereto, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that may occur or be continuing as a result. We continue to monitor and evaluate the extent to which COVID-19 has impacted us and our employees and clients, and the extent to which it and other emerging developments are expected to impact us in the future.

Our financial results may fluctuate due to many factors, some of which may be beyond our control.

Our results of operations, including our revenues, costs of revenues, administrative expenses, operating income, cash flow and deferred revenue, may vary significantly in the future, and the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our financial results may negatively impact the value of our common stock.  Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

•	our ability to attract new clients or sell additional applications to our existing clients;
•	the number of new clients and their employees, as compared to the number of existing clients and their employees in a particular period;
•	the mix of clients between small, mid-sized and large organizations;
•	the extent to which we retain existing clients and the expansion or contraction of our relationships with them;
•	the mix of applications sold during a period;
•	changes in our pricing policies or those of our competitors;
•	seasonal factors affecting payroll processing, demand for our applications or potential clients’ purchasing decisions;
•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
•	the timing and success of new applications introduced by us and the timing of expenses related to the development of new applications and technologies;
•	the timing and success of current and new competitive products and services offered by our competitors;
•	economic conditions affecting our clients, including their ability to outsource HCM solutions and hire employees;
•	business disruptions caused by pandemics such as the COVID-19 outbreak;
•	changes in laws, regulations or policies affecting our clients’ legal obligations and, as a result, demand for certain applications;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or clients;
•	our ability to manage our existing business and future growth, including expenses related to our data centers and the expansion of such data centers and the addition of new offices;
•	the effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;
•	inclement weather or natural disasters, including but not limited to tornadoes, hurricanes, fires, earthquakes and floods;
•	network outages or security breaches; and
•	general economic, industry and market conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2020(2)	224,139	$214.90	224,139	$193,800,000
May 1 - 31, 2020(3)	71,088	$266.62	71,088	$174,800,000
June 1 - 30, 2020	—	$—		$174,800,000
Total	295,227		295,227

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

(2)	Includes 19,069 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(3)	Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

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

3.2	Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 5, 2020, filed with the SEC on June 8, 2020).

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

4.11*	Amendment No. 3 to Registration Rights Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated May 12, 2020.

4.12*	Termination Agreement, by and among Paycom Software, Inc. and each of the signatories thereto, dated May 12, 2020.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: August 6, 2020	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)