Form 10-Q
period 2020-09-30
Paycom Software, Inc.
filed 2020-11-05
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, there were 58,512,531 shares of common stock, par value of $0.01 per share, outstanding, including 881,490 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$156,398	$133,667
Accounts receivable	12,355	9,298
Prepaid expenses	20,757	13,561
Inventory	924	1,158
Income tax receivable	9,280	4,020
Deferred contract costs	56,245	46,618
Current assets before funds held for clients	255,959	208,322
Funds held for clients	1,522,357	1,662,778
Total current assets	1,778,316	1,871,100
Property and equipment, net	275,624	238,458
Goodwill	51,889	51,889
Long-term deferred contract costs	342,436	292,134
Other assets	36,934	33,336
Total assets	$2,485,199	$2,486,917
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,237	$5,051
Accrued commissions and bonuses	7,940	12,343
Accrued payroll and vacation	27,722	14,870
Deferred revenue	13,887	11,105
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	44,883	45,600
Current liabilities before client funds obligation	105,444	90,744
Client funds obligation	1,522,357	1,662,778
Total current liabilities	1,627,801	1,753,522
Deferred income tax liabilities, net	102,421	91,217
Long-term deferred revenue	71,500	65,139
Net long-term debt, less current portion	29,554	30,858
Other long-term liabilities	21,524	19,553
Total long-term liabilities	224,999	206,767
Total liabilities	1,852,800	1,960,289
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,639 and 61,350 shares issued at September 30, 2020 and December 31, 2019, respectively; 57,605 and 57,660 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	616	613
Additional paid-in capital	322,321	257,501
Retained earnings	695,252	576,166
Treasury stock, at cost (4,034 and 3,689 shares at September 30, 2020 and December 31, 2019, respectively)	(385,790)	(307,652)
Total stockholders' equity	632,399	526,628
Total liabilities and stockholders' equity	$2,485,199	$2,486,917

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Recurring	$192,664	$171,405	$609,109	$534,267
Implementation and other	3,868	3,601	11,378	9,995
Total revenues	196,532	175,006	620,487	544,262
Cost of revenues
Operating expenses	24,278	21,088	71,651	66,153
Depreciation and amortization	6,634	5,304	18,865	14,796
Total cost of revenues	30,912	26,392	90,516	80,949
Administrative expenses
Sales and marketing	62,146	47,060	173,228	128,280
Research and development	21,772	19,605	65,171	54,869
General and administrative	40,516	25,728	121,487	98,386
Depreciation and amortization	7,150	5,665	20,209	15,848
Total administrative expenses	131,584	98,058	380,095	297,383
Total operating expenses	162,496	124,450	470,611	378,332
Operating income	34,036	50,556	149,876	165,930
Interest expense	—	(260)	(19)	(794)
Other income (expense), net	246	195	(522)	(168)
Income before income taxes	34,282	50,491	149,335	164,968
Provision for income taxes	6,800	11,339	30,249	29,772
Net income	$27,482	$39,152	$119,086	$135,196
Earnings per share, basic	$0.48	$0.68	$2.07	$2.35
Earnings per share, diluted	$0.47	$0.67	$2.04	$2.31
Weighted average shares outstanding:
Basic	57,603	57,654	57,609	57,528
Diluted	58,171	58,383	58,312	58,403

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	280	2	(2)	—	—	—	—
Stock-based compensation	—	—	36,187	—	—	—	36,187
Repurchases of common stock	—	—	—	—	110	(19,669)	(19,669)
Net income	—	—	—	47,282	—	—	47,282
Balances at March 31, 2019	61,027	$609	$239,865	$442,872	3,580	$(284,793)	$398,553
Vesting of restricted stock	275	3	(3)	—	—	—	—
Stock-based compensation	—	—	6,207	—	—	—	6,207
Repurchases of common stock	—	—	—	—	92	(18,760)	(18,760)
Net income	—	—	—	48,762	—	—	48,762
Balances at June 30, 2019	61,302	$612	$246,069	$491,634	3,672	$(303,553)	$434,762
Vesting of restricted stock	44	—	—	—	—	—	—
Stock-based compensation	—	—	4,784	—	—	—	4,784
Repurchases of common stock	—	—	—	—	16	(3,800)	(3,800)
Net income	—	—	—	39,152	—	—	39,152
Balances at September 30, 2019	61,346	$612	$250,853	$530,786	3,688	$(307,353)	$474,898

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628
Vesting of restricted stock	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	18,313	—	—	—	18,313
Repurchases of common stock	—	—	—	—	41	(8,168)	(8,168)
Net income	—	—	—	63,015	—	—	63,015
Balances at March 31, 2020	61,352	$614	$275,813	$639,181	3,730	$(315,820)	$599,788
Vesting of restricted stock	261	2	(2)	—	—	—	—
Stock-based compensation	—	—	24,597	—	—	—	24,597
Repurchases of common stock	—	—	—	—	295	(67,121)	(67,121)
Net income	—	—	—	28,589	—	—	28,589
Balances at June 30, 2020	61,613	$616	$300,408	$667,770	4,025	$(382,941)	$585,853
Vesting of restricted stock	26	—	—	—	—	—	—
Stock-based compensation	—	—	21,913	—	—	—	21,913
Repurchases of common stock	—	—	—	—	9	(2,849)	(2,849)
Net income	—	—	—	27,482	—	—	27,482
Balances at September 30, 2020	61,639	$616	$322,321	$695,252	4,034	$(385,790)	$632,399

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$119,086	$135,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,073	30,644
Accretion of discount on available-for-sale securities	(1,374)	(646)
Amortization of debt issuance costs	27	26
Stock-based compensation expense	56,531	41,122
Cash paid for derivative settlement	(424)	(26)
Loss on derivative	2,042	1,789
Deferred income taxes, net	11,204	15,715
Changes in operating assets and liabilities:
Accounts receivable	(3,057)	805
Prepaid expenses	(7,196)	(5,066)
Inventory	32	(181)
Other assets	(3,757)	(2,367)
Deferred contract costs	(56,922)	(53,654)
Accounts payable	4,491	(970)
Income taxes, net	(5,260)	(5,550)
Accrued commissions and bonuses	(4,403)	(2,239)
Accrued payroll and vacation	12,853	6,931
Deferred revenue	9,143	8,714
Accrued expenses and other current liabilities	2,239	6,176
Net cash provided by operating activities	174,328	176,419
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(217,858)	(61,268)
Proceeds from maturities of short-term investments from funds held for clients	93,593	54,200
Purchases of property and equipment	(73,502)	(71,080)
Net cash used in investing activities	(197,767)	(78,148)
Cash flows from financing activities
Repurchases of common stock	(52,040)	—
Withholding taxes paid related to net share settlements	(26,099)	(42,229)
Payments on long-term debt	(1,331)	(1,331)
Net change in client funds obligation	(140,421)	(131,869)
Payment of debt issuance costs	—	(16)
Net cash used in financing activities	(219,891)	(175,445)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(243,330)	(77,174)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,641,854	986,464
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,398,524	$909,290

	Nine Months Ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$156,398	$108,127
Restricted cash included in funds held for clients	1,242,126	801,163
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,398,524	$909,290

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$2,707	$2,190
Stock-based compensation for capitalized software	$5,284	$4,287
Right of use assets obtained in exchange for operating lease liabilities	$9,323	$9,924

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of September 30, 2020 and December 31, 2019, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. As of September 30, 2020, there was $172.0 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on March 12, 2022.

During the nine months ended September 30, 2020, we repurchased an aggregate of 344,216 shares of our common stock at an average cost of $227.00 per share, including 99,785 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

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

Changes in deferred revenue related to material right performance obligations as of September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$80,887	$70,004	$76,244	$64,651
Deferral of revenue	7,838	6,631	20,324	17,651
Recognition of unearned revenue	(3,338)	(3,270)	(11,181)	(8,937)
Balance, end of period	$85,387	$73,365	$85,387	$73,365

We expect to recognize $4.4 million of deferred revenue related to material right performance obligations in the remainder of 2020, $12.6 million of such deferred revenue in 2021, and $68.4 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$209,462	$12,174	$(7,716)	$213,920
Costs to fulfill a contract	$171,941	$18,709	$(5,889)	$184,761

	As of and for the Three Months Ended September 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$178,445	$11,315	$(6,321)	$183,439
Costs to fulfill a contract	$121,664	$15,323	$(4,258)	$132,729

	As of and for the Nine Months Ended September 30, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$194,964	$41,340	$(22,384)	$213,920
Costs to fulfill a contract	$143,788	$57,289	$(16,316)	$184,761

	As of and for the Nine Months Ended September 30, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$42,513	$(18,063)	$183,439
Costs to fulfill a contract	$101,756	$42,614	$(11,641)	$132,729

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2020	December 31, 2019
Property and equipment
Software and capitalized software costs	$132,356	$99,125
Buildings	115,754	101,707
Computer equipment	65,686	56,879
Rental clocks	24,278	20,836
Furniture, fixtures and equipment	19,152	18,311
Other	7,001	6,242
	364,227	303,100
Less: accumulated depreciation and amortization	(163,865)	(124,950)
	200,362	178,150
Construction in progress	46,228	31,274
Land	29,034	29,034
Property and equipment, net	$275,624	$238,458

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three and nine months ended September 30, 2020, we capitalized $11.7 million and $32.4 million, respectively, of computer software development costs related to software developed for internal use. For the three and nine months ended September 30, 2019, we capitalized $7.1 million and $22.7 million, respectively, of computer software development costs related to software developed for internal use.

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

We capitalize interest incurred for indebtedness related to construction in progress. For the three and nine months ended September 30, 2020, we incurred interest costs of $0.4 million and $1.1 million, respectively, of which we capitalized $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2019, we incurred interest costs of $0.3 million and $1.1 million, respectively, of which we capitalized $0.2 million and $0.4 million, respectively. Included in the construction in progress balance at September 30, 2020 and December 31, 2019 is $2.9 million and $2.2 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $13.8 million and $39.1 million, respectively, for the three and nine months ended September 30, 2020. Depreciation and amortization expense for property and equipment was $10.9 million and $30.5 million, respectively, for the three and nine months ended September 30, 2019.
5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2020 and December 31, 2019, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2020. As of September 30, 2020 and December 31, 2019, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets, which are included in Other assets in our consolidated balance sheets:

	September 30, 2020
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	1.8	$3,194	$(2,821)	$373
Total		$3,194	$(2,821)	$373

	December 31, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.5	$3,194	$(2,662)	$532
Total		$3,194	$(2,662)	$532

The weighted average remaining useful life of our intangible assets was 1.8 years as of September 30, 2020. Amortization of intangible assets for the three and nine months ended September 30, 2020 was less than $0.1 million and $0.2 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively.

6.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
Net term note to bank due September 7, 2025	$31,329	$32,633
Total long-term debt, net (including current portion)	31,329	32,633
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$29,554	$30,858

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”). Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of September 30, 2020, our indebtedness of $29.6 million consisted solely of Term Loans made under the Term Credit Agreement. Unamortized debt issuance costs of $0.2 million as of both September 30, 2020 and December 31, 2019 are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of September 30, 2020, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital. Letters of credit are to be issued only to support our business operations. As of September 30, 2020, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility. As of September 30, 2020, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of September 30, 2020 and December 31, 2019, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate. The interest rate swap agreement has a maturity date of September 7, 2025. For the three months ended September 30, 2020, we recorded a gain of $0.1 million and for the nine months ended September 30, 2020, we recorded a loss of $1.6 million, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income. For the three and nine months ended September 30, 2019, we recorded losses of $0.4 million and $1.8 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item. These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. As of September 30, 2020 and December 31, 2019, all available-for-sale securities and certificates of deposit were due in thirteen months or less.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$89,843	$—	$89,843
Certificates of deposit	$—	$190,388	$—	$190,388
Liabilities:
Interest rate swap	$—	$2,976	$—	$2,976

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$79,591	$—	$79,591
Certificates of deposit	$—	$75,000	$—	$75,000
Liabilities:
Interest rate swap	$—	$1,358	$—	$1,358

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $1.9 million and $6.3 million for the

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

three and nine months ended September 30, 2020, respectively. Matching contributions were $1.5 million and $4.8 million for the three and nine months ended September 30, 2019, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 42,966 and 39,137 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2020 and 2019, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.7 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. Our compensation expense related to the ESPP was $0.4 million and $1.3 million for the three and nine months ended September 30, 2019, respectively.

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

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$27,482	$39,152	$119,086	$135,196
Less: income allocable to participating securities	—	(18)	—	(62)
Income allocable to common shares	$27,482	$39,134	$119,086	$135,134
Add back: undistributed earnings allocable to participating securities	$—	$18	$—	$62
Less: undistributed earnings reallocated to participating securities	—	(18)	—	(61)
Numerator for diluted earnings per share	$27,482	$39,134	$119,086	$135,135
Denominator:
Basic weighted average shares outstanding	57,603	57,654	57,609	57,528
Dilutive effect of unvested restricted stock	568	729	703	875
Diluted weighted average shares outstanding	58,171	58,383	58,312	58,403
Earnings per share:
Basic	$0.48	$0.68	$2.07	$2.35
Diluted	$0.47	$0.67	$2.04	$2.31

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

11.	STOCK-BASED COMPENSATION

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2020:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2019	742.6	$107.93	—	$—
Granted	152.9	$281.02	360.9	$216.69
Vested	(288.6)	$98.78	—	$251.33
Forfeited	(41.0)	$171.11	(3.4)	$251.33
Unvested shares of restricted stock outstanding at September 30, 2020	565.9	$154.78	357.5	$216.35

During the nine months ended September 30, 2020, we issued an aggregate of 507,860 restricted shares of common stock to our executive officers and certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 360,948 shares subject to market-based vesting conditions (“Market-Based Shares”) and 146,912 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares for executive officers will vest 50% on the first date, if any, that the Company’s total enterprise value (calculated as defined in the applicable restricted stock award agreement) (“TEV”) equals or exceeds $23.75 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $27.7 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Market-Based Shares for non-executive employees will vest 50% on the first date, if any, that the Company’s TEV equals or exceeds $19.8 billion and 50% on the first date, if any, that the Company’s TEV equals or exceeds $22.15 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date. On April 27, 2020, we issued an aggregate of 5,970 restricted shares of common stock under the LTIP to the non-employee members of our Board of Directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

For the three and nine months ended September 30, 2020, our total compensation expense related to restricted stock was $19.5 million and $56.5 million, respectively. For the three and nine months ended September 30, 2019, our total compensation expense related to restricted stock was $4.5 million and $41.1 million, respectively. There was $106.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested shares of restricted stock outstanding as of September 30, 2020. The unrecognized compensation cost for the unvested shares is expected to be recognized over a weighted average period of 1.6 years as of September 30, 2020.

We capitalized stock-based compensation costs related to software developed for internal use of $1.6 million and $5.3 million for the three and nine months ended September 30, 2020, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $0.3 million and $4.3 million for the three and nine months ended September 30, 2019, respectively.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

12.	COMMITMENTS AND CONTINGENCIES

As previously disclosed, since February 2019, we have received subpoenas and requests from the SEC focused on whether certain of our clients were charged, and paid, an additional amount for one or more applications for which the clients were already being charged. In connection with this matter, we identified less than 250 affected clients, representing approximately 0.5% of our client base as of December 31, 2019. Since December 2019, we have been in the process of notifying clients affected by such charges between approximately 2011 and September 2020 and have refunded approximately $2.5 million, in the aggregate, to such clients. This issue did not have a material impact on our financial results for any prior period. The SEC staff has informed our legal counsel that its inquiry concerns our books and records and internal controls. We cannot predict the timing, scope or outcome of this matter.

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

The Company’s effective income tax rate was 20.3% and 18.0% for the nine months ended September 30, 2020 and 2019, respectively. The higher effective tax rate for the nine months ended September 30, 2020 is primarily related to a decrease in excess tax benefits from stock-based compensation related to vesting events as compared to the nine months ended September 30, 2019.
14.	SUBSEQUENT EVENTS

On October 22, 2020, the Company’s TEV exceeded $19.8 billion, which resulted in the vesting of 40,146 Market-Based Shares issued on January 30, 2020. For additional information on our stock-based compensation, see “Note 11. Stock-Based Compensation” in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2020, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2020 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2019, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

•	changes in laws, government regulations and policies and interpretations thereof;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	the possibility that the Affordable Care Act may be modified, repealed or declared unconstitutional;
•	our ability to develop enhancements and new applications, keep pace with technological developments and respond to future disruptive technologies;
•	our ability to compete effectively;
•	fluctuations in our financial results due to factors beyond our control;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility that clients may not be satisfied with our deployment or technical support services, or that our solution fails to perform properly;
•	our dependence on our key executives;
•	our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing and operational personnel;
•	our failure to develop and maintain our brand cost-effectively;
•	seasonality of certain operating results and financial metrics;

•	our failure to adequately protect our intellectual property rights;
•	our reliance on relationships with third parties; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K, Part II, Item 1A, “Risk Factors” of this Form 10-Q and our other reports filed with the SEC.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2020. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

Our revenues are seasonal in nature. Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations. For the three months ended September 30, 2020 and 2019, our total gross margins were approximately 84% and 85%, respectively. For the nine months ended September 30, 2020 and 2019, our total gross margins were approximately 85% and 85%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and many such restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. Our sales employees have been conducting all meetings with current and prospective clients virtually since March 2020, and we expect this practice to continue for the foreseeable future. As of September 30, 2020, 95% of our employees were working remotely. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

The COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients as of the onset of the pandemic negatively impacted our recurring revenue in the third quarter of 2020, and we expect that our recurring revenue in future periods will continue to be negatively impacted by such headcount reductions until employment levels among such client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

In addition, during 2019, interest earned on funds held for clients contributed to growth in recurring revenue, due to both higher average interest rates and an increased average funds held for clients balance. Since August 2019, the Federal Open Market Committee has reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. Further, a provision in the

Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to delay the payment of the employer’s share of Social Security taxes to a future date. To the extent our clients make such election, we are collecting less money from them to hold and then remit to the appropriate taxing authorities, which adversely affects our average funds held for clients balance and, consequently, interest earned on funds held for clients. In the third quarter of 2020, despite the growth in the number of clients in our base, employee headcount reductions at our clients as well as clients electing to defer payment of their share of Social Security taxes under the CARES Act resulted in nominal growth in our average funds held for clients balance, relative to the third quarter of 2019. Due to significantly lower average interest rates in 2020 and, to a lesser extent, the lack of growth of our average funds held for clients balance, interest earned on funds held for clients for the three and nine months ended September 30, 2020 decreased from the comparable prior year periods, which had a negative effect on recurring revenue growth.

Demand for our solutions remains high and, in the third quarter of 2020, we continued to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, resulted in decreases in net income for the three and nine months ended September 30, 2020 as compared to the respective prior year periods. Through the remainder of 2020, we expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment to drive the growth of our business.

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

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020		2019		% Change	2020		2019		% Change
Revenues
Recurring	$192,664	98.0%	$171,405	97.9%	12%	$609,109	98.2%	$534,267	98.2%	14%
Implementation and other	3,868	2.0%	3,601	2.1%	7%	11,378	1.8%	9,995	1.8%	14%
Total revenues	196,532	100.0%	175,006	100.0%	12%	620,487	100.0%	544,262	100.0%	14%
Cost of revenues
Operating expenses	24,278	12.3%	21,088	12.1%	15%	71,651	11.5%	66,153	12.2%	8%
Depreciation and amortization	6,634	3.4%	5,304	3.0%	25%	18,865	3.0%	14,796	2.7%	28%
Total cost of revenues	30,912	15.7%	26,392	15.1%	17%	90,516	14.5%	80,949	14.9%	12%
Administrative expenses
Sales and marketing	62,146	31.6%	47,060	26.9%	32%	173,228	27.9%	128,280	23.6%	35%
Research and development	21,772	11.1%	19,605	11.2%	11%	65,171	10.5%	54,869	10.1%	19%
General and administrative	40,516	20.6%	25,728	14.7%	57%	121,487	19.6%	98,386	18.0%	23%
Depreciation and amortization	7,150	3.6%	5,665	3.2%	26%	20,209	3.3%	15,848	2.9%	28%
Total administrative expenses	131,584	66.9%	98,058	56.0%	34%	380,095	61.3%	297,383	54.6%	28%
Total operating expenses	162,496	82.6%	124,450	71.1%	31%	470,611	75.8%	378,332	69.5%	24%
Operating income	34,036	17.4%	50,556	28.9%	-33%	149,876	24.2%	165,930	30.5%	-10%
Interest expense	—	0.0%	(260)	-0.1%	-100%	(19)	0.0%	(794)	-0.1%	-98%
Other income (expense), net	246	0.1%	195	0.1%	26%	(522)	-0.1%	(168)	-0.1%	211%
Income before income taxes	34,282	17.5%	50,491	28.9%	-32%	149,335	24.1%	164,968	30.3%	-9%
Provision for income taxes	6,800	3.5%	11,339	6.5%	-40%	30,249	4.9%	29,772	5.5%	2%
Net income	$27,482	14.0%	$39,152	22.4%	-30%	$119,086	19.2%	$135,196	24.8%	-12%

Revenues

The increase in total revenues for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) contributions from new sales offices opened in 2018 and 2019 that are progressing to maturity and (iii) the sale of additional applications to our existing clients. In addition, the strong performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the nine months ended September 30, 2020 as compared to the same period in 2019. The COVID-19 pandemic has resulted in, and may continue to result in, headcount reductions across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three and nine months ended September 30, 2020 described above were partially offset by the negative impact of headcount reductions within our client base as of the onset of the pandemic. Additionally, lower employee headcount at our clients as well as clients electing the Social Security tax deferral under the CARES Act negatively impacted our average funds held for clients balance for the three and nine months ended September 30, 2020. Significantly lower average interest rates in the first nine months of 2020 as compared to the same period in 2019, as well as minimal growth in the average funds held for clients balance, resulted in a decrease in interest earned on funds held for clients and, consequently, had a negative effect on recurring revenue growth for the three and nine months ended September 30, 2020. We expect that the foregoing adverse macroeconomic factors will continue to have a negative effect on recurring revenues in future periods for so long as such conditions persist.

The increase in implementation and other revenues for the three and nine months ended September 30, 2020 from the same periods in 2019 was primarily the result of the increased recognition of non-refundable upfront conversion fees that are charged to new clients to offset the expense of new client set up. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended September 30, 2020, cost of revenues increased from the comparable prior year period by $4.5 million. Depreciation and amortization expense increased $1.3 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets. Additionally, for the three months ended September 30, 2020, as compared to the same period in 2019, employee-related expenses increased $1.7 million due to growth in the number of operating personnel, shipping and supplies fees increased $0.6 million, non-cash stock-based compensation increased $0.5 million, and automated clearing house fees increased $0.5 million in connection with the increase in revenues.

During the nine months ended September 30, 2020, cost of revenues increased from the comparable prior year period by $9.6 million. Depreciation and amortization expense increased $4.1 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets. Additionally, for the nine months ended September 30, 2020, as compared to the same period in 2019, employee-related expenses increased $4.3 million due to growth in the number of operating personnel, and non-cash stock-based compensation increased $0.2 million. Automated clearing house fees also increased $0.9 million in connection with the increase in revenues.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2020, sales and marketing expenses increased from the comparable prior year period by $15.1 million due to a $10.4 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program, a $3.5 million increase in non-cash stock-based compensation, and a $1.2 million increase in employee-related expenses, including commissions and bonuses.

During the nine months ended September 30, 2020, sales and marketing expenses increased from the comparable prior year period by $44.9 million due to a $31.5 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program, a $8.1 million increase in employee-related expenses, including commissions and bonuses, and a $5.3 million increase in non-cash stock-based compensation. Based on positive results from recent advertising campaigns, we plan to continue to make significant investments in our marketing program and may increase spending in future periods as we see opportunities for returns on our investments.

Research and Development

During the three months ended September 30, 2020, research and development expenses increased from the comparable prior year period due to a $2.2 million increase in employee-related expenses, including a $0.5 million increase in non-cash stock-based compensation expense. During the nine months ended September 30, 2020, research and development expenses increased from the comparable prior year period due to a $10.3 million increase in employee-related expenses, including a $2.1 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Capitalized portion of research and development	$11,727	$7,089	65%	$32,448	$22,726	43%
Expensed portion of research and development	21,772	19,605	11%	65,171	54,869	19%
Total research and development costs	$33,499	$26,694	25%	$97,619	$77,595	26%

General and Administrative

During the three months ended September 30, 2020, general and administrative expenses increased $14.8 million from the comparable prior year period primarily due to a $10.6 million increase in non-cash stock-based compensation and a $4.4 million increase in employee-related expenses. These increases in general and administrative expenses were partially offset by a $0.2 million decrease in accounting and legal expenses.

During the nine months ended September 30, 2020, general and administrative expenses increased $23.1 million from the comparable prior year period primarily due to a $13.4 million increase in employee-related expenses, a $7.7 million increase in stock-based compensation, and a $2.0 million increase in accounting and legal expenses related to regulatory and compliance matters.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Non-cash stock-based compensation expense
Operating expenses	$1,227	$750	64%	$4,158	$3,955	5%
Sales and marketing	3,829	344	1013%	10,795	5,453	98%
Research and development	2,115	1,586	33%	7,270	5,137	42%
General and administrative	12,331	1,774	595%	34,308	26,577	29%
Total non-cash stock-based compensation expense	$19,502	$4,454	338%	$56,531	$41,122	37%

During the three months ended September 30, 2020, our non-cash stock-based compensation expense increased $15.0 million from the comparable prior year period primarily due to the timing of vesting events for restricted stock subject to market-based vesting conditions during the first quarter of 2019. During the nine months ended September 30, 2020, our non-cash stock-based compensation expense increased $15.4 million from the comparable prior year period due to an increase in both the number of employees who received awards and the grant date fair value associated with the issuances in 2020.

Depreciation and Amortization

During the three and nine months ended September 30, 2020, depreciation and amortization expense increased from the respective comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decreases in interest expense for the three and nine months ended September 30, 2020, as compared to the comparable prior year periods were due to the timing of construction of our expanded operations facility in Grapevine, Texas, which resulted in more capitalized interest in 2020.

Other Income (Expense), net

The increase in other income (expense), net for the three months ended September 30, 2020 and the decrease in other income (expense), net for the nine months ended September 30, 2020, was primarily due to the change in the fair value of our interest rate swap as compared to the three and nine months ended September 30, 2019, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 20.3% and 18.0% for the nine months ended September 30, 2020 and 2019, respectively. The higher effective income tax rate for the nine months ended September 30, 2020 primarily resulted from a decrease in excess tax benefits from stock-based compensation related to vesting events as compared to the nine months ended September 30, 2019.

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

Term Credit Agreement. As of September 30, 2020, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank. All Term Loans were used to finance construction projects at our corporate headquarters. Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type. As of September 30, 2020, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement. In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income. For the three months ended September 30, 2020, we recognized a gain of $0.1 million and for the nine months ended September 30, 2020, we recognized a loss of $1.6 million, for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income. For the three and nine months ended September 30, 2019, we recognized a loss of $0.4 million and $1.8 million, respectively, for the change in fair value of the interest rate swap, which is included in Other income, net in the consolidated statements of income.

Revolving Credit Agreement. On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for the Facility in the aggregate principal amount of $50.0 million (the “Revolving Commitment”), which could be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. The Facility was scheduled to mature on February 12, 2020. On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, Wells Fargo Bank, N.A. was added as a lender and the Revolving Commitment was increased to $75.0 million, which may be further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions, and the scheduled maturity date of the Facility was extended to April 15, 2022.

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. As of September 30, 2020, we did not have any borrowings outstanding under the Facility.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. As of September 30, 2020, there was $172.0 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on March 12, 2022.

During the nine months ended September 30, 2020, we repurchased an aggregate of 344,216 shares of our common stock at an average cost of $227.00 per share, including 99,785 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $26.1 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	% Change
Net cash provided by (used in):
Operating activities	$174,328	$176,419	-1%
Investing activities	(197,767)	(78,148)	153%
Financing activities	(219,891)	(175,445)	25%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(243,330)	$(77,174)	215%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the nine months ended September 30, 2019, our operating cash flows for the nine months ended September 30, 2020 decreased primarily due to our increased spending across most components of our marketing program and the impact of COVID-19 conditions on our revenues.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2020 increased from the comparable prior year period due to a $156.6 million increase in purchases of short-term investments from funds held for clients and a $2.4 million increase in cash used for purchases of property and equipment. The increase in cash used in investing activities was partially offset by a $39.4 million increase in proceeds from maturities of short-term investments from funds held for clients.

Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2020 increased from the comparable prior year period primarily due to $52.0 million in repurchases of common stock. Additionally, cash flows used in financing activities increased by the impact of an $8.6 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf. These cash flows used in financing activities were partially offset by a $16.1 million decrease in withholding taxes paid related to net share settlements.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that had or were reasonably likely to have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income to adjusted EBITDA:
Net income	$27,482	$39,152	$119,086	$135,196
Interest expense	—	260	19	794
Provision for income taxes	6,800	11,339	30,249	29,772
Depreciation and amortization	13,784	10,969	39,074	30,644
EBITDA	48,066	61,720	188,428	196,406
Non-cash stock-based compensation expense	19,502	4,454	56,531	41,122
Change in fair value of interest rate swap	(88)	391	1,618	1,763
Adjusted EBITDA	$67,480	$66,565	$246,577	$239,291

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income to non-GAAP net income:
Net income	$27,482	$39,152	$119,086	$135,196
Non-cash stock-based compensation expense	19,502	4,454	56,531	41,122
Change in fair value of interest rate swap	(88)	391	1,618	1,763
Income tax effect on non-GAAP adjustments	(6,332)	(2,875)	(22,802)	(23,974)
Non-GAAP net income	$40,564	$41,122	$154,433	$154,107

Weighted average shares outstanding:
Basic	57,603	57,654	57,609	57,528
Diluted	58,171	58,383	58,312	58,403

Earnings per share, basic	$0.48	$0.68	$2.07	$2.35
Earnings per share, diluted	$0.47	$0.67	$2.04	$2.31
Non-GAAP net income per share, basic	$0.70	$0.71	$2.68	$2.68
Non-GAAP net income per share, diluted	$0.70	$0.70	$2.65	$2.64

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.48	$0.68	$2.07	$2.35
Non-cash stock-based compensation expense	0.34	0.08	0.98	0.71
Change in fair value of interest rate swap	—	0.01	0.03	0.03
Income tax effect on non-GAAP adjustments	(0.12)	(0.06)	(0.40)	(0.41)
Non-GAAP net income per share, basic	$0.70	$0.71	$2.68	$2.68

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.47	$0.67	$2.04	$2.31
Non-cash stock-based compensation expense	0.34	0.08	0.97	0.70
Change in fair value of interest rate swap	—	0.01	0.03	0.03
Income tax effect on non-GAAP adjustments	(0.11)	(0.06)	(0.39)	(0.40)
Non-GAAP net income per share, diluted	$0.70	$0.70	$2.65	$2.64

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $156.4 million as of September 30, 2020. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-Q, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As a result, we are exposed to increased interest rate risk. To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans. As of September 30, 2020, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. As of September 30, 2020, we have not made any draws under the Facility. To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of our remote work arrangements necessitated by the ongoing COVID-19 pandemic, we are continually monitoring and assessing the impact of such remote work arrangements on the design and effectiveness of our internal controls.

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

In order to spur economic activity to counteract the adverse effects of the COVID-19 pandemic, the Federal Open Market Committee lowered its target for the federal funds rate in March 2020. In addition, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to delay the payment of the employer’s share of Social Security taxes to a future date. To the extent our clients make such election, we are collecting less money from them to hold and then remit to the appropriate taxing authorities, which adversely affects our average funds held for clients balance and, consequently, interest earned on funds held for clients. Significantly lower average interest rates in 2020, combined with the lack of growth of the average funds held for clients balance due to lower employee headcount at our clients as well as clients electing the Social Security tax deferral under the CARES Act, had a negative effect on interest earned on funds held for clients and, consequently, recurring revenue growth for the three and nine months ended September 30, 2020. We expect that the foregoing adverse economic factors will continue to have a negative impact on recurring revenues in future periods for so long as such conditions persist. Further, the impact of the pandemic on our recurring revenues combined with our deliberate, increased level of investment to drive the growth of our business may negatively affect net income.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. Our remote work arrangements may create operational challenges and may result in increased costs related to investments in technology. As of September 30, 2020, 95% of our employees were working remotely.

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

Our results of operations, including our revenues, costs of revenues, administrative expenses, operating income, cash flow and deferred revenue, may vary significantly in the future, and the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our financial results may negatively impact the value of our common stock. Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

•	our ability to attract new clients or sell additional applications to our existing clients;
•	the number of new clients and their employees, as compared to the number of existing clients and their employees in a particular period;
•	the mix of clients between small, mid-sized and large organizations;
•	the extent to which we retain existing clients and the expansion or contraction of our relationships with them;
•	the mix of applications sold during a period;
•	changes in our pricing policies or those of our competitors;
•	seasonal factors affecting payroll processing, demand for our applications or potential clients’ purchasing decisions;
•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
•	the timing and success of new applications introduced by us and the timing of expenses related to the development of new applications and technologies;
•	the timing and success of current and new competitive products and services offered by our competitors;
•	economic conditions affecting our clients, including their ability to outsource HCM solutions and hire employees;
•	business disruptions caused by pandemics such as the COVID-19 outbreak;
•	changes in laws, regulations or policies affecting our clients’ legal obligations and, as a result, demand for certain applications;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or clients;
•	our ability to manage our existing business and future growth, including expenses related to our data centers and the expansion of such data centers and the addition of new offices;
•	the effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;
•	inclement weather or natural disasters, including but not limited to tornadoes, hurricanes, fires, earthquakes and floods;
•	network outages or security breaches; and
•	general economic, industry and market conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2020(2)	8,894	$318.28	8,894	$174,800,000
August 1 - 31, 2020(2)	63	$295.84	63	$172,000,000
September 1 - 30, 2020	—	$—	—	$172,000,000
Total	8,957		8,957

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

PAYCOM SOFTWARE, INC.

Date: November 5, 2020	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)