Form 10-K
period 2020-12-31
Paycom Software, Inc.
filed 2021-02-18
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36393

Paycom Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0957485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7501 W. Memorial Road Oklahoma City, Oklahoma	73142
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 722-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PAYC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

As of February 9, 2021, 60,188,541 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 2,448,555 shares of restricted stock. As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $14.2 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

•	our compliance with data privacy laws and regulations;
•	our ability to develop enhancements and new applications, keep pace with technological developments and respond to future disruptive technologies;
•	our ability to compete effectively;
•	fluctuations in our financial results due to factors beyond our control;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility that clients may not be satisfied with our deployment or technical support services, or that our solution fails to perform properly;
•	our dependence on our key executives;
•	our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing and operational personnel;
•	the possibility that the Affordable Care Act may be modified, repealed or declared unconstitutional;
•	our failure to develop and maintain our brand cost-effectively;
•	seasonality of certain operating results and financial metrics;
•	our failure to adequately protect our intellectual property rights;
•	our reliance on relationships with third parties; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I

Item 1.	Business

Overview

We are a leading provider of a comprehensive, cloud-based human capital management (“HCM”) solution delivered as Software-as-a-Service (“SaaS”). We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources (“HR”) management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

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

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have approximately 31,000 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2020. We believe that as a result of our focus on client experience, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 93%, 93% and 92% from existing clients for the years ended December 31, 2020, 2019 and 2018, respectively. We believe our revenue retention rate understates our client loyalty because this rate is decreased by former clients that were acquired or otherwise ceased operations.

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

Data Analytics and Business Intelligence

Our solution’s core system of record allows clients to strategically analyze comprehensive and accurate employee information to make informed business decisions based upon actionable, real-time analytics provided through our client dashboard. This functionality allows our clients to operate with a more complete and accurate picture of their organization, as our solution’s embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from any location. Our industry first employee usage management analytics tool, Direct Data Exchange™ (DDX™), provides employers insights into efficiencies gained through employee usage of HR technology and generates a real-time estimate of the savings realized from that usage. We help clients reduce administrative and operational costs and better manage talent.

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

To further enhance the effectiveness of management throughout our clients’ organizations, we also offer easy to use software with Manager on-the-Go™. Built within our mobile app, this tool allows for 24/7 accessibility to essential manager-side functionality, giving supervisors and managers the ability to perform a variety of tasks, such as approving time-off requests and expense reimbursements – anytime, anywhere.

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

Scalability to Grow with our Clients

Our solution is highly scalable. We serve a diversified client base ranging in size from one employee to many thousands of employees, while our target client size range is 50 to 5,000 employees. We calculate the number of clients’ employees based on parent company grouping. Our clients are able to use the same solution while their businesses grow by deploying applications as-needed in real-time. Pricing is determined based on employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow but retain fixed costs even if the client shrinks in size.

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

Our Strategy for Growth

Our strategy is to continue to establish our solution as the HCM industry standard by increasing our presence in existing markets and expanding into additional markets. We intend to continue to increase our domestic sales capacity as well as potentially expand over the longer term into international markets. We will also execute our strategy for growth by targeting larger clients, expanding our inside sales organization and strengthening and extending our solution.

Increase Our Presence in Existing Markets

We believe a significant market opportunity exists to increase our presence within markets where we currently have a sales office. Each sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to eight other sales professionals. Although we have a sales office in 38 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2019 U.S. Census Bureau estimates, only five of these MSAs are currently served by multiple Paycom sales teams. We plan to further penetrate and more effectively capture existing markets by adding sales offices, leveraging virtual sales meetings, and increasing the number of sales teams in such markets.

Expand Into Additional Markets

We plan to continue expanding our sales capability by opening sales offices and leveraging virtual sales meetings in certain metropolitan areas where we currently have no sales teams. We have historically selected new locations based on potential client and employee demographics as well as business density. When opening a new sales office, we typically relocate a proven sales manager from an existing territory who then recruits a team of high-performing sales representatives. It typically takes a new sales office 24 months to reach maturity.

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

Target Larger Clients and Capture Incremental Small Business Demand

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

We also receive inbound leads from businesses below our target client size range, who can be onboarded through our inside sales organization. We intend to continue to expand our inside sales capabilities to opportunistically capture inbound demand for our solution.

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

Talent Acquisition

Applicant Tracking. Our applicant tracking application simplifies the recruiting processes needed to hire the most qualified employees. By using our all-in-one system, our clients can move candidates from the application process through new employee on-boarding without re-keying data. Organizations can maintain and easily access a list of potential employees from a talent pool with real-time candidate, recruiter and manager retrieval while eliminating manual redundancies. Clients can also distribute job openings and reach a wider candidate audience with tools to reach unlimited postings on a network of free job boards and manage fee-based job board accounts. The application’s enhanced career site analytics reveal which job boards and marketing efforts produce the best return on investment. Our applicant tracking application not only sends candidates automated job alerts to notify them of a client’s newly posted positions, but allows them to provide their availability upfront to discuss potential job opportunities, thereby saving a step for recruiters.

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

Enhanced Background Checks™. Our background check application helps clients easily screen prospective new hires or employees. Employers can choose the specific service or package of services desired for each individual, including verification of education, employment, driving history, criminal history, and drug and health screening, among others. Based on client research and feedback, the efficiencies in our system have produced faster turnaround times by as much as three days over our competitors’ offerings.

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

Time-Off Requests. Our time-off requests application automates and standardizes the time-off request procedure and helps employers remain effectively staffed. Managers can view an online time-off calendar to easily monitor and approve or deny time-off requests. Managers can review paid time off requests via email and approve or deny such requests with ease. Our Employee Self-Service® tool allows employees to view the time-off they have available, submit requests and view blackout dates, the status of requests and any manager comments.

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

Expense Management. Our expense management application eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload or email photos of receipts for reimbursement and expenses are automatically parsed when submitted. Employees can then access an expense dashboard where they can view the status of their submitted expenses through Employee Self-Service. Expenses seamlessly flow through virtual approvals to payroll and our application provides proper allocation of expenses to the general ledger, reducing manual work for accounting personnel. Organizations gain audit-ready reporting, which is critical when a client needs to know the critical attributes of the expense approval process.

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

Paycom Learning, Course Content and Subscriptions. Our learning management application delivers a smart, simple, data-driven experience that formalizes and standardizes our clients’ training processes, thereby allowing them to quickly adapt in an ever-changing business environment. Our application provides employees with “anytime, anywhere” access to a central knowledge base where they can access content, share expertise and measure their professional development progress, while performance video content creator allows subject-matter experts to share knowledge across the company by empowering them to create, upload and distribute engaging microlearning content quickly and easily. With performance evidence within Paycom learning, our clients can create a lesson tool that allows their employees to demonstrate knowledge and mastery of a specific skill to confirm they are truly grasping the course material. Managers or trainers then can provide direct input about the employee’s performance, creating a true feedback loop that promotes employee development. In addition to providing the ability to create and upload custom content, we created and launched our own proprietary eLearning content. Paycom learning clients have immediate access to a library of Paycom-created learning courses, which allow employers to educate their managers and employees quickly and consistently on foundational topics such as workplace violence, discrimination and harassment prevention. Paycom Content Subscriptions are also available with hundreds of courses in English and Spanish. These courses are tailored to organizations across multiple industries.

HR Management

Manager on-the-Go. Our Manager on-the-Go tool gives supervisors and managers the ability to perform a variety of tasks, such as approving time-off requests and expense reimbursements – anytime, anywhere. This feature enhances usage patterns and the interactions within organizations among leaders and employees, while distributing the approval responsibilities more broadly, freeing HR personnel. This tool allows managers and supervisors to, among other things: view their team’s time-off calendar; edit and approve punch-change requests; manage employees’ schedules; and respond to employee inquiries through Ask Here. Manager on-the-Go requires no additional login or user information, providing a seamless toggle between Manager on-the-Go, Employee Self-Service and mileage tracker.

Direct Data Exchange. Our comprehensive management analytics tool gives employers insights into efficiencies gained through employee usage of HR technology and provides a real-time return on investment on that usage (based on findings by EY). Using our Direct Data Exchange (DDX™) tool, employers not only can see the cost savings associated with changes made by employees, but they can also drill down into specific aspects of our software, including time and attendance, benefits, expenses, time-off requests, tax and payroll modifications, to determine exactly where additional savings can be achieved. This feature allows clients to see organizational employee usage trends arranged by their preferred time frame and total logins (filterable by individuals) to Employee Self-Service through any device.

Ask Here. Our Ask Here tool gives all client employees a direct line of communication to ask work-related questions of their company representatives, and receive timely answers, all through the convenience of our self-service technology. Ask Here’s functionality promotes increased engagement by ensuring all inquiries are addressed, any required actions are taken, and no follow-ups are required by the employee. This central repository for employee questions has a convenient dashboard, guided inquiry template, ability to attach documents and photos and auto saved responses for commonly asked questions.

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

Benefits Enrollment Services. Our benefits enrollment service provides our clients with a dedicated coordinator to help make open enrollment even easier by developing tailored strategies and setting up plans and features within our benefits software offering. The coordinator helps reconcile enrollment and deductions to prepare the client for a successful first payroll of the new plan year.

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

Personnel Action Forms and Performance Discussion Forms. Our personnel action forms (“PAF”) application helps our clients reduce the amount of time and paperwork required to make employee changes, such as pay rate, position and title changes, by allowing managers to complete and approve online personnel action forms, subject to necessary approvals from the HR department. This feature reduces errors, eliminates re-keying of data and automatically populates payroll with an effective date. Performance Discussion Forms, part of our PAF tool, allows clients to manage employee conversations related to a variety of topics, including workplace behavior, development opportunities and paths towards a promotion.

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

Our Clients

We serve a diverse client base in terms of size and industry. We have approximately 31,000 clients, or approximately 16,100 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2020. We stored data for over 5.0 million persons employed by our clients during the year ended December 31, 2020.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM, Inc., Cornerstone OnDemand, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor Inc., SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc. and other local and regional providers.

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

Sales and Marketing

We generate client leads and demo requests, accelerate sales opportunities and build brand awareness through our marketing programs that target senior finance and HR executives, technology professionals and senior business leaders of companies that perform HCM functions in-house or outsource these functions to one of our competitors. Our marketing programs include:

•	Podcast episodes, webinars, blogs, white papers and infographics;
•

National and local television advertising campaigns, personalized direct mail campaigns, email campaigns, social and digital media campaigns, industry-specific advertising and tradeshow exhibiting; and

•	Search engine marketing methods that include site optimization and pay-per-click searches.

We sell our solution exclusively through our captive sales force, substantially all of whom have a four-year college degree. We typically recruit sales candidates who have sales experience in non-HCM industries or, with respect to candidates recruited directly from colleges and universities, who have demonstrated an aptitude for sales. Our sales force is comprised of inside sales and field sales personnel, who are organized geographically, and client relations representatives (“CRRs”), who sell additional applications to existing clients. As of the filing of this Form 10-K, we have 50 sales teams (including one team consisting of CRRs and inside sales representatives) located in 27 states and plan to open additional sales offices to further expand our presence in the U.S. market.

When a new client processes payroll with us for an entire month, our sales representative receives a one-time commission based upon an estimate of future annual revenues from such client. Executive sales representatives receive a higher commission rate and base salary based upon both current year and career-to-date realized sales.

In addition to managing client relationships, our CRRs are focused on expanding the number of applications our clients purchase from us by introducing them to additional applications. When an existing client purchases and then utilizes a new application for one payroll cycle, a CRR receives a one-time commission based upon an estimate of future annual revenues from such client.

Technology, Operations and Security

Technology

Our multi-tenant architecture enables us to deliver our solution across our client base from a single platform, while securely partitioning access to our clients’ respective application data. Because a single version of our solution is developed, supported and deployed across all of our clients, the Paycom solution is seamlessly scalable.

Operations

We physically host our solution for our clients in three secure data center facilities located in Oklahoma and Texas. Each of these data centers is owned and managed by Paycom, and Paycom is the only tenant occupying the data centers. All of our critical systems are fully redundant and backed up at regular intervals to these facilities, and backups are monitored for success and failure status daily. Client data is backed up in real-time among the three data centers. We maintain redundant load-balanced internet lines serviced by multiple service providers to each data center, to ensure optimized client access to our solution and the clients’ stored data. Our server and database clusters are fully redundant to ensure continuous service in the event of a disk failure.

Physical security includes biometric and dedicated ID-oriented access control, redundant alarm systems and continuous camera monitoring by our security guards. The data centers also have environmental monitoring and extensive environmental controls such as heat and fire protection, moisture, temperature, and humidity sensors, backup power supply and exterior reinforced concrete walls.

Security

We maintain a formal and comprehensive security program designed to ensure the confidentiality, integrity and availability of our clients’ data. During the regular course of business, we receive client data through our online system that we in turn process, record and store following ISO/IEC 27001:2013 certified controls and procedures. All communications with our servers must be encrypted and our servers are configured to only utilize high-grade encryption algorithms.

We strictly regulate and limit all access to servers and networks at each of our facilities. Local network access is restricted by domain authentication, using stringent access control lists. Remote network access is restricted by a defense-in-depth approach that includes redundant firewalls, preventing unauthorized access from external networks to systems within our local network. We also employ network and endpoint intrusion detection and prevention sensors throughout our infrastructure, systems that monitor our infrastructure and alert our continuously staffed security operations center of potential cybersecurity issues, a system for managing and installing patches for third-party applications, and highly restricted access to the internet for anyone who has access to client data. Our information security department regularly performs penetration testing and we retain a third-party penetration testing company to conduct penetration tests and periodic audits to identify and remediate any issues.

Our applications are secured using redundant code libraries, versioning, and secure coding practices that include a security review of developed code prior to release. Our IT infrastructure is secured and monitored using a number of best practices and tools at multiple layers of the physical and logical network. This security is also continually monitored by our information security department.

Software Development

Our application development team works closely with our clients to enhance our existing application offerings and develop new applications. This process is led by experienced product managers, who oversee the evolution of their respective applications within a focused timeframe of innovation and cultivation in order to deliver the well-developed applications and enhancements desired by our clients. Our product managers are proactive in their approach to assigning development requests based on research, trends and user feedback. A key element of our development process is the one-on-one personal interaction between clients and our CRRs, through whom our clients personally suggest new applications and features.

We develop our solution from the “ground up” with our internal development and engineering teams. Our development and engineering teams, along with our employees, conceive new applications and enhancements, review requests, schedule development in order of priority and subsequently develop the applications or enhancements. Our new applications and enhancements are independently reviewed by the quality assurance team, in accordance with our software development process, before being fully implemented. Any enhancements to our applications are released on a monthly scheduled release date to coordinate the communication and release to our clients.

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

Regulatory and Certifications

We are subject to varying degrees of regulations in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. We are also subject to certain federal, state and local regulations based on the products we offer. For example, as a result of our background screening application, Enhanced Background Checks, we are subject to the Fair Credit Reporting Act and other federal and state background reporting laws. Further, our status as a government contractor subjects us to federal government contracting regulations including the adherence to heightened equal employment opportunity requirements, maintaining an affirmative action plan and other federal regulations.

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, state breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”). Further, because some of our clients have establishments internationally, the European Union’s General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.

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

In April 2020, we renewed a certification based on ISO 9001:2015 criteria, a standard for the implementation of quality management processes published by ISO, covering our activities required to create and deliver our solution. This independent assessment of our conformity to the ISO 9001:2015 standard includes assessing the design and implementation of quality objectives to meet delivery standards on an ongoing basis. The certification is valid until April 2023, with continuing assessments taking place annually.

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

Human Capital

As of December 31, 2020, we employed 4,218 people, substantially all of whom are full-time. Our human capital objectives include attracting, developing and retaining the best talent in the industry. We have been recognized both locally and nationally for providing our employees with an excellent work environment. We strive to provide a workplace that is free from harassment or discrimination, including harassment or discrimination involving race, color, sex, religion, gender, age, national origin, disability, gender identity or expression, sexual orientation, veteran or marital status. We believe that creating this kind of work environment is fundamental to fostering diversity.

Diversity and Inclusion

Our commitment to diversity, inclusion and belonging starts with our goal to attract, retain and develop a workforce that is diverse in background, knowledge, skill and experience. As of December 31, 2020, women represented 51% and self-identified racial and ethnic minorities represented 31% of the Company’s workforce, respectively. Approximately 18% of our employees serve in a managerial role, defined as team leader or above. As of December 31, 2020, women held 47% and self-identified racial and ethnic minorities held 20% of the Company’s managerial roles, respectively. We recognize Paycom plays an important part in the lives of our employees and strive to create an inclusive workplace where employees feel heard, valued and appreciated for who they are.

Training and Development

Through the use of our Paycom learning tool, we empower our employees by providing tailored learning paths in areas such as leadership, diversity and inclusion, technical skills and compliance. During 2020, our employees completed thousands of unique courses utilizing our Paycom learning tool.

We provide our sales force with an intensive ten-week training course. Our unique training program includes instruction in accounting, business metrics, application features and tax matters relevant to our target market and we believe it fosters loyalty and helps maintain our corporate culture. Our training continues for our sales force through weekly strategy sessions and leadership development training. Executive sales representatives are also required to attend quarterly conferences to share best practices and receive legal and business updates.

Health, Safety and Wellness

We believe that our employees are the summation of our successes, which is why we offer an excellent health and benefits program to our employees and their families. We offer our employees comprehensive health insurance as well as optional dental and vision coverage. Additionally, we provide our employees several opportunities to focus on physical, mental and financial wellness by maintaining a fully equipped on-site gym, 401(k) matching, an employee stock purchase plan, and paid vacation, holiday, family leave and sick leave, with numerous other benefits offered to our employees.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. Our sales employees have been conducting all meetings with current and prospective clients virtually since March 2020, and we expect this practice to continue for the foreseeable future. As of December 31, 2020, 96% of our employees were working remotely. Despite having the majority of our workforce working remotely, we continue to maintain our commitment to ensuring our employees’ health, safety and wellness. We have offered our employees online exercise classes and remote work resources and encourage employee feedback utilizing our Paycom surveys tool. Refer to “Impact of the COVID-19 Pandemic” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the impact that COVID-19 has had on our business.

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

Available Information

Our internet address is www.paycom.com and our investor relations website is located at investors.paycom.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

If our SaaS network infrastructure or our clients’ ability to access our solution is interrupted, client and employee data from recent transactions may be permanently lost, and we could be exposed to significant claims by clients, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees or tax authorities. Further, any adverse changes in service levels at our data centers resulting from damage to or failure of our data centers could result in disruptions in our services. Any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new clients, prevent us from gaining new or additional business from our current clients, or cause our current clients to terminate their use of our solution, any of which would adversely impact our revenues. In addition, if our network infrastructure and data centers fail to support increased capacity due to growth in our business, our clients may experience interruptions in the availability of our solution. Such interruptions may reduce our revenues, cause us to issue refunds to clients or adversely affect our retention of existing clients, any of which could have a negative impact on our business, operating results or financial condition.

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

The market for HCM software is highly competitive, rapidly evolving and fragmented. We expect competition to intensify in the future with the introduction of new technologies and new market entrants. Many of our current and potential competitors are larger and have greater brand name recognition, longer operating histories, more established relationships in the industry and significantly greater financial, technical and marketing resources than we do. As a result, some of these competitors may be able to:

•	adapt more rapidly to new or emerging technologies and changes in client requirements;
•	develop superior products or services, gain greater market acceptance and expand their product and service offerings more efficiently or rapidly;
•	offer products and services that we may not offer individually or at all, or bundle products and services in a manner that provides them with a price advantage;

•	establish and maintain partnerships with third parties that enhance and expand their product offering to business clients and employees;
•	take advantage of acquisition and other opportunities for expansion more readily;
•	maintain a lower cost basis;
•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sale of their products and services; and
•	devote greater resources to the research and development of their products and services.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM, Inc., Cornerstone OnDemand, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor Inc., SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc. and other local and regional providers.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solution and is an important element in attracting new clients and retaining existing clients. Successful promotion of our brand depends largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful applications at competitive prices. Brand promotion activities, including increased spending on our national media campaigns, may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts, which could have an adverse effect on our business.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired and we may lose valuable assets, generate reduced revenues or incur costly litigation to protect our rights.

Our success is dependent in part upon our intellectual property. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and to protect our intellectual property rights in the United States and in foreign jurisdictions. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our applications and use information that we regard as proprietary to create products or services that compete with ours.

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

Legal and Regulatory Risks

Changes in laws, government regulations and policies could have a material adverse effect on our business and results of operations.

Many of our applications are designed to assist our clients in complying with government regulations that continually change. The introduction of new regulatory requirements, or new interpretations of existing laws or regulations, could increase our cost of doing business. For example, there have been and may continue to be a significant number of new laws and regulations promulgated by federal, state and local governments following the outbreak of the COVID-19 pandemic. We have expended additional resources and incurred additional costs in addressing the regulatory requirements applicable to us and our clients. More generally, changing regulatory requirements may make the introduction of new applications and enhancements more costly or more time-consuming than we currently anticipate or could prevent the introduction of new applications and enhancements by us altogether. Changes in laws, regulations or policies could also affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for certain of our existing applications or services, which would result in decreased revenues. Further, we may spend time and money developing new applications and enhancements that, due to regulatory changes, become unnecessary prior to being released. In addition, any failure to educate and assist our clients with respect to new or revised legislation that impacts them could have an adverse effect on our reputation, and any failure to modify our applications or develop new applications in a timely fashion in response to regulatory changes could have an adverse effect on our business and results of operations. Additionally, new regulations or changes to existing regulations could be unclear, difficult to interpret or conflict with other applicable regulations. Our or our clients’ failure to comply with new or modified laws or regulations could result in financial penalties, legal proceedings or reputational harm. Finally, a negative audit or other investigations by the U.S. Government could adversely affect our ability to receive U.S. Government contracts and our future operating performance, and could result in financial or reputational harm.

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

Our applications are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy, which have become significant issues globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, and state data breach notification laws and state privacy laws, such as the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the IBIPA, the CCPA and the CPRA, which expands upon the CCPA and was passed in the recent California election in November 2020. The IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. The CCPA provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. The CCPA and CPRA give California consumers certain rights to be informed of and delete the personal information that we hold, similar to those provided by the European Union’s GDPR. Our customers and other users may seek assurances of compliance with CCPA, CRPA, GDPR, and other privacy laws from us as a service provider and data processor on their behalf. Further, because some of our clients have establishments internationally, the GDPR and other foreign data privacy laws may impact our processing of certain client and employee information. Failure to comply with data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition. Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm.

In addition, there are a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Newly-passed legislative and regulatory initiatives may adversely affect the ability of our clients to process, handle, store, use and transmit demographic and personal information from their employees, which could reduce demand for our solution.

In addition to government regulation, privacy advocates and industry groups may propose and adopt new and different self-regulatory standards. Because the interpretation and application of many privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solution. Any failure to comply with government regulations that apply to our applications, including privacy and data protection laws, could subject us to liability. In addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solution, which could have an adverse effect on our business, operating results or financial condition. Any inability to adequately address privacy concerns and claims, even if unfounded, or inability to comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage to our reputation, reductions in our sales and other adverse effects on our business, operating results or financial condition.

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

We are registered as a “money services business” in one jurisdiction and intend to apply for licenses in others. Should other state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs of registration, legal fees, reputational damage or other negative consequences, all of which may have an adverse effect on our business operating results or financial condition.

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

Further, we need to continue to expand our inside and outside sales force and support team members in order to grow our client base and increase our revenues. Our ability to add additional offices may be constrained by the COVID-19 pandemic, the willingness and availability of qualified personnel to staff and manage any new offices and our success in recruiting and training sales personnel in those new offices. If our expansion efforts are unsuccessful, our business, operating results or financial condition could be adversely affected.

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

We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. The modification or repeal of certain provisions of the ACA could harm our business, operating results and financial condition. If the ACA is modified to eliminate the employer reporting requirements, or if the ACA is repealed and replaced with new legislation that does not include similar employer reporting requirements, we will no longer generate revenues in connection with processing and filing Forms 1094 and 1095 on behalf of clients. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 3% of total projected revenues for the year ending December 31, 2021. Further, uncertainty regarding the potential future modification, repeal or replacement of the ACA could adversely affect our ability to sell our Enhanced ACA application to new clients.

Industry and Financial Risks

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
•

business disruptions caused by widespread public health crises (such as the COVID-19 pandemic), natural disasters, such as tornadoes, hurricanes, fires, earthquakes and floods, acts of war, terrorism, or other catastrophic events;

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2020, we had recorded a total of $51.9 million of goodwill and $0.3 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

Risks Related to Ownership of Our Securities

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

General Risks

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

Our clients are sensitive to negative changes in economic conditions. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients negatively impact our results of operations. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

In order to spur economic activity to counteract the adverse effects of the COVID-19 pandemic, the Federal Open Market Committee lowered its target for the federal funds rate in March 2020. In addition, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to delay the payment of the employer’s share of Social Security taxes to a future date. To the extent our clients make such election, we are collecting less money from them to hold and then remit to the appropriate taxing authorities, which adversely affects our average funds held for clients balance and, consequently, interest earned on funds held for clients. Significantly lower average interest rates in 2020, combined with the lack of growth of the average funds held for clients balance due to lower employee headcount at our clients as well as clients electing the Social Security tax deferral under the CARES Act, had a negative effect on interest earned on funds held for clients and, consequently, recurring revenue growth for the year ended December 31, 2020. We expect that the foregoing adverse economic factors will continue to have a negative impact on recurring revenues in future periods for so long as such conditions persist. Further, the impact of the pandemic on our recurring revenues combined with our deliberate, increased level of investment to drive the growth of our business may negatively affect net income.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. As of December 31, 2020, 96% of our employees were working remotely. Our remote work arrangements may create increased operational risk, including data security risk, as cybercriminals attempt to profit from the disruptions in typical operations.

We have prohibited all business-related travel until further notice and our sales force is conducting all sales meetings virtually. If clients and client prospects are not as willing or available to engage via video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

Even after the COVID-19 outbreak has subsided, depending upon its duration and frequency of recurrence, and the governmental policies in response thereto, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that may occur or be continuing as a result. We continue to monitor and evaluate the extent to which COVID-19 has impacted us and our employees and clients, and the extent to which it and other emerging developments are expected to impact us in the future.

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

We also lease offices in 27 states. We believe that these facilities are suitable for our current operations and, upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

Item 3.	Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information, see “Note 12. Commitments and Contingencies” in this Form 10-K.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “PAYC.” As of February 9, 2021, there were approximately 1,950 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P 1500 Application Software Index during the five-year period commencing on December 31, 2015 and ending on December 31, 2020. The graph assumes that $100 was invested in our common stock and in each of the comparative indices at the beginning of the period, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2020 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2020(2)	13,703	$377.33	13,703	$166,800,000
November 1 - 30, 2020(2)	14,702	$398.94	14,702	$161,000,000
December 1 - 31, 2020(2)	60,276	$425.98	60,276	$135,300,000
Total	88,681		88,681

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

Item 6.Selected Financial Data

Our selected consolidated financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, which are included elsewhere in this Form 10-K (dollars in thousands, except per share data).

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated statements of income data:
Total revenues	$841,434	$737,671	$566,336	$433,047	$329,141
Operating income	$186,123	$226,224	$173,715	$129,710	$101,740
Net income	$143,453	$180,576	$137,065	$123,486	$70,421
Earnings per share, basic	$2.49	$3.14	$2.37	$2.13	$1.21
Earnings per share, diluted	$2.46	$3.09	$2.34	$2.10	$1.19

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated balance sheets data:
Cash and cash equivalents	$151,710	$133,667	$45,718	$46,077	$60,158
Total assets	$2,607,912	$2,486,917	$1,521,926	$1,550,138	$1,224,589
Net long-term debt, less current portion	$29,119	$30,858	$32,614	$34,414	$28,711
Total stockholders’ equity	$655,643	$526,628	$334,753	$281,247	$205,694

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Overview

We are a leading provider of a comprehensive, cloud-based human capital management (“HCM”) solution delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including talent acquisition, time and labor management, payroll, talent management and human resources management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the year ended December 31, 2020. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth. We also plan to open additional sales offices in the future and leverage virtual sales meetings to further expand our presence in the U.S. market.

Our principal marketing efforts include national and local advertising campaigns, email campaigns, social and digital media campaigns, search engine marketing methods, tradeshows, print advertising and outbound marketing including personalized direct mail campaigns. In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers, blogs, podcast episodes and webinars.

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

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion, we are presented with a variety of opportunities and challenges. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution. We believe our strategy of focusing on increased employee usage is key to long-term client satisfaction and client retention. Client adoption of new applications and client employee usage of both new and existing applications have been significant factors in our revenue growth, and we expect the continuation of this trajectory will depend, in part, on the introduction of applications to our existing client base that encourage and promote more employee usage. Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients. We intend to obtain new clients by (i) continuing to leverage our sales force productivity within markets where we currently have existing sales offices, (ii) expanding our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets, and (iii) opening sales offices in new metropolitan areas.

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

Based on our total revenues, we have grown at a 26% compound annual growth rate from January 1, 2017 through December 31, 2020. Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses. Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases.

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is an example of legislation that has created demand in the HCM industry. We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 3% of total projected revenues for the year ending December 31, 2021.

For the years ended December 31, 2020, 2019 and 2018, our gross margins were approximately 85%, 85% and 84%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and many such restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. Our sales employees have been conducting all meetings with current and prospective clients virtually since March 2020, and we expect this practice to continue for the foreseeable future. As of December 31, 2020, 96% of our employees were working remotely. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

The COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients as of the onset of the pandemic negatively impacted our recurring revenue during 2020, and we expect that our recurring revenue in future periods will continue to be negatively impacted by such headcount reductions until employment levels among such client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

In addition, during 2019, interest earned on funds held for clients contributed to growth in recurring revenue, due to both higher average interest rates and an increased average funds held for clients balance. Between August 2019 and March 2020, the Federal Open Market Committee reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. Further, a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allowed employers to delay the payment of the employer’s share of Social Security taxes to a future date. To the extent our clients made such an election, we collected less money from them to hold and then remit to the appropriate taxing authorities, which adversely affected our average funds held for clients balance and, consequently, interest earned on funds held for clients. During 2020, despite the growth in the number of clients in our base, employee headcount reductions at our clients as well as clients electing to defer payment of their share of Social Security taxes under the CARES Act resulted in nominal growth in our average funds held for clients balance, relative to 2019. Due to significantly lower average interest rates in 2020 and, to a lesser extent, the lack of growth of our average funds held for clients balance, interest earned on funds held for clients for the year ended December 31, 2020 decreased from the year ended December 31, 2019, which had a negative effect on recurring revenue growth. The average daily balance of funds held for clients was approximately $1.3 billion in the fourth quarter of 2020, compared to approximately $1.2 billion in the fourth quarter of 2019.

Demand for our solution remains high and, in 2020, we continued to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, resulted in a decrease in net income for the year ended December 31, 2020 as compared to the year ended December 31, 2019. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment to drive the growth of our business.

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

Prior to the COVID-19 pandemic, our sales force historically traveled frequently to sell our solution. The current remote work environment presents a unique opportunity for our sales force, in that each sales employee is able to meet virtually with a greater number of client prospects in a given day than he or she would if conducting in-person meetings. Although we have not experienced such challenges to date, if clients and client prospects are not as willing or available to engage via video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Further, while our revenue and earnings are relatively predictable, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2020	2019	2018
Key performance indicators:
Clients	30,994	26,527	23,533
Clients (based on parent company grouping)	16,063	13,581	12,754
Sales teams	50	50	49
Annual revenue retention rate	93%	93%	92%

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

•

Sales Teams. We monitor our sales professionals by the number of sales teams at period end. CRRs and inside sales representatives are counted as one sales team. Each outside sales team consists of a sales manager and approximately six to eight sales professionals. Certain larger metropolitan areas can support more than one sales team. We believe the number of sales teams is an indicator of potential revenues for future periods.

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

Implementation and Other Revenues

Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at inception and upon the addition of certain incremental applications for existing clients. These fees range from 10% to 30% of the annualized value of the transaction. Implementation revenues are recognized as deferred revenue and amortized into income over the life of the client, which is estimated to be ten years, and other revenues are recognized upon shipment of time clocks. Implementation and other revenues comprised approximately 1.9% and 1.8% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

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

Other Income (Expense), net

Other income (expense), net includes interest earned on our own funds, any gain or loss on the sale or disposal of fixed assets, costs associated with the early repayment of debt and any unrealized gain or loss related to our interest rate swap.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020, for a discussion of results for the year ended December 31, 2018.

	Year Ended December 31,
	2020		2019		% Change
Revenues
Recurring	$825,856	98.1%	$724,428	98.2%	14%
Implementation and other	15,578	1.9%	13,243	1.8%	18%
Total revenues	841,434	100.0%	737,671	100.0%	14%
Cost of revenues
Operating expenses	97,778	11.6%	89,336	12.1%	9%
Depreciation and amortization	25,768	3.1%	20,411	2.8%	26%
Total cost of revenues	123,546	14.7%	109,747	14.9%	13%
Administrative expenses
Sales and marketing	235,716	28.0%	179,286	24.3%	31%
Research and development	90,244	10.7%	73,080	9.9%	23%
General and administrative	178,200	21.2%	127,534	17.3%	40%
Depreciation and amortization	27,605	3.3%	21,800	3.0%	27%
Total administrative expenses	531,765	63.2%	401,700	54.5%	32%
Total operating expenses	655,311	77.9%	511,447	69.4%	28%
Operating income	186,123	22.1%	226,224	30.6%	-18%
Interest expense	(19)	0.0%	(940)	(0.1%)	-98%
Other income (expense), net	(168)	0.0%	803	0.1%	-121%
Income before income taxes	185,936	22.1%	226,087	30.6%	-18%
Provision for income taxes	42,483	5.1%	45,511	6.1%	-7%
Net income	$143,453	17.0%	$180,576	24.5%	-21%

Revenues

The increase in total revenues for the year ended December 31, 2020 from the year ended December 31, 2019 was primarily the result of (i) the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, (ii) contributions from new sales offices opened in 2018 and 2019 that were progressing to maturity or reached maturity in 2020 and (iii) the sale of additional applications to our existing clients. In addition, the strong performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The COVID-19 pandemic has resulted in, and may continue to result in, headcount reductions across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the year ended December 31, 2020 described above were partially offset by the negative impact of headcount reductions within our client base as of the onset of the pandemic. Additionally, lower employee headcount at our clients as well as clients electing the Social Security tax deferral under the CARES Act negatively impacted our average funds held for clients balance for the year ended December 31, 2020. Significantly lower average interest rates during the year ended December 31, 2020 as compared to the year ended December 31, 2019, as well as minimal growth in the average funds held for clients balance, resulted in a decrease in interest earned on funds held for clients and, consequently, had a negative effect on recurring revenue growth for the year ended December 31, 2020. We expect that the foregoing adverse macroeconomic factors may continue to have a negative effect on recurring revenues in future periods for so long as such conditions persist.

The increase in implementation and other revenues for the year ended December 31, 2020 from the year ended December 31, 2019 was primarily the result of the increased recognition of non-refundable conversion fees that are charged to new clients to offset the expense of new client set-up. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the year ended December 31, 2020, operating expenses increased from the prior year by $8.4 million primarily due to an $8.2 million increase in expenses attributable to growth in the number of operating personnel, as well as an increase of $1.6 million in automated clearing house fees. These increases were partially offset by lower shipping and supplies fees, which decreased by $1.5 million. Depreciation and amortization expense increased $5.4 million, or 26%, primarily due to the development of additional technology and purchases of other related fixed assets.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2020, sales and marketing expenses increased from the prior year by $56.4 million due to a $39.9 million increase in marketing and advertising expense, and a $16.6 million increase in employee-related expenses, including commissions, bonuses and non-cash stock-based compensation. The increase in employee-related expenses included a $6.4 million increase in non-cash stock-based compensation expense.

Research and development

During the year ended December 31, 2020, research and development expenses increased $17.2 million from the prior year due to an increase in employee-related expenses, including a $3.7 million increase in non-cash stock-based compensation expense.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	% Change
Capitalized portion of research and development	$43,789	$30,412	44%
Expensed portion of research and development	90,244	73,080	23%
Total research and development costs	$134,033	$103,492	30%

General and administrative

During the year ended December 31, 2020, general and administrative expenses increased by $50.7 million from the prior year due to a $49.1 million increase in employee-related expenses, which included a $31.9 million increase in non-cash stock-based compensation expense, and a $1.6 million increase in accounting and legal expenses related to regulatory and compliance matters.

Non-Cash Stock-Based Compensation Expense

	Year Ended December 31,
	2020	2019	% Change
Non-cash stock-based compensation expense
Operating expenses	$5,185	$4,376	18%
Sales and marketing	14,376	7,955	81%
Research and development	9,107	5,428	68%
General and administrative	61,440	29,509	108%
Total non-cash stock-based compensation expense	$90,108	$47,268	91%

During the year ended December 31, 2020, our non-cash stock-based compensation expense increased $42.8 million from the prior year primarily due to the issuance and subsequent accelerated vesting of restricted stock subject to market-based vesting conditions during 2020, which exceeded expenses associated with the accelerated vesting of restricted stock subject to market-based vesting conditions in 2019.

Depreciation and Amortization

During the year ended December 31, 2020, depreciation and amortization expense increased from the prior year primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decrease in interest expense for the year ended December 31, 2020 was due to the timing of construction of our expanded operations facility in Grapevine, Texas, which resulted in more capitalized interest in 2020.

Other Income (Expense), net

The change in other income (expense), net for the year ended December 31, 2020 was primarily due to the decrease in the fair value of our interest rate swap as compared to the year ended December 31, 2019.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 23% and 20% for the years ended December 31, 2020 and 2019, respectively. The higher effective income tax rate for the year ended December 31, 2020 primarily resulted from the increase in state income taxes and non-deductible expenses.

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

Term Credit Agreement. As of December 31, 2020, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank. All Term Loans were used to finance construction projects at our corporate headquarters. Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type. As of December 31, 2020, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement. In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income. For the years ended December 31, 2020 and 2019, we recognized losses of $1.4 million for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.

Revolving Credit Agreement. On February 12, 2018, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for the Facility in the aggregate principal amount of $50.0 million (the “Revolving Commitment”), which could be increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Facility includes a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. The Facility was scheduled to mature on February 12, 2020. On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, Wells Fargo Bank, N.A. was added as a lender and the Revolving Commitment was increased to $75.0 million, which may be further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions. The scheduled maturity date of the Facility was also extended to April 15, 2022.

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. As of December 31, 2020, we did not have any borrowings outstanding under the Facility.

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

During the year ended December 31, 2020, we repurchased an aggregate of 432,897 shares of common stock at an average cost of $265.31 per share, including 188,466 shares to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $62.8 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan. As of December 31, 2020, there was $135.3 million available for repurchases. The stock repurchase plan will expire on March 12, 2022.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	% Change
Net cash provided by (used in):
Operating activities	$227,207	$224,263	1%
Investing activities	(117,877)	(219,545)	-46%
Financing activities	(165,909)	650,672	-125%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(56,579)	$655,390	-109%

Operating Activities

Cash provided by operating activities for the year ended December 31, 2020 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the year ended December 31, 2019, our operating cash flows for the year ended December 31, 2020 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2020 decreased from the prior year period due to a $239.8 million increase in proceeds from maturities of short-term investments from funds held for clients, partially offset by a $136.9 million increase in purchases of short-term investments from funds held for clients and a $1.2 million increase in cash used for purchases of property and equipment.

Financing Activities

Cash flows from financing activities for the year ended December 31, 2020 decreased from the prior year period primarily due to the impact of $744.3 million of changes in client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf. Additionally, cash flows from financing activities were impacted by a $52.0 million increase in repurchases of common stock as well as a $20.3 million increase in withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. We disclose our long-term debt in Note 6 and our commitments and contingencies in Note 12 in our consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Net term notes to bank due September 7, 2025	$31,063	$1,775	$3,550	$25,738	$—
Interest on term notes to bank due September 7, 2025	4,938	1,225	2,233	1,480	—
Operating lease obligations	29,301	11,204	13,704	4,393	—
Total	$65,302	$14,204	$19,487	$31,611	$—

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our applicant tracking, candidate tracker, background check, on-boarding, e-verify and tax credit services applications. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation, labor management reports/push reporting and geofencing/geotracking. Payroll includes our payroll and tax management, Paycom Pay, expense management, garnishment management and GL Concierge applications. Talent management includes our employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning and course content applications. HR management includes our document and task management, government and compliance, beneﬁts administration, benefit enrollment services, COBRA administration, personnel action forms, surveys and enhanced ACA applications.

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

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting units had declined below its carrying value. In the qualitative assessment, we consider the macroeconomic conditions, including any deterioration of general economic conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation.  Based on our assessment, there was no impairment recorded as of June 30, 2020.  For the years ended December 31, 2020, 2019 and 2018, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2020, 2019 and 2018.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020, for a presentation of the 2018 amounts:

	Year Ended December 31,
	2020	2019
Net income to adjusted EBITDA:
Net income	$143,453	$180,576
Interest expense	19	940
Provision for income taxes	42,483	45,511
Depreciation and amortization	53,373	42,211
EBITDA	239,328	269,238
Non-cash stock-based compensation expense	90,108	47,268
Change in fair value of interest rate swap	1,380	1,375
Adjusted EBITDA	$330,816	$317,881

	Year Ended December 31,
	2020	2019
Net income to non-GAAP net income:
Net income	$143,453	$180,576
Non-cash stock-based compensation expense	90,108	47,268
Change in fair value of interest rate swap	1,380	1,375
Income tax effect on non-GAAP adjustments	(31,415)	(24,647)
Non-GAAP net income	$203,526	$204,572

Weighted average shares outstanding:
Basic	57,620	57,561
Diluted	58,285	58,395

Earnings per share, basic	$2.49	$3.14
Earnings per share, diluted	$2.46	$3.09
Non-GAAP net income per share, basic	$3.53	$3.55
Non-GAAP net income per share, diluted	$3.49	$3.50

	Year Ended December 31,
	2020	2019
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$2.49	$3.14
Non-cash stock-based compensation expense	1.56	0.82
Change in fair value of interest rate swap	0.02	0.02
Income tax effect on non-GAAP adjustments	(0.54)	(0.43)
Non-GAAP net income per share, basic	$3.53	$3.55

	Year Ended December 31,
	2020	2019
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$2.46	$3.09
Non-cash stock-based compensation expense	1.55	0.81
Change in fair value of interest rate swap	0.02	0.02
Income tax effect on non-GAAP adjustments	(0.54)	(0.42)
Non-GAAP net income per share, diluted	$3.49	$3.50

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $151.7 million as of December 31, 2020. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-K, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As a result, we are exposed to increased interest rate risk. To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans. As of December 31, 2020, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-K, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. As of December 31, 2020, we have not made any draws under the Facility. To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Our audit procedures related to the estimated life of the Company’s client relationships included the following, among others. We tested the design and operating effectiveness of controls relating to management’s annual review of the reasonableness of the estimated life of a client relationship, including controls over the completeness of key inputs in the calculation and the review of the methodology applied by the Company’s third party specialist. With the assistance of a valuation specialist, we tested the methodologies used by management and their third-party specialists in determining the appropriateness of the estimated life by evaluating the relationship between the average life of a client and the associated attrition rate for reasonableness. This included reperforming the calculation and verifying that all provided historical data was utilized in the analysis. We also performed procedures over the data utilized in the analysis, including comparing a sample of historical data to previously audited information.

Market-based restricted shares grant date fair value

As described further in Note 11 to the financial statements, on November 23, 2020, the Company granted a new market-based restricted share award to its chief executive officer with vesting contingent on achieving stock price milestones.  The award consists of 1,610,000 shares of restricted shares eligible for vesting in two equal tranches. The Company engaged the assistance of a third-party valuation specialist to utilize a Monte Carlo simulation model to estimate the grant date fair value of the award. We consider the determination of the grant date fair value of the award as a critical audit matter.

The principal consideration for our determination that the grant date fair value of the award is a critical audit matter is that there is complex modeling and significant judgment related to inputs and assumptions used in the Monte Carlo simulation.  Auditing the estimate of the expected future volatility of the Company’s stock price involved significant auditor judgment and subjectivity.

Our audit procedures related to the grant date fair value of the award included the following procedures, among others. We tested the design and operating effectiveness of internal controls over management’s use of specialists and the review of the inputs and assumptions utilized in the Monte Carlo simulation model that calculated the grant date fair value. We also inspected the grant agreement, engaged valuation specialists to perform a corroborative independent grant date fair value calculation, and tested the methodologies and assumptions used in the Monte Carlo simulation model to determine the grant date fair value of the award.  In addition, we performed analysis on the inputs into the model, including the reasonableness and sensitivity of the volatility assumption’s impact on the grant date fair value.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Oklahoma City, Oklahoma

February 18, 2021

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$151,710	$133,667
Accounts receivable	9,130	9,298
Prepaid expenses	17,854	13,561
Inventory	1,151	1,158
Income tax receivable	10,447	4,020
Deferred contract costs	60,819	46,618
Current assets before funds held for clients	251,111	208,322
Funds held for clients	1,613,494	1,662,778
Total current assets	1,864,605	1,871,100
Property and equipment, net	285,218	238,458
Goodwill	51,889	51,889
Long-term deferred contract costs	371,357	292,134
Other assets	34,843	33,336
Total assets	$2,607,912	$2,486,917
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,787	$5,051
Accrued commissions and bonuses	13,703	12,343
Accrued payroll and vacation	24,529	14,870
Deferred revenue	13,567	11,105
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	44,175	45,600
Current liabilities before client funds obligation	104,536	90,744
Client funds obligation	1,613,494	1,662,778
Total current liabilities	1,718,030	1,753,522
Deferred income tax liabilities, net	112,598	91,217
Long-term deferred revenue	73,259	65,139
Net long-term debt, less current portion	29,119	30,858
Other long-term liabilities	19,263	19,553
Total long-term liabilities	234,239	206,767
Total liabilities	1,952,269	1,960,289
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,861 and 61,350 shares issued at December 31, 2020 and December 31, 2019, respectively; 57,739 and 57,660 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	618	613
Additional paid-in capital	357,908	257,501
Retained earnings	719,619	576,166
Treasury stock, at cost (4,122 and 3,689 shares at December 31, 2020 and December 31, 2019, respectively)	(422,502)	(307,652)
Total stockholders' equity	655,643	526,628
Total liabilities and stockholders' equity	$2,607,912	$2,486,917

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Recurring	$825,856	$724,428	$557,255
Implementation and other	15,578	13,243	9,081
Total revenues	841,434	737,671	566,336
Cost of revenues
Operating expenses	97,778	89,336	76,231
Depreciation and amortization	25,768	20,411	14,532
Total cost of revenues	123,546	109,747	90,763
Administrative expenses
Sales and marketing	235,716	179,286	143,881
Research and development	90,244	73,080	46,247
General and administrative	178,200	127,534	96,605
Depreciation and amortization	27,605	21,800	15,125
Total administrative expenses	531,765	401,700	301,858
Total operating expenses	655,311	511,447	392,621
Operating income	186,123	226,224	173,715
Interest expense	(19)	(940)	(766)
Other income (expense), net	(168)	803	1,762
Income before income taxes	185,936	226,087	174,711
Provision for income taxes	42,483	45,511	37,646
Net income	$143,453	$180,576	$137,065
Earnings per share, basic	$2.49	$3.14	$2.37
Earnings per share, diluted	$2.46	$3.09	$2.34
Weighted average shares outstanding:
Basic	57,620	57,561	57,711
Diluted	58,285	58,395	58,582

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity

Balances at December 31, 2017	60,149	$601	$161,809	$258,525	2,361	$(139,688)	$281,247
Vesting of restricted stock	598	6	(6)	—	—	—	—
Stock-based compensation	—	—	41,877	—	—	—	41,877
Repurchases of common stock	—	—	—	—	1,109	(125,436)	(125,436)
Net income	—	—	—	137,065	—	—	137,065
Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	603	6	(6)	—	—	—	—
Stock-based compensation	—	—	53,827	—	—	—	53,827
Repurchases of common stock	—	—	—	—	219	(42,528)	(42,528)
Net income	—	—	—	180,576	—	—	180,576
Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628
Vesting of restricted stock	511	5	(5)	—	—	—	—
Stock-based compensation	—	—	100,412	—	—	—	100,412
Repurchases of common stock	—	—	—	—	433	(114,850)	(114,850)
Net income	—	—	—	143,453	—	—	143,453
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	4,122	$(422,502)	$655,643

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$143,453	$180,576	$137,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,373	42,211	29,657
Accretion of discount on available-for-sale securities	(1,563)	(940)	(1,112)
Amortization of debt issuance costs	36	35	32
Stock-based compensation expense	90,108	47,268	36,576
Cash paid for derivative settlement	(613)	(81)	(188)
(Gain)/loss on derivative	1,993	1,456	(479)
Deferred income taxes, net	21,381	21,011	21,077
Changes in operating assets and liabilities:
Accounts receivable	168	(5,884)	(1,838)
Prepaid expenses	(4,293)	(5,903)	(2,676)
Inventory	(41)	(403)	(306)
Other assets	(1,720)	(3,555)	(762)
Deferred contract costs	(89,776)	(76,204)	(60,730)
Accounts payable	1,529	(221)	1,079
Income taxes, net	(6,427)	(58)	3,085
Accrued commissions and bonuses	1,360	1,672	1,086
Accrued payroll and vacation	9,659	4,129	3,726
Deferred revenue	10,582	11,593	13,027
Accrued expenses and other current liabilities	(2,002)	7,561	6,498
Net cash provided by operating activities	227,207	224,263	184,817
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(332,756)	(195,811)	(145,011)
Proceeds from maturities of short-term investments from funds held for clients	308,981	69,200	155,500
Purchases of property and equipment	(94,102)	(92,934)	(59,906)
Net cash used in investing activities	(117,877)	(219,545)	(49,417)
Cash flows from financing activities
Repurchases of common stock	(52,040)	—	(105,188)
Withholding taxes paid related to net share settlements	(62,811)	(42,528)	(20,248)
Payments on long-term debt	(1,775)	(1,775)	(888)
Net change in client funds obligation	(49,283)	694,991	(121,414)
Payment of debt issuance costs	—	(16)	(58)
Net cash provided by (used in) financing activities	(165,909)	650,672	(247,796)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(56,579)	655,390	(112,396)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,641,854	986,464	1,098,860
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,585,275	$1,641,854	$986,464

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows, continued

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$151,710	$133,667	$45,718
Restricted cash included in funds held for clients	1,433,565	1,508,187	940,746
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,585,275	$1,641,854	$986,464

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$891	$708
Cash paid for income taxes	$27,530	$24,566	$13,511
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$837	$7,451	$1,759
Stock-based compensation for capitalized software	$6,655	$4,757	$3,722
Right of use assets obtained in exchange for operating lease liabilities (1)	$9,693	$14,000	$—

  (1)Amounts presented reflect the adoption of ASU No. 2016-02, “Leases (Topic 842)”, which we adopted in January 2019. See Note 2 for additional information.

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Paycom Software, Inc. (“Software”) and its wholly-owned subsidiaries (collectively, the “Company”) is a leading provider of a comprehensive, cloud-based human capital management (“HCM”) solution delivered as Software-as-a-Service. Unless we state otherwise or the context otherwise requires, the terms “we,” “our,” “us” and the “Company” refer to Software and its consolidated subsidiaries.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. In addition, the amendments provide that disclosure requirements related to the analysis of stockholders’ equity are expanded for interim financial statements. An analysis of the changes in each caption of stockholders’ equity presented in the balance sheet is provided in the consolidated statement of stockholders’ equity.

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

We capitalize interest costs incurred related to construction in progress. For the years ended December 31, 2020, 2019 and 2018, we incurred interest costs of $1.5 million, $1.6 million and $1.6 million, respectively. For the years ended December 31, 2020, 2019 and 2018, interest costs of $1.5 million, $0.6 million and $0.8 million, respectively, were capitalized.

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

The total capitalized payroll costs related to internal use computer software projects were $43.8 million and $30.4 million during the years ended December 31, 2020 and 2019, respectively, and are included in property and equipment. Amortization expense of capitalized software costs were $27.1 million, $19.0 million and $12.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Derivatives

In December 2017, we entered into a floating-to-fixed rate swap agreement to limit the exposure to interest rate risk related to our debt. Our interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments. We do not hold derivative instruments for trading or speculative purposes. We have not elected to designate the interest rate swap as a hedge. Changes in the fair value of the derivative are recognized in our consolidated statements of income.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting units had declined below its carrying value. In the qualitative assessment, we consider the macroeconomic conditions, including any deterioration of general economic conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation.  Based on our assessment, there was no impairment recorded as of June 30, 2020.  For the years ended December 31, 2020, 2019 and 2018, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the years ended December 31, 2020, 2019 and 2018.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of December 31, 2020 and December 31, 2019, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. As of December 31, 2020 there was $135.3 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on March 12, 2022.

During the year ended December 31, 2020, we repurchased an aggregate of 432,897 shares of our common stock at an average cost of $265.31 per share, including 188,466 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. During the year ended December 31, 2019, we repurchased an aggregate of 219,764 shares of our common stock at an average cost of $193.51 per share to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our applicant tracking, candidate tracker, background check, on-boarding, e-verify and tax credit services applications. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation, labor management reports/push reporting and geofencing/geotracking. Payroll includes our payroll and tax management, Paycom Pay, expense management, garnishment management and GL Concierge applications. Talent management includes our employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning and course content applications. HR management includes our document and task management, government and compliance, beneﬁts administration, benefit enrollment services, COBRA administration, personnel action forms, surveys and enhanced Affordable Care Act applications.

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

Changes in deferred revenue related to material right performance obligations for the years ended December 31, 2020 and 2019 were as follows:
	Year Ended December 31,
	2020	2019
Balance, beginning of period	$76,244	$64,651
Deferral of revenue	29,005	23,288
Recognition of unearned revenue	(18,423)	(11,695)
Balance, end of period	$86,826	$76,244

We expect to recognize $13.6 million of deferred revenue related to material right performance obligations in 2021, $13.1 million in 2022, and $60.1 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following tables present the asset balances and related amortization expense for these contract costs:
	As of and for the Year Ended December 31, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$194,964	$68,149	$(30,530)	$232,583
Costs to fulfill a contract	$143,788	$78,477	$(22,672)	$199,593

	As of and for the Year Ended December 31, 2019
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$158,989	$60,669	$(24,694)	$194,964
Costs to fulfill a contract	$101,756	$58,303	$(16,271)	$143,788

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2020, 2019 and 2018 were $66.9 million, $25.9 million and $16.8 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are recognized on a net basis, and therefore, excluded from revenues. For the years ended December 31, 2020, 2019 and 2018, sales taxes collected were $9.7 million, $8.3 million and $6.5 million, respectively.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

We file income tax returns with the United States federal government and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that do not meet this threshold. Our policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

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

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. We do not believe that the adoption of this guidance will have a material impact on our financial position and results of operations.
3.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	December 31, 2020	December 31, 2019
Property and equipment
Software and capitalized software costs	$144,190	$99,125
Buildings	115,772	101,707
Computer equipment	68,181	56,879
Rental clocks	25,474	20,836
Furniture, fixtures and equipment	19,829	18,311
Other	7,016	6,242
	380,462	303,100
Less: accumulated depreciation and amortization	(178,111)	(124,950)
	202,351	178,150
Construction in progress	53,833	31,274
Land	29,034	29,034
Property and equipment, net	$285,218	$238,458

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the years ended December 31, 2020 and 2019, we capitalized $43.8 million and $30.4 million, respectively, of computer software development costs related to software developed for internal use.

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

We capitalize interest incurred for indebtedness related to construction in progress. For the years ended December 31, 2020, 2019 and 2018, we incurred interest costs of $1.5 million, $1.6 million and $1.6 million, respectively. For the years ended December 31, 2020, 2019 and 2018, interest cost of $1.5 million, $0.6 million and $0.8 million, respectively, was capitalized. Included in the construction in progress balance at December 31, 2020 and 2019 is $3.5 million and $2.2 million in retainage, respectively.

Depreciation and amortization expense for property and equipment, net was $53.2 million, $42.0 million and $29.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
4.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both December 31, 2020 and 2019, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of either June 30, 2020 or 2019. As of December 31, 2020 and 2019, there were no indicators of impairment.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables provide the components of intangible assets, which are included in Other assets in our consolidated balance sheets:

	December 31, 2020
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	1.5	$3,194	$(2,875)	$319
Total		$3,194	$(2,875)	$319

	December 31, 2019
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	2.5	$3,194	$(2,662)	$532
Total		$3,194	$(2,662)	$532

Amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.2 million and $0.2 million, respectively. The estimated remaining amortization expense of our intangible assets is $0.2 million in 2021 and $0.1 million in 2022.

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

The Company’s leases primarily consist of noncancellable operating leases for office space with contractual terms expiring from 2021 to 2025. All of our leases are operating leases and, as a lessee, we have not entered into any sublease agreements. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to five years, it is not reasonably certain that any such options will be exercised due, in part, to the dynamic nature of our sales force and rate of growth. Some of our leases contain termination options that are not reasonably certain to be exercised. However, if a termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period. None of our leases contain residual value guarantees, substantial restrictions or covenants.

The table below presents the lease assets and liabilities as of December 31, 2020 and December 31, 2019.

Balance Sheet location	December 31, 2020	December 31, 2019
Other assets (1)	$26,481	$27,146
Lease liabilities:
Accrued expenses and other current liabilities	$10,906	$10,265
Other long-term liabilities	$16,990	$18,420
(1)	Balance as of December 31, 2019 includes a $1.5 million reduction to Other assets for deferred rent.

Rent expense under operating leases for the years ended December 31, 2020, 2019 and 2018 was $11.3 million, $10.1 million and $7.6 million, respectively. Cash paid for amounts relating to our operating leases was $12.6 million for the year ended December 31, 2020.

Because no implicit discount rates for our leases could be readily determined, we elected to use an estimated incremental borrowing rate to determine the present value of our leases. The weighted average discount rate related to our portfolio of leases at December 31, 2020 was 3.3%. The average remaining lease term for our leases was 2.6 years as of December 31, 2020.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of December 31, 2020 were as follows:

2021	$11,204
2022	7,734
2023	5,970
2024	3,452
2025	941
Thereafter	—
Total undiscounted cash flows	$29,301
Present value discount	(1,405)
Lease liabilities	$27,896

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of December 31, 2020, we did not have any operating lease liabilities that had not yet commenced.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

6.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	December 31, 2020	December 31, 2019
Net term note to bank due September 7, 2025	$30,894	$32,633
Total long-term debt, net (including current portion)	30,894	32,633
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$29,119	$30,858

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”). Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of December 31, 2020, our indebtedness of $29.1 million consisted solely of Term Loans made under the Term Credit Agreement. Unamortized debt issuance costs of $0.2 million as of both December 31, 2020 and 2019, are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of December 31, 2020, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital. Letters of credit are to be issued only to support our business operations. As of December 31, 2020, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility. As of December 31, 2020, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of December 31, 2020 and 2019, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2020 are as follows:

Year Ending December 31,
2021	$1,775
2022	1,775
2023	1,775
2024	1,775
2025	23,963
Thereafter	—
Total	$31,063

7.	DERIVATIVE INSTRUMENTS

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate. The interest rate swap agreement has a maturity date of September 7, 2025. For the years ended December 31, 2020 and 2019, we recognized losses of $1.4 million for the change in fair value of the interest rate swap, which is included in Other income (expense), net in the consolidated statements of income.
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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$99,929	$—	$99,929
Certificates of deposit	$—	$80,000	$—	$80,000
Liabilities:
Interest rate swap	$—	$2,738	$—	$2,738

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$79,591	$—	$79,591
Certificates of deposit	$—	$75,000	$—	$75,000
Liabilities:
Interest rate swap	$—	$1,358	$—	$1,358

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $8.6 million, $6.7 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the years ended December 31, 2020, 2019 and 2018, eligible employees purchased 51,407, 46,662 and 59,041 shares, respectively, of the Company’s common stock under the ESPP. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $2.3 million, $1.6 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

In accordance with ASC Topic 260, “Earnings Per Share,” the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common stockholders for dividends or dividend equivalents and participation rights in undistributed earnings. Certain unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The unvested shares of restricted stock granted in 2015 are considered participating securities, while all other unvested shares of restricted stock are not considered participating securities. As of December 31, 2020, all shares of restricted stock granted in 2015 have vested.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$143,453	$180,576	$137,065
Less: income allocable to participating securities	—	(81)	(159)
Income allocable to common shares	$143,453	$180,495	$136,906
Add back: undistributed earnings allocable to participating securities	$—	$81	$159
Less: undistributed earnings reallocated to participating securities	—	(80)	(156)
Numerator for diluted earnings per share	$143,453	$180,496	$136,909
Denominator:
Basic weighted average shares outstanding	57,620	57,561	57,711
Dilutive effect of unvested restricted stock	665	834	871
Diluted weighted average shares outstanding	58,285	58,395	58,582
Earnings per share:
Basic	$2.49	$3.14	$2.37
Diluted	$2.46	$3.09	$2.34

11.	STOCK-BASED COMPENSATION

We have historically issued shares of restricted stock under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”) that are subject to either time-based vesting conditions or market-based vesting conditions. The market-based vesting conditions are based on the Company’s total enterprise value (“TEV”) or volume weighted average stock price exceeding certain specified thresholds. Compensation expense related to the issuance of shares with time-based vesting conditions (“Time-Based Shares”) is measured based on the fair value of the award on the grant date and recognized over the requisite service period on a straight-line basis. Compensation expense related to the issuance of shares with market-based vesting conditions (“Market-Based Shares”) is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting conditions will be met.

The following table presents a summary of the grant-date fair values of restricted stock granted during the years ended December 31, 2020, 2019 and 2018 and the related assumptions:

	Year Ended December 31,
	2020	2019	2018
Grant-date fair value of restricted stock	$99.56 - $377.68	$99.07 - $269.04	$81.14 - $122.83
Risk-free interest rate	0.52% - 1.44%	2.62%	2.54%
Estimated volatility	30.0% - 32.0%	30.0%	25.0%
Expected life (in years)	4.4	1.7	2.0

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table summarizes restricted stock awards activity for the year ended December 31, 2020:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2019	742.6	$107.93	—	$—
Granted	157.2	$283.66	1,970.9	$129.17
Vested	(292.5)	$98.38	(218.5)	$233.09
Forfeited	(47.5)	$176.10	(3.9)	$250.30
Unvested shares of restricted stock outstanding at December 31, 2020	559.8	$156.48	1,748.5	$115.91

In addition to the issuances discussed in more detail below, during the twelve months ended December 31, 2020, we issued an aggregate of 512,160 restricted shares of common stock to our executive officers and certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 360,948 Market-Based Shares and 151,212 Time-Based Shares. Market-Based Shares for executive officers vested 50% on the first date that the Company’s total enterprise value (calculated as defined in the applicable restricted stock award agreement) (“TEV”) equaled or exceeded $23.75 billion and will vest 50% on the first date, if any, that the Company’s TEV equals or exceeds $27.7 billion, provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Market-Based Shares for non-executive employees vested 50% on the first date that the Company’s TEV equaled or exceeded $19.8 billion and 50% on the first date that the Company’s TEV equaled or exceeded $22.15 billion, in each case provided that (i) such date occurs on or before the sixth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. As shown in the table below, Market-Based Shares issued in January 2020 relating to the $19.8 billion, $22.15 billion and $23.75 billion TEV’s have vested.

The following table summarizes vesting activity for Market-Based Shares during the year ended December 31, 2020, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $19.8 billion)	October 22, 2020	40.1	$—	13.7
Market-based (TEV = $22.15 billion)	November 24, 2020	39.9	$2,284	13.5
Market-based (TEV = $23.75 billion)	December 14, 2020	138.5	$11,949	60.3

(1) All shares withheld to satisfy tax withholding obligations are held as treasury stock.

Time-Based Shares granted to non-executive employees during 2020 will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date. We did not grant any Time-Based Shares to executive officers during 2020.

On April 27, 2020, we issued an aggregate of 5,970 restricted shares of common stock under the LTIP to the non-employee members of our Board of Directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date.

On November 23, 2020, we granted 1,610,000 Market-Based Shares to the Company’s founder and chief executive officer, Chad Richison, pursuant to the LTIP. These Market-Based Shares are eligible for vesting in two equal tranches. The first tranche vests if, within six years of the date of grant, the Company’s stock price (determined based on the arithmetic average of the volume weighted average price of a share of the Company’s common stock over 20 consecutive trading days (the “VWAP Value”)) equals or exceeds $1,000 per share. The second tranche vests if, within ten years of the date of grant, the Company’s VWAP Value equals or exceeds $1,750 per share. All awarded shares that vest must be held by Mr. Richison until the earlier of the (i) fifth anniversary date of the grant and (ii) one year after the vesting date.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Our total compensation expense related to restricted stock was $90.1 million, $47.3 million and $36.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was $247.1 million of unrecognized compensation cost related to unvested shares of restricted stock outstanding as of December 31, 2020. The unrecognized compensation cost is expected to be recognized over a weighted average period of 4.1 years as of December 31, 2020.

We capitalized stock-based compensation costs related to software developed for internal use of $6.7 million, $4.8 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents non-cash stock-based compensation expense resulting from restricted stock awards, which is included in the following line items in the accompanying consolidated statements of income:

	Year Ended December 31,
	2020	2019	2018
Operating expenses	$5,185	$4,376	$4,041
Sales and marketing	14,376	7,955	7,510
Research and development	9,107	5,428	3,013
General and administrative	61,440	29,509	21,847
Total non-cash stock-based compensation expense	$90,108	$47,268	$36,411

12.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

Legal Proceedings

As previously disclosed, since February 2019, we have received subpoenas and requests from the SEC focused on whether certain of our clients were charged, and paid, an additional amount for one or more applications for which the clients were already being charged. In connection with this matter, we identified less than 250 affected clients, representing approximately 0.5% of our client base as of December 31, 2020. Since December 2019, we have been in the process of notifying clients affected by such charges between approximately 2011 and September 2020 and have refunded approximately $3.0 million, in the aggregate, to such clients as of the date of this report. This issue did not have a material impact on our financial results for any prior period. The SEC staff has informed our legal counsel that its inquiry concerns our books and records and internal controls. We cannot predict the timing, scope or outcome of this matter.

We are involved in various legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

13.	INCOME TAXES

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2020	2019	2018
Provision for current income taxes
Federal	$14,680	$17,812	$12,414
State	6,422	6,688	4,155
Total provision for current income taxes	21,102	24,500	16,569
Provision for deferred income taxes
Federal	15,204	16,209	14,365
State	6,177	4,802	6,712
Total provision for deferred income taxes	21,381	21,011	21,077
Total provision for income taxes	$42,483	$45,511	$37,646

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21%	21%	21%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	8%	6%	6%
Nondeductible expenses	6%	3%	1%
Research credit, Federal benefit	(3%)	(3%)	(2%)
Stock-based compensation	(9%)	(7%)	(4%)
Effective income tax rate	23%	20%	22%

Our effective income tax rate was 23% and 20% for the years ended December 31, 2020 and 2019, respectively. The higher effective income tax rate for the year ended December 31, 2020 primarily resulted from the increase in state income taxes and non-deductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
Deferred income tax assets (liabilities):
Stock-based compensation	$1,219	$994
Investment in Paycom Payroll Holdings, LLC	(114,514)	(92,743)
Net operating losses	697	532
Noncurrent deferred income tax liabilities, net	$(112,598)	$(91,217)

At December 31, 2020, we had net operating loss carryforwards for state income tax purposes of approximately $0.7 million which are available to offset future state taxable income that begin expiring in 2030.

At December 31, 2020 and 2019, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

14.SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth selected quarterly statements of income data for the periods indicated:

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$242,368	$181,587	$196,532	$220,947
Operating income	$89,264	$26,576	$34,036	$36,247
Net income	$63,015	$28,589	$27,482	$24,367
Earnings per share, basic	$1.09	$0.50	$0.48	$0.42
Earnings per share, diluted	$1.08	$0.49	$0.47	$0.42
Weighted average shares outstanding:
Basic	57,655	57,568	57,603	57,653
Diluted	58,440	58,237	58,171	58,214

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$199,943	$169,313	$175,006	$193,409
Operating income	$62,488	$52,886	$50,556	$60,294
Net income	$47,282	$48,762	$39,152	$45,380
Earnings per share, basic	$0.82	$0.85	$0.68	$0.79
Earnings per share, diluted	$0.81	$0.83	$0.67	$0.78
Weighted average shares outstanding:
Basic	57,357	57,569	57,654	57,659
Diluted	58,316	58,410	58,383	58,378

15.	SUBSEQUENT EVENTS

On February 5, 2021, we issued an aggregate of 143,593 restricted shares of common stock to certain non-executive employees under the LTIP, consisting of 42,816 Market-Based Shares and 100,777 Time-Based Shares. Market-Based Shares for nonexecutive employees will vest 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $520 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $600 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Time-Based Shares granted to non-executive employees will vest 21% on a specified initial vesting date, 21% on the first anniversary of such initial vesting date, 25% on the second anniversary of such initial vesting date, and 33% on the on the third anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

On February 10, 2021, the Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted a form of Restricted Stock Unit Award Agreement – Performance Based Vesting (the “PSU Award Agreement”) under the LTIP.  Each performance-based restricted stock unit (“PSU”) granted under the LTIP represents a notional share of the Company’s common stock.

On February 10, 2021, the Compensation Committee also authorized the granting of PSUs (the “PSU Awards”) to certain executive officers pursuant to the LTIP, representing an aggregate of 52,470 target units that may increase to an aggregate of 131,176 awarded units based upon the Company’s performance over two separate performance periods. The PSU Awards will vest based on the Company’s performance over two performance periods: (i) a two-year performance period commencing on January 1, 2021 and ending on December 31, 2022 (the “Two-Year Performance Period”); and (ii) a three-year performance period commencing on January 1, 2021 and ending on December 31, 2023 (the “Three-Year Performance Period”).  Up to 25% of the PSUs will be eligible to vest no later than March 1, 2023, for the Two-Year Performance Period, and up to 75% of the PSUs will be eligible to vest no later than February 29, 2024, for the Three-Year Performance Period, provided that the grantee remains employed by or providing services to the Company on the applicable vesting date.  The number of PSUs that will vest and be converted into shares of common stock will depend on the Company’s “Relative Total Stockholder Return” (“Relative TSR”), expressed as a percentile ranking of the Company’s “Total Stockholder Return” (“TSR”) as compared to the Company’s peer group set forth in the PSU Award Agreement.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The payout percentage determining the number of PSUs to be vested will be interpolated for Relative TSR performance between the 30th percentile and the 60th percentile and between the 60th percentile and the 90th percentile (based on whole percentages). For the avoidance of doubt, there will be no payout and no vested PSUs if the Relative TSR performance level set forth above is less than the 30th percentile of the peer group and the maximum payout percentage is 250% of the target units (thus, there is no interpolation for performance above the 90th percentile). For purposes of the PSU Awards, TSR is determined by dividing (i) the sum of (A) the average daily volume weighted average price (or “VWAP” as defined in the PSU Award Agreement) of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the final 60 trading day period of the applicable performance period, less (ii) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020, plus (iii) the sum of all dividends which are paid by the Company (or the member of the peer group) to its stockholders, assuming such dividends are reinvested in the applicable company through the applicable performance period, by (ii) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020. The Company’s peer group includes 34 publicly traded companies, which are reflective of the S&P 500 Software & Services index and were selected by the Compensation Committee.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included on the following page.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of our remote work arrangements necessitated by the ongoing COVID-19 pandemic, we are continually monitoring and assessing the impact of such remote work arrangements on the design and effectiveness of our internal controls.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 18, 2021 expressed an unqualified opinion on those financial statements.

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

February 18, 2021

PART III

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Form 10-K
(1)

Consolidated Financial Statements: The following consolidated financial statements of Paycom Software, Inc., together with the report thereon, of Grant Thornton LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income, Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows, Years Ended December 31, 2020, 2019 and 2018

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020).

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

Exhibit No.	Description

10.2.7+

Form of Market-Based Vesting Restricted Stock Award Agreement under the Paycom Software, Inc. 2014 Long-Term Incentive Plan, approved January 30, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2020, filed with the SEC on February 5, 2020).

10.2.8+

Form of Time-Based Vesting Restricted Stock Award Agreement (Non-Executives) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020).

10.2.9+

Form of Market-Based Vesting Restricted Stock Award Agreement (Non-Executives) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020).

10.2.10+

Form of Restricted Stock Award Agreement (Directors) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020).

10.2.11+

Restricted Stock Award Agreement (Market Based Vesting – CEO), dated November 23, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2020, filed with the SEC on November 23, 2020).

10.2.12*+	Form of Time-Based Restricted Stock Award Agreement (Non-Executives – 2021) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan.

10.2.13*+	Form of Market-Based Restricted Stock Award Agreement (Non-Executives – 2021) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan.

10.2.14+

Form of Restricted Stock Unit Award Agreement – Performance-Based Vesting under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2021, filed with the SEC on February 17, 2021).

10.3+

Second Amended and Restated Executive Employment Agreement by and between Paycom Software, Inc. and Chad Richison, dated March 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020).

10.4

Unanimous Written Consent of the Compensation Committee of the Board of Directors of Paycom Software, Inc. dated October 28, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on October 31, 2019).

10.5+

Amended and Restated Executive Employment Agreement by and between Paycom Software, Inc. and Craig E. Boelte, dated March 9, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020).

10.6+

Amended and Restated Executive Employment Agreement by and between Paycom Software, Inc. and Jeffrey D. York, dated March 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020).

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

10.8	Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

Exhibit No.	Description

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

10.11

Senior Secured Revolving Credit Agreement, dated February 12, 2018, by and among Paycom Payroll, LLC as the borrower, Paycom Software Inc. and certain of its subsidiaries as the guarantors, the lenders parties thereto and JP Morgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018).

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

Item 16.     Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 18, 2021

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 18, 2021

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