Form 10-Q
period 2021-03-31
Paycom Software, Inc.
filed 2021-05-06
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021, there were 60,183,272 shares of common stock, par value of $0.01 per share, outstanding, including 2,390,286 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$215,093	$151,710
Accounts receivable	19,792	9,130
Prepaid expenses	24,109	17,854
Inventory	1,088	1,151
Income tax receivable	—	10,447
Deferred contract costs	64,441	60,819
Current assets before funds held for clients	324,523	251,111
Funds held for clients	2,299,684	1,613,494
Total current assets	2,624,207	1,864,605
Property and equipment, net	301,579	285,218
Goodwill	51,889	51,889
Long-term deferred contract costs	394,867	371,357
Other assets	34,231	34,843
Total assets	$3,406,773	$2,607,912
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,133	$6,787
Income tax payable	12,977	—
Accrued commissions and bonuses	6,781	13,703
Accrued payroll and vacation	32,634	24,529
Deferred revenue	14,191	13,567
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	45,399	44,175
Current liabilities before client funds obligation	125,890	104,536
Client funds obligation	2,299,684	1,613,494
Total current liabilities	2,425,574	1,718,030
Deferred income tax liabilities, net	115,336	112,598
Long-term deferred revenue	74,802	73,259
Net long-term debt, less current portion	28,684	29,119
Other long-term liabilities	16,901	19,263
Total long-term liabilities	235,723	234,239
Total liabilities	2,661,297	1,952,269
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value (100,000 shares authorized, 61,864 and 61,861 shares issued at March 31, 2021 and December 31, 2020, respectively; 57,741 and 57,739 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	618	618
Additional paid-in capital	383,502	357,908
Retained earnings	784,235	719,619
Treasury stock, at cost (4,123 and 4,122 shares at March 31, 2021 and December 31, 2020, respectively)	(422,879)	(422,502)
Total stockholders' equity	745,476	655,643
Total liabilities and stockholders' equity	$3,406,773	$2,607,912

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Recurring	$267,774	$238,495
Implementation and other	4,424	3,873
Total revenues	272,198	242,368
Cost of revenues
Operating expenses	29,073	24,116
Depreciation and amortization	7,200	5,930
Total cost of revenues	36,273	30,046
Administrative expenses
Sales and marketing	62,761	55,018
Research and development	24,711	21,621
General and administrative	46,191	40,134
Depreciation and amortization	7,716	6,285
Total administrative expenses	141,379	123,058
Total operating expenses	177,652	153,104
Operating income	94,546	89,264
Interest expense	—	(16)
Other income (expense), net	629	(930)
Income before income taxes	95,175	88,318
Provision for income taxes	30,559	25,303
Net income	$64,616	$63,015
Earnings per share, basic	$1.12	$1.09
Earnings per share, diluted	$1.11	$1.08
Weighted average shares outstanding:
Basic	57,740	57,655
Diluted	58,394	58,440

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity
Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628
Vesting of restricted stock	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	18,313	—	—	—	18,313
Repurchases of common stock	—	—	—	—	41	(8,168)	(8,168)
Net income	—	—	—	63,015	—	—	63,015
Balances at March 31, 2020	61,352	$614	$275,813	$639,181	3,730	$(315,820)	$599,788

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders' Equity
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	4,122	$(422,502)	$655,643
Vesting of restricted stock	3	—	—	—	—	—	—
Stock-based compensation	—	—	25,594	—	—	—	25,594
Repurchases of common stock	—	—	—	—	1	(377)	(377)
Net income	—	—	—	64,616	—	—	64,616
Balances at March 31, 2021	61,864	$618	$383,502	$784,235	4,123	$(422,879)	$745,476

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$64,616	$63,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,916	12,215
Accretion of discount on available-for-sale securities	(77)	(467)
Loss on disposition of property and equipment	132	—
Amortization of debt issuance costs	9	9
Stock-based compensation expense	23,581	15,811
Cash paid for derivative settlement	(232)	(69)
(Gain)/loss on derivative	(424)	1,644
Deferred income taxes, net	2,738	1,392
Changes in operating assets and liabilities:
Accounts receivable	(10,662)	1,239
Prepaid expenses	(6,255)	(4,292)
Inventory	(125)	254
Other assets	559	(1,801)
Deferred contract costs	(26,575)	(27,630)
Accounts payable	803	408
Income taxes, net	23,424	19,973
Accrued commissions and bonuses	(6,922)	(6,681)
Accrued payroll and vacation	8,105	6,289
Deferred revenue	2,167	2,211
Accrued expenses and other current liabilities	(321)	(1,490)
Net cash provided by operating activities	89,457	82,030
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(47,215)	(177,903)
Proceeds from maturities of short-term investments from funds held for clients	80,000	20,000
Purchases of property and equipment	(25,330)	(25,726)
Net cash provided by (used in) investing activities	7,455	(183,629)
Cash flows from financing activities
Repurchases of common stock	—	(7,998)
Withholding taxes paid related to net share settlements	(377)	(170)
Payments on long-term debt	(444)	(444)
Net change in client funds obligation	686,190	(270,399)
Net cash provided by (used in) financing activities	685,369	(279,011)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	782,281	(380,610)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,585,275	1,641,854
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,367,556	$1,261,244

	Three Months Ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$215,093	$181,827
Restricted cash included in funds held for clients	2,152,463	1,079,417
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,367,556	$1,261,244

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$6,217	$8,251
Stock-based compensation for capitalized software	$1,456	$1,601
Right of use assets obtained in exchange for operating lease liabilities	$541	$3,536

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

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year.

Recently Adopted Accounting Pronouncements

In January 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) utilizing the prospective transition method. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this guidance did not have a material impact on our unaudited interim consolidated financial statements.

In January 2020, we adopted ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”) utilizing the prospective transition method. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this guidance did not have a material impact on our unaudited interim consolidated financial statements.

In January 2020, we adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU No. 2018-13 modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits. The adoption of ASU 2018-13 removed or modified disclosure requirements retrospectively to all periods presented, whereas any new requirements have been applied prospectively from the adoption date. The adoption of this guidance did not have a material impact on our unaudited interim consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include income taxes, loss contingencies, the useful life of property and equipment, the life of our client relationships, the fair value of our stock-based awards and the fair value of our financial instruments and goodwill. These estimates are based on historical experience where applicable and other assumptions that management believes are reasonable under the circumstances. Actual results could materially differ from these estimates.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of March 31, 2021 and December 31, 2020, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. As of March 31, 2021, there was $134.9 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on March 12, 2022.

During the three months ended March 31, 2021, we repurchased an aggregate of 919 shares of our common stock at an average cost of $410.07 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Our interest-bearing notes bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) Scope” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

derivative instruments that are affected by the discounting transition. ASU 2021-01 amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 is currently effective and upon adoption may be applied to contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

3.	REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our applicant tracking, candidate tracker, background check, on-boarding, e-verify and tax credit services applications. Time and labor management includes time and attendance, scheduling/schedule exchange, time-off requests, labor allocation, labor management reports/push reporting and geofencing/geotracking. Payroll includes our payroll and tax management, Paycom Pay®, expense management, garnishment management and GL Concierge applications. Talent management includes our employee self-service, compensation budgeting, performance management, executive dashboard and Paycom learning and course content applications. HR management includes our document and task management, government and compliance, beneﬁts administration, benefit enrollment services, COBRA administration, personnel action forms, surveys and enhanced Affordable Care Act applications.

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

Changes in deferred revenue related to material right performance obligations as of March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$86,826	$76,244
Deferral of revenue	6,962	5,885
Recognition of unearned revenue	(4,795)	(3,674)
Balance, end of period	$88,993	$78,455

We expect to recognize $10.7 million of deferred revenue related to material right performance obligations in the remainder of 2021, $13.5 million of such deferred revenue in 2022, and $64.8 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$232,583	$20,541	$(8,785)	$244,339
Costs to fulfill a contract	$199,593	$22,178	$(6,802)	$214,969

	As of and for the Three Months Ended March 31, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$194,964	$21,184	$(7,188)	$208,960
Costs to fulfill a contract	$143,788	$19,509	$(4,976)	$158,321

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31, 2021	December 31, 2020
Property and equipment
Software and capitalized software costs	$156,664	$144,190
Buildings	115,792	115,772
Computer equipment	71,749	68,181
Rental clocks	26,544	25,474
Furniture, fixtures and equipment	19,963	19,829
Other	7,078	7,016
	397,790	380,462
Less: accumulated depreciation and amortization	(192,786)	(178,111)
	205,004	202,351
Construction in progress	67,541	53,833
Land	29,034	29,034
Property and equipment, net	$301,579	$285,218

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three months ended March 31, 2021 and 2020, we capitalized $12.3 million and $9.7 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress. For both the three months ended March 31, 2021 and 2020, we incurred interest costs of $0.4 million, of which we capitalized $0.4 million. Included in the construction in progress balance at March 31, 2021 and December 31, 2020 is $4.2 million and $3.5 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $14.9 million and $12.2 million for the three months ended March 31, 2021 and 2020, respectively.
5.	GOODWILL

As of both March 31, 2021 and December 31, 2020, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2020. As of March 31, 2021 and December 31, 2020, there were no indicators of impairment.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

6.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
Net term note to bank due September 7, 2025	$30,459	$30,894
Total long-term debt, net (including current portion)	30,459	30,894
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$28,684	$29,119

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”). Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of March 31, 2021, our indebtedness of $28.7 million consisted solely of Term Loans made under the Term Credit Agreement. Unamortized debt issuance costs of $0.2 million as of both March 31, 2021 and December 31, 2020 are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of March 31, 2021, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital. Letters of credit are to be issued only to support our business operations. As of March 31, 2021, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility. As of March 31, 2021, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of March 31, 2021 and December 31, 2020, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. The interest rate swap agreement has a maturity date of September 7, 2025. For the three months ended March 31, 2021, we recorded a gain of $0.7 million for the change in fair value of the interest rate swap and for the three months ended March 31, 2020, we recorded a loss of $1.6 million, for the change in fair value of the interest rate swap. The change in the fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of income.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$102,222	$—	$102,222
Certificates of deposit	$—	$45,000	$—	$45,000
Liabilities:
Interest rate swap	$—	$2,082	$—	$2,082

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$99,929	$—	$99,929
Certificates of deposit	$—	$80,000	$—	$80,000
Liabilities:
Interest rate swap	$—	$2,738	$—	$2,738

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $3.3 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 15,762 and 25,564 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2021 and 2020, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$64,616	$63,015
Less: income allocable to participating securities	—	(27)
Income allocable to common shares	$64,616	$62,988
Add back: undistributed earnings allocable to participating securities	$—	$27
Less: undistributed earnings reallocated to participating securities	—	(27)
Numerator for diluted earnings per share	$64,616	$62,988
Denominator:
Basic weighted average shares outstanding	57,740	57,655
Dilutive effect of unvested restricted stock	654	785
Diluted weighted average shares outstanding	58,394	58,440
Earnings per share:
Basic	$1.12	$1.09
Diluted	$1.11	$1.08

11.STOCK-BASED COMPENSATION

Restricted Stock Awards

During the three months ended March 31, 2021, we issued an aggregate of 145,416 restricted shares of common stock to certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 42,912 shares subject to market-based vesting conditions (“Market-Based Shares”) and 102,504 shares subject to time-based vesting conditions (“Time-Based Shares”). The Market-Based Shares will vest 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $520 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $600 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. The Time-Based Shares will vest 21% on a specified initial vesting date, 21% on the first anniversary of such initial vesting date, 25% on the second anniversary of such initial vesting date, and 33% on the on the third anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

The following table summarizes restricted stock awards activity for the three months ended March 31, 2021:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2020	559.8	$156.48	1,748.5	$115.91
Granted	102.5	$433.44	42.9	$331.35
Vested	(2.9)	$142.07	—	$—
Forfeited	(6.4)	$258.90	(0.7)	$331.35
Unvested shares of restricted stock outstanding at March 31, 2021	653.0	$199.03	1,790.7	$120.98

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Performance-Based Restricted Stock Units

In February 2021, the Compensation Committee of the Board of Directors authorized the granting of performance-based restricted stock units (“PSUs”) to certain executive officers pursuant to the LTIP (the “PSU Awards”). Each PSU granted under the LTIP represents a notional share of the Company’s common stock. The PSU Awards represented an aggregate of 52,470 target units that may increase to an aggregate of 131,176 awarded units based upon the Company’s performance over two separate performance periods: (i) a two-year performance period commencing on January 1, 2021 and ending on December 31, 2022 (the “Two-Year Performance Period”); and (ii) a three-year performance period commencing on January 1, 2021 and ending on December 31, 2023 (the “Three-Year Performance Period”). Up to 25% of the PSUs will be eligible to vest no later than March 1, 2023, for the Two-Year Performance Period, and up to 75% of the PSUs will be eligible to vest no later than February 29, 2024, for the Three-Year Performance Period, provided that the grantee remains employed by or providing services to the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the Restricted Stock Unit Award Agreement – Performance Based Vesting (the “PSU Award Agreement”). The number of PSUs that will vest and be converted into shares of common stock will depend on the Company’s “Relative Total Stockholder Return” (“Relative TSR”), expressed as a percentile ranking of the Company’s “Total Stockholder Return” (“TSR”) as compared to the Company’s peer group set forth in the PSU Award Agreement.

For purposes of the PSU Awards, TSR is determined by dividing (i) the sum of (A) the average daily volume weighted average price (or “VWAP” as defined in the PSU Award Agreement) of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the final 60 trading day period of the applicable performance period, less (B) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020, plus (C) the sum of all dividends which are paid by the Company (or the member of the peer group) to its stockholders, assuming such dividends are reinvested in the applicable company through the applicable performance period, by (ii) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020. The Company’s peer group includes 34 publicly traded companies, which are reflective of the S&P 500 Software & Services index and were selected by the Compensation Committee.

The following table summarizes PSU activity for the three months ended March 31, 2021:

	PSUs
	Units	Weighted Average Grant Date Fair Value
Unvested PSUs outstanding at December 31, 2020	—	$—
Granted	52.5	$579.30
Vested	—	$—
Forfeited	—	$—
Unvested PSUs outstanding at March 31, 2021 (1)	52.5	$579.30

(1)	A maximum of 131,176 units could be awarded based upon Paycom’s Relative TSR over the applicable performance periods.

For the three months ended March 31, 2021 and 2020, our total compensation expense related to restricted stock awards and PSU awards, in the aggregate, was $23.6 million and $15.8 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested PSU awards as of March 31, 2021.

	Restricted Stock
	Awards	PSUs
Unrecognized compensation cost	$279,947	$28,804
Weighted average period for recognition (years)	3.8	2.5

We capitalized stock-based compensation costs related to software developed for internal use of $1.5 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

12.	COMMITMENTS AND CONTINGENCIES

As previously disclosed, since February 2019, we have received subpoenas and requests from the SEC focused on whether certain of our clients were charged, and paid, an additional amount for one or more applications for which the clients were already being charged. In connection with this matter, we identified less than 250 affected clients, representing approximately 0.5% of our client base as of December 31, 2020. We have made diligent efforts to notify clients, and reached substantially all, that were affected by such charges between approximately 2011 and September 2020 and have refunded approximately $3.0 million, in the aggregate, to such clients. This issue did not have a material impact on our financial results for any prior period. The SEC staff has informed our legal counsel that its inquiry concerns our books and records and internal controls. We cannot predict the timing, scope or outcome of this matter.

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

The Company’s effective income tax rate was 32.1% and 28.7% for the three months ended March 31, 2021 and 2020, respectively. The higher effective tax rate for the three months ended March 31, 2021 is primarily related to an increase in nondeductible expenses.
14.	SUBSEQUENT EVENTS

On April 2, 2021, Jeffrey D. York resigned from his position as Chief Sales Officer of the Company and accepted a new role as Leadership Strategist of the Company. In connection with the change in Mr. York’s role, the Company and Mr. York entered into a letter agreement that, among other things, (i) amends that certain Amended and Restated Executive Employment Agreement, dated March 9, 2020, by and between the Company and Mr. York, to, among other things, reflect the change in Mr. York’s role, eliminate certain executive-level benefits and remove the termination and severance provisions, and (ii) forfeits and releases the performance-based restricted stock unit award granted to Mr. York on February 10, 2021.

On April 2, 2021, the Board of Directors appointed Holly Faurot to succeed Mr. York as Chief Sales Officer of the Company. In connection with her appointment, Mrs. Faurot was granted an award of PSUs pursuant to the LTIP. Consistent with the PSU awards granted to certain other executive officers of the Company on February 10, 2021, Mrs. Faurot received 5,445 target PSUs that will vest based on the Company’s total stockholder return relative to a peer group of 34 publicly traded companies, subject to the terms and conditions of the LTIP and the PSU Award Agreement.

On April 27, 2021, we issued an aggregate of 26,755 restricted shares of common stock to certain non-executive employees under the LTIP consisting of Time-Based Shares that will vest in three equal tranches annually, beginning on the first anniversary of the grant date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

On May 3, 2021, we issued an aggregate of 3,558 restricted shares of common stock under the LTIP to the non-employee members of our board of directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2021, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2021 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2020, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2021. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

Our revenues are seasonal in nature. Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations. For the three months ended March 31, 2021 and 2020, our total gross margins were approximately 87% and 88%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Impact of the COVID-19 Pandemic

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. In March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. As of March 31, 2021, 95% of our employees were working remotely. Our sales employees have been conducting all meetings with current and prospective clients virtually since March 2020. Although we have developed a plan for certain employees to safely begin returning to our offices, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients. Business continuity and safety will continue to guide our return-to-office plans.

The COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in headcount at our clients as of the onset of the pandemic negatively impacted our recurring revenue beginning in the second quarter of 2020, and we expect that our recurring revenue in future periods will continue to be negatively impacted by such headcount reductions until employment levels among such client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation.

Between August 2019 and March 2020, the Federal Open Market Committee reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. Due to significantly lower average interest rates in the first quarter of 2021, as compared to the majority of the first quarter of 2020, interest earned on funds held for clients for the three months ended March 31, 2021 decreased from the comparable prior year period, which had a negative effect on recurring revenue growth.

Demand for our solution remains high and despite the economic challenges brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy. Prior to the COVID-19 pandemic, our sales force historically traveled frequently to sell our solution. The current remote work environment presents a unique opportunity for our sales force, in that each sales employee is able to meet virtually with a greater number of client prospects in a given day than he or she would if conducting in-person meetings. Internally, all applications within the Paycom solution, and more specifically Employee Self-Service®, Manager on-the-Go™, Documents and Checklists, Ask Here and our enhanced Learning Management System, have been instrumental in our ability to seamlessly manage and communicate with our remote workforce. As many clients have also transitioned their workforces to work-from-home arrangements, we believe they too are recognizing the benefits of these applications and our focus on employee usage, as well as the strengths and advantages of our single database solution. In contrast, we believe the remote work environment is exposing the weaknesses and disadvantages arising from the combination of disparate systems offered by some of our competitors. We will continue to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share.

We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our Form 10-K that was filed with the SEC on February 18, 2021. Further, while our revenue and earnings are relatively predictable, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2021		2020		% Change
Revenues
Recurring	$267,774	98.4%	$238,495	98.4%	12%
Implementation and other	4,424	1.6%	3,873	1.6%	14%
Total revenues	272,198	100.0%	242,368	100.0%	12%
Cost of revenues
Operating expenses	29,073	10.7%	24,116	10.0%	21%
Depreciation and amortization	7,200	2.6%	5,930	2.4%	21%
Total cost of revenues	36,273	13.3%	30,046	12.4%	21%
Administrative expenses
Sales and marketing	62,761	23.1%	55,018	22.7%	14%
Research and development	24,711	9.1%	21,621	8.9%	14%
General and administrative	46,191	17.0%	40,134	16.6%	15%
Depreciation and amortization	7,716	2.8%	6,285	2.6%	23%
Total administrative expenses	141,379	52.0%	123,058	50.8%	15%
Total operating expenses	177,652	65.3%	153,104	63.2%	16%
Operating income	94,546	34.7%	89,264	36.8%	6%
Interest expense	—	0.0%	(16)	0.0%	100%
Other income (expense), net	629	0.2%	(930)	-0.4%	168%
Income before income taxes	95,175	34.9%	88,318	36.4%	8%
Provision for income taxes	30,559	11.2%	25,303	10.4%	21%
Net income	$64,616	23.7%	$63,015	26.0%	3%

Revenues

The increase in total revenues for the three months ended March 31, 2021 compared to the same period in 2020 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, our tax forms filing business contributed to the increase in total revenues for the three months ended March 31, 2021 as compared to the same period in 2020. The COVID-19 pandemic has resulted in, and may continue to result in, headcount reductions across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three months ended March 31, 2021 described above were partially offset by the negative impact of headcount reductions within our client base as of the onset of the pandemic. Significantly lower average interest rates during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, had a negative effect on recurring revenue growth for the three months ended March 31, 2021. We expect that the foregoing adverse macroeconomic factors may continue to have a negative effect on recurring revenues in future periods for so long as such conditions persist.

The increase in implementation and other revenues for the three months ended March 31, 2021 from the same period in 2020 was primarily the result of increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended March 31, 2021, operating expenses increased from the comparable prior year period by $5.0 million due to a $3.4 million increase attributable to growth in the number of operating personnel, a $1.0 million increase in shipping and supplies fees, and a $0.6 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $1.3 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2021, sales and marketing expenses increased from the comparable prior year period by $7.7 million due to a $5.1 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program, and a $2.6 million increase in employee-related expenses, including commissions and bonuses. Based on positive results from recent advertising campaigns, we plan to continue to make significant investments in our marketing program and may increase spending in future periods as we see opportunities for returns on our investments.

Research and Development

During the three months ended March 31, 2021, research and development expenses increased from the comparable prior year period due to an increase in employee-related expenses.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	% Change
Capitalized portion of research and development	$12,295	$9,746	26%
Expensed portion of research and development	24,711	21,621	14%
Total research and development costs	$37,006	$31,367	18%

General and Administrative

During the three months ended March 31, 2021, general and administrative expenses increased $6.1 million from the comparable prior year period primarily due to an $8.2 million increase in non-cash stock-based compensation and a $2.9 million increase in employee-related expenses, which were partially offset by a $5.1 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended March 31,
	2021	2020	% Change
Non-cash stock-based compensation expense
Operating expenses	$995	$1,198	-17%
Sales and marketing	3,511	3,165	11%
Research and development	1,567	2,171	-28%
General and administrative	17,508	9,277	89%
Total non-cash stock-based compensation expense	$23,581	$15,811	49%

During the three months ended March 31, 2021, our non-cash stock-based compensation expense increased $7.8 million from the comparable prior year period due to an increase in both the number of employees who received awards and the grant date fair value associated with the issuances in 2021.

Depreciation and Amortization

During the three months ended March 31, 2021, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to the timing of construction of our expanded operations facility in Grapevine, Texas, which resulted in a higher capitalization rate of interest in 2021.

Other Income (Expense), net

The change in other income (expense), net for the three months ended March 31, 2021 was primarily due to the increase in the fair value of our interest rate swap as compared to the three months ended March 31, 2020.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 32.1% and 28.7% for the three months ended March 31, 2021 and 2020, respectively. The higher effective income tax rate for the three months ended March 31, 2021 primarily resulted from an increase in nondeductible expenses as compared to the three months ended March 31, 2020.

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

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for ongoing construction projects at our corporate headquarters and other facilities from available cash, we have incurred indebtedness for a portion of these costs. Further, all purchases under our stock repurchase plans were paid for from available cash.

Term Credit Agreement. As of March 31, 2021, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank. All Term Loans were used to finance construction projects at our corporate headquarters. Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type. As of March 31, 2021, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement. In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income. For the three months ended March 31, 2021, we recorded a gain of $0.7 million for the change in fair value of the interest rate swap and for the three months ended March 31, 2020, we recorded a loss of $1.6 million, for the change in fair value of the interest rate swap. The change in fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of income.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. As of March 31, 2021, we did not have any borrowings outstanding under the Facility.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in March 2020, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. As of March 31, 2021, there was $134.9 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on March 12, 2022.

During the three months ended March 31, 2021, we repurchased an aggregate of 919 shares of our common stock at an average cost of $410.07 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $0.4 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$89,457	$82,030	9%
Investing activities	7,455	(183,629)	104%
Financing activities	685,369	(279,011)	346%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$782,281	$(380,610)	306%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the three months ended March 31, 2020, our operating cash flows for the three months ended March 31, 2021 were positively impacted by the growth of our business.

Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2021 increased from the comparable prior year period due to a $130.7 million decrease in purchases of short-term investments from funds held for clients and a $60.0 million increase in proceeds from maturities of short-term investments from funds held for clients.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2021 increased from the comparable prior year period primarily due to the impact of a $956.6 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf. Also contributing to the increase in cash flows provided by financing activities was a decrease of $8.0 million in repurchases of common stock.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on February 18, 2021. For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 5. Leases”, “Note 6. Long-Term Debt” and “Note 12. Commitments and Contingencies” in the Form 10-K and “Note 6. Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

Adoption of Accounting Pronouncements

Discussion of our recently adopted accounting pronouncements can be found in Note 2 in this Form 10-Q.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2021	2020
Net income to adjusted EBITDA:
Net income	$64,616	$63,015
Interest expense	—	16
Provision for income taxes	30,559	25,303
Depreciation and amortization	14,916	12,215
EBITDA	110,091	100,549
Non-cash stock-based compensation expense	23,581	15,811
Change in fair value of interest rate swap	(656)	1,575
Adjusted EBITDA	$133,016	$117,935

	Three Months Ended March 31,
	2021	2020
Net income to non-GAAP net income:
Net income	$64,616	$63,015
Non-cash stock-based compensation expense	23,581	15,811
Change in fair value of interest rate swap	(656)	1,575
Income tax effect on non-GAAP adjustments	(1,633)	(2,473)
Non-GAAP net income	$85,908	$77,928

Weighted average shares outstanding:
Basic	57,740	57,655
Diluted	58,394	58,440

Earnings per share, basic	$1.12	$1.09
Earnings per share, diluted	$1.11	$1.08
Non-GAAP net income per share, basic	$1.49	$1.35
Non-GAAP net income per share, diluted	$1.47	$1.33

	Three Months Ended March 31,
	2021	2020
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.12	$1.09
Non-cash stock-based compensation expense	0.41	0.27
Change in fair value of interest rate swap	(0.01)	0.03
Income tax effect on non-GAAP adjustments	(0.03)	(0.04)
Non-GAAP net income per share, basic	$1.49	$1.35

	Three Months Ended March 31,
	2021	2020
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.11	$1.08
Non-cash stock-based compensation expense	0.40	0.27
Change in fair value of interest rate swap	(0.01)	0.03
Income tax effect on non-GAAP adjustments	(0.03)	(0.05)
Non-GAAP net income per share, diluted	$1.47	$1.33

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $215.1 million as of March 31, 2021. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-Q, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As a result, we are exposed to increased interest rate risk. To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans. As of March 31, 2021, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. As of March 31, 2021, we have not made any draws under the Facility. To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2020, Paycom Payroll, LLC (“Payroll”), a wholly owned subsidiary of the Company, filed a petition against the Oklahoma Council for Public Affairs, Inc. (the “OCPA”), Paycom Payroll, LLC v. Oklahoma Council for Public Affairs, Inc., Okla. Cty. Dist. Ct., Case No. CJ-2020-1950 and Appeal Case No. DF-119344, seeking monetary damages for defamation and tortious interference with contract in connection with the OCPA’s alleged dissemination of false statements. The OCPA filed two motions to dismiss, seeking dismissal of the lawsuit with prejudice and also seeking the OCPA’s attorneys’ fees and costs, and sanctions. On December 30, 2020, the Court granted dismissal of all of Payroll’s claims on grounds that Payroll failed to sufficiently establish proof of malice and or special damages. On January 29, 2021, Payroll appealed the trial court’s December 30, 2020 ruling and the appeal remains pending in the Supreme Court of the State of Oklahoma. Payroll anticipates that it will incur attorneys’ fees and sanctions liability if the trial court’s December 30, 2020 ruling is not reversed on appeal. The OCPA has filed Motions to Assess attorneys’ fees and sanctions that may be heard and decided by the trial court prior to a ruling on the appeal. Any amount of attorneys’ fees and costs, and sanctions awarded by the trial court would be subject to the pending appeal and cannot reasonably be estimated at this time.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 18, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended March 31, 2021 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2021(2)	739	$420.96	739	$135,000,000
February 1 - 28, 2021	—	$—	—	$135,000,000
March 1 - 31, 2021(2)	180	$365.36	180	$134,900,000
Total	919		919

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

10.1+

Form of Restricted Stock Unit Award Agreement – Performance-Based Vesting under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2021, filed with the SEC on February 17, 2021).

10.2+

Form of Time-Based Restricted Stock Award Agreement (Non-Executives – 2021) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021).

10.3+

Form of Market-Based Restricted Stock Award Agreement (Non-Executives – 2021) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021).

10.4+

Letter Agreement, by and between Paycom Software, Inc. and Jeffrey D. York, dated April 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2021, filed with the SEC on April 7, 2021).

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

PAYCOM SOFTWARE, INC.

Date: May 6, 2021	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)