Form 10-Q
period 2021-09-30
Paycom Software, Inc.
filed 2021-11-04
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, there were 60,025,819 shares of common stock, par value of $0.01 per share, outstanding, including 2,029,204 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$230,926	$151,710
Accounts receivable	13,004	9,130
Prepaid expenses	26,643	17,854
Inventory	866	1,151
Income tax receivable	10,211	10,447
Deferred contract costs	71,559	60,819
Current assets before funds held for clients	353,209	251,111
Funds held for clients	2,959,973	1,613,494
Total current assets	3,313,182	1,864,605
Property and equipment, net	329,296	285,218
Intangible assets, net	59,057	319
Goodwill	51,889	51,889
Long-term deferred contract costs	430,761	371,357
Other assets	33,853	34,524
Total assets	$4,218,038	$2,607,912
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,441	$6,787
Accrued commissions and bonuses	12,431	13,703
Accrued payroll and vacation	36,138	24,529
Deferred revenue	16,175	13,567
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	50,340	44,175
Current liabilities before client funds obligation	126,300	104,536
Client funds obligation	2,959,973	1,613,494
Total current liabilities	3,086,273	1,718,030
Deferred income tax liabilities, net	125,228	112,598
Long-term deferred revenue	81,702	73,259
Net long-term debt, less current portion	27,815	29,119
Other long-term liabilities	71,679	19,263
Total long-term liabilities	306,424	234,239
Total liabilities	3,392,697	1,952,269
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,275 and 61,861 shares issued at September 30, 2021 and December 31, 2020, respectively; 57,997 and 57,739 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	622	618
Additional paid-in capital	441,479	357,908
Retained earnings	866,892	719,619
Treasury stock, at cost (4,278 and 4,122 shares at September 30, 2021 and December 31, 2020, respectively)	(483,652)	(422,502)
Total stockholders’ equity	825,341	655,643
Total liabilities and stockholders’ equity	$4,218,038	$2,607,912

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Recurring	$251,306	$192,664	$756,665	$609,109
Implementation and other	4,888	3,868	13,873	11,378
Total revenues	256,194	196,532	770,538	620,487
Cost of revenues
Operating expenses	34,766	24,278	92,612	71,651
Depreciation and amortization	7,914	6,634	22,751	18,865
Total cost of revenues	42,680	30,912	115,363	90,516
Administrative expenses
Sales and marketing	69,745	62,146	200,485	173,228
Research and development	31,077	21,772	84,012	65,171
General and administrative	59,980	40,516	160,234	121,487
Depreciation and amortization	9,407	7,150	25,503	20,209
Total administrative expenses	170,209	131,584	470,234	380,095
Total operating expenses	212,889	162,496	585,597	470,611
Operating income	43,305	34,036	184,941	149,876
Interest expense	—	—	—	(19)
Other income (expense), net	244	246	1,019	(522)
Income before income taxes	43,549	34,282	185,960	149,335
Provision for income taxes	13,170	6,800	38,687	30,249
Net income	$30,379	$27,482	$147,273	$119,086
Earnings per share, basic	$0.52	$0.48	$2.55	$2.07
Earnings per share, diluted	$0.52	$0.47	$2.53	$2.04
Weighted average shares outstanding:
Basic	57,935	57,603	57,843	57,609
Diluted	58,190	58,171	58,192	58,312

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628
Vesting of restricted stock	2	1	(1)	—	—	—	—
Stock-based compensation	—	—	18,313	—	—	—	18,313
Repurchases of common stock	—	—	—	—	41	(8,168)	(8,168)
Net income	—	—	—	63,015	—	—	63,015
Balances at March 31, 2020	61,352	$614	$275,813	$639,181	3,730	$(315,820)	$599,788
Vesting of restricted stock	261	2	(2)	—	—	—	—
Stock-based compensation	—	—	24,597	—	—	—	24,597
Repurchases of common stock	—	—	—	—	295	(67,121)	(67,121)
Net income	—	—	—	28,589	—	—	28,589
Balances at June 30, 2020	61,613	$616	$300,408	$667,770	4,025	$(382,941)	$585,853
Vesting of restricted stock	26	—	—	—	—	—	—
Stock-based compensation	—	—	21,913	—	—	—	21,913
Repurchases of common stock	—	—	—	—	9	(2,849)	(2,849)
Net income	—	—	—	27,482	—	—	27,482
Balances at September 30, 2020	61,639	$616	$322,321	$695,252	4,034	$(385,790)	$632,399

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	4,122	$(422,502)	$655,643
Vesting of restricted stock	3	—	—	—	—	—	—
Stock-based compensation	—	—	25,594	—	—	—	25,594
Repurchases of common stock	—	—	—	—	1	(377)	(377)
Net income	—	—	—	64,616	—	—	64,616
Balances at March 31, 2021	61,864	$618	$383,502	$784,235	4,123	$(422,879)	$745,476
Vesting of restricted stock	271	3	(3)	—	—	—	—
Stock-based compensation	—	—	26,480	—	—	—	26,480
Repurchases of common stock	—	—	—	—	94	(31,978)	(31,978)
Net income	—	—	—	52,278	—	—	52,278
Balances at June 30, 2021	62,135	$621	$409,979	$836,513	4,217	$(454,857)	$792,256
Vesting of restricted stock	140	1	(1)	—	—	—	—
Stock-based compensation	—	—	31,501	—	—	—	31,501
Repurchases of common stock	—	—	—	—	61	(28,795)	(28,795)
Net income	—	—	—	30,379	—	—	30,379
Balances at September 30, 2021	62,275	$622	$441,479	$866,892	4,278	$(483,652)	$825,341

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$147,273	$119,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,254	39,073
Accretion of discount on available-for-sale securities	(276)	(1,374)
Non-cash marketing expense	618	—
Loss on disposition of property and equipment	146	—
Amortization of debt issuance costs	27	27
Stock-based compensation expense	76,364	56,531
Cash paid for derivative settlement	(558)	(424)
(Gain)/loss on derivative	(305)	2,042
Deferred income taxes, net	12,630	11,204
Changes in operating assets and liabilities:
Accounts receivable	(3,874)	(3,057)
Prepaid expenses	(8,789)	(7,196)
Inventory	97	32
Other assets	671	(3,757)
Deferred contract costs	(68,041)	(56,922)
Accounts payable	1,659	4,491
Income taxes, net	236	(5,260)
Accrued commissions and bonuses	(1,272)	(4,403)
Accrued payroll and vacation	11,609	12,853
Deferred revenue	11,051	9,143
Accrued expenses and other current liabilities	2,117	2,239
Net cash provided by operating activities	229,637	174,328
Cash flows from investing activities
Purchase of short-term investments from funds held for clients	(170,760)	(217,858)
Proceeds from maturities of short-term investments from funds held for clients	195,000	93,593
Purchases of intangible assets	(1,500)	—
Purchases of property and equipment	(86,718)	(73,502)
Net cash used in investing activities	(63,978)	(197,767)
Cash flows from financing activities
Repurchases of common stock	—	(52,040)
Withholding taxes paid related to net share settlements	(61,149)	(26,099)
Payments on long-term debt	(1,331)	(1,331)
Net change in client funds obligation	1,346,479	(140,421)
Net cash provided by (used in) financing activities	1,283,999	(219,891)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,449,658	(243,330)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,585,275	1,641,854
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,034,933	$1,398,524

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$230,926	$156,398
Restricted cash included in funds held for clients	2,804,007	1,242,126
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,034,933	$1,398,524

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$5,994	$2,707
Stock-based compensation for capitalized software	$5,108	$5,284
Right of use assets obtained in exchange for operating lease liabilities	$4,439	$9,323

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of September 30, 2021 and December 31, 2020, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in May 2021, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock. As of September 30, 2021, there was $270.7 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on May 13, 2023.

During the nine months ended September 30, 2021, we repurchased an aggregate of 155,575 shares of our common stock at an average cost of $393.05 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

affected by reference rate reform. Our interest-bearing notes bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) fluctuating interest rates based on a one-month USD LIBOR rate. Once the one-month USD LIBOR rate ceases to exist, we will have to renegotiate our loan documents and cannot currently predict what alternative index will be negotiated with our lenders. While ASU 2020-04 is currently effective, we plan to adopt and apply ASU 2020-04 prospectively to contract modifications made on or before December 31, 2022. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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

Changes in deferred revenue related to material right performance obligations as of September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$92,458	$80,887	$86,826	$76,244
Deferral of revenue	10,573	7,838	26,071	20,324
Recognition of unearned revenue	(5,154)	(3,338)	(15,020)	(11,181)
Balance, end of period	$97,877	$85,387	$97,877	$85,387

We expect to recognize $4.7 million of deferred revenue related to material right performance obligations in the remainder of 2021, $15.0 million of such deferred revenue in 2022, and $78.2 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$248,908	$16,648	$(9,469)	$256,087
Costs to fulfill a contract	$229,512	$24,652	$(7,931)	$246,233

	As of and for the Three Months Ended September 30, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$209,462	$12,174	$(7,716)	$213,920
Costs to fulfill a contract	$171,941	$18,709	$(5,889)	$184,761

	As of and for the Nine Months Ended September 30, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$232,583	$50,890	$(27,386)	$256,087
Costs to fulfill a contract	$199,593	$68,764	$(22,124)	$246,233

	As of and for the Nine Months Ended September 30, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$194,964	$41,340	$(22,384)	$213,920
Costs to fulfill a contract	$143,788	$57,289	$(16,316)	$184,761

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2021	December 31, 2020
Property and equipment
Software and capitalized software costs	$184,196	$144,190
Buildings	116,045	115,772
Computer equipment	78,710	68,181
Rental clocks	28,928	25,474
Furniture, fixtures and equipment	21,269	19,829
Other	7,451	7,016
	436,599	380,462
Less: accumulated depreciation and amortization	(224,713)	(178,111)
	211,886	202,351
Construction in progress	88,376	53,833
Land	29,034	29,034
Property and equipment, net	$329,296	$285,218

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three and nine months ended September 30, 2021, we capitalized $13.2 million and $39.2 million, respectively, of computer software development costs related to software developed for internal use. For the three and nine months ended September 30, 2020, we capitalized $11.7 million and $32.4 million, respectively, of computer software development costs related to software developed for internal use.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

We capitalize interest incurred for indebtedness related to construction in progress. For the three and nine months ended September 30, 2021, we incurred interest costs of $0.4 million and $1.1 million, respectively, of which we capitalized $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2020, we incurred interest costs of $0.4 million and $1.1 million, respectively, of which we capitalized $0.4 million and $1.1 million, respectively. Included in the construction in progress balance at September 30, 2021 and December 31, 2020 is $3.4 million and $3.5 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $16.3 million and $46.8 million, respectively, for the three and nine months ended September 30, 2021. Depreciation and amortization expense for property and equipment was $13.8 million and $39.1 million, respectively, for the three and nine months ended September 30, 2020.
5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2021 and December 31, 2020, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2021. As of September 30, 2021 and December 31, 2020, there were no indicators of impairment.

In connection with our marketing initiatives, we have purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we have committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. We also made a $1.5 million one-time payment in July 2021 to cover sponsorship rights leading up to the 2021-2022 season. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. The cost of the naming rights has been recorded as an intangible asset with an offsetting liability as of the date of the contract. The intangible asset is being amortized over the life of the agreement on a straight line basis that commenced in June 2021. The difference between the present value of the offsetting liability and actual cash payments is being relieved through sales and marketing expense using the effective interest method over the life of the agreement.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following table presents the components of intangible assets within our consolidated balance sheets:

	September 30, 2021
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	15.1	$60,199	$(1,302)	$58,897
Trade name	0.8	3,194	(3,034)	160
Total		$63,393	$(4,336)	$59,057

	December 31, 2020
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	1.5	$3,194	$(2,875)	$319
Total		$3,194	$(2,875)	$319

Amortization of intangible assets for the three and nine months ended September 30, 2021 was $1.1 million and $1.5 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2020 was less than $0.1 million and $0.2 million, respectively. We estimate the aggregate amortization expense will be $1.0 million for the remainder of 2021, $4.0 million for 2022, and $3.9 million for each of 2023, 2024, 2025 and 2026, respectively.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

6.LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
Net term note to bank due September 7, 2025	$29,590	$30,894
Total long-term debt, net (including current portion)	29,590	30,894
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$27,815	$29,119

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”). Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of September 30, 2021, our long-term indebtedness consisted solely of the Term Loans made under the Term Credit Agreement. Unamortized debt issuance costs of $0.1 million and $0.2 million as of September 30, 2021 and as of December 31, 2020, respectively, are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of September 30, 2021, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital. Letters of credit are to be issued only to support our business operations. As of September 30, 2021, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility. As of September 30, 2021, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of September 30, 2021 and December 31, 2020, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month USD LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. The interest rate swap agreement has a maturity date of September 7, 2025. For the three and nine months ended September 30, 2021, we recorded gains of $0.2 million and $0.9 million, respectively, for the change in fair value of the interest rate swap, and for the three months ended September 30, 2020, we recorded a gain of $0.1 million and for the nine months ended September 30, 2020, we recorded a loss of $1.6 million, for the change in fair value of the interest rate swap. The change in the fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of income.

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item. These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. All of our available-for-sale securities had expected maturity dates of twelve months or less at September 30, 2021.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$130,966	$—	$130,966
Certificates of deposit	$—	$25,000	$—	$25,000
Liabilities:
Interest rate swap	$—	$1,875	$—	$1,875

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$99,929	$—	$99,929
Certificates of deposit	$—	$80,000	$—	$80,000
Liabilities:
Interest rate swap	$—	$2,738	$—	$2,738

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $2.9 million and $8.8 million for the three and nine months ended September 30, 2021, respectively. Matching contributions were $1.9 million and $6.3 million for the three and nine months ended September 30, 2020, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 31,824 and 42,966 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2021 and 2020, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.6 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. Our compensation expense related to the ESPP was $0.7 million and $1.5 million for the three and nine months ended September 30, 2020, respectively.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$30,379	$27,482	$147,273	$119,086
Less: income allocable to participating securities	—	—	—	—
Income allocable to common shares	$30,379	$27,482	$147,273	$119,086
Add back: undistributed earnings allocable to participating securities	$—	$—	$—	$—
Less: undistributed earnings reallocated to participating securities	—	—	—	—
Numerator for diluted earnings per share	$30,379	$27,482	$147,273	$119,086
Denominator:
Basic weighted average shares outstanding	57,935	57,603	57,843	57,609
Dilutive effect of unvested restricted stock	255	568	349	703
Diluted weighted average shares outstanding	58,190	58,171	58,192	58,312
Earnings per share:
Basic	$0.52	$0.48	$2.55	$2.07
Diluted	$0.52	$0.47	$2.53	$2.04

11.STOCK-BASED COMPENSATION

Restricted Stock Awards

During the nine months ended September 30, 2021, we issued an aggregate of 180,735 restricted shares of common stock to certain non-executive employees and non-employee members of our board of directors under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (the “LTIP”), consisting of 42,934 shares subject to market-based vesting conditions (“Market-Based Shares”) and 137,801 shares subject to time-based vesting conditions (“Time-Based Shares”). The Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $520 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $600 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. The Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

Of the 137,801 Time-Based Shares mentioned above, on May 3, 2021, we issued an aggregate of 3,558 Time-Based Shares to the non-employee members of our Board of Directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. In September 2021, Janet Haugen tendered her resignation from our Board of Directors. As a result of Ms. Haugen’s resignation, the compensation committee of the Board of Directors determined to accelerate the vesting of 297 shares of Ms. Haugen’s unvested shares of restricted stock, which was approximately one-half of the shares of restricted stock awarded to Ms. Haugen in 2021. Subsequent to Ms. Haugen’s resignation, the Board of Directors appointed Sharen Turney to serve as a Class I director to fill the resulting vacancy. Ms. Turney received a prorated portion of the standard compensation package for the Company’s non-management directors, which included 230 shares of restricted stock, and which will vest on May 10, 2022.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2021:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2020	559.8	$156.48	1,748.5	$115.91
Granted	137.8	$426.59	42.9	$331.35
Vested	(275.3)	$131.87	(138.5)	$189.86
Forfeited	(37.7)	$276.14	(5.0)	$331.35
Unvested shares of restricted stock outstanding at September 30, 2021	384.6	$259.16	1,647.9	$114.64

The following table summarizes vesting activity for Market-Based Shares during the nine months ended September 30, 2021, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (Total Enterprise Value = $27.7 billion)	September 11, 2021	138.5	$5,000	60.3

(1)	All shares withheld to satisfy tax withholding obligations are held as treasury stock.

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

The following table summarizes PSU activity for the nine months ended September 30, 2021:

	PSUs
	Units	Weighted Average Grant Date Fair Value
Unvested PSUs outstanding at December 31, 2020	—	$—
Granted	57.9	$564.68
Forfeited	(20.8)	$579.30
Unvested PSUs outstanding at September 30, 2021 (1)	37.1	$556.50

(1)	A maximum of 92,814 units could be awarded based upon Paycom’s Relative TSR over the applicable performance periods.

For the three and nine months ended September 30, 2021, our total compensation expense related to restricted stock awards and PSU awards, in the aggregate, was $29.0 million and $76.4 million, respectively. For the three and nine months ended September 30, 2020, our total compensation expense related to restricted stock awards and PSU awards, in the aggregate, was $19.5 million and $56.5 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested PSU awards as of September 30, 2021.

	Restricted Stock
	Awards	PSUs
Unrecognized compensation cost	$229,361	$15,639
Weighted average period for recognition (years)	3.9	2.0

We capitalized stock-based compensation costs related to software developed for internal use of $1.7 million and $5.1 million for the three and nine months ended September 30, 2021, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $1.6 million and $5.3 million for the three and nine months ended September 30, 2020, respectively.

12.	COMMITMENTS AND CONTINGENCIES

As previously disclosed, starting in February 2019, we received subpoenas and requests from the SEC focused on whether certain of our clients were charged, and paid, an additional amount for one or more applications for which the clients were already being charged. In connection with this matter, we identified fewer than 250 affected clients, representing approximately 0.5% of our client base as of December 31, 2020. We have made diligent efforts to notify the affected clients and reached substantially all that were affected by such charges between approximately 2011 and September 2020. We have refunded approximately $3.0 million, in the aggregate, to such clients. We have also instituted a control aimed at preventing this situation from reoccurring. This issue did not have a material impact on our financial results for any prior period. In connection with this matter, we paid a total of $0.25 million to the SEC to settle two accounting-related charges concerning our books and records and internal controls. We neither admitted nor denied the SEC’s findings with respect to these charges.

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

The Company’s effective income tax rate was 20.8% and 20.3% for the nine months ended September 30, 2021 and 2020, respectively. The higher effective income tax rate for the nine months ended September 30, 2021 is primarily related to a decrease in excess tax benefits from stock-based compensation.
14.	SUBSEQUENT EVENTS

On October 30, 2021, the Company’s VWAP value exceeded $520 per share, which resulted in the vesting of 18,727 Market-Based Shares issued on February 5, 2021. For additional information on our stock-based compensation, see “Note 11. Stock-Based Compensation” in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2021, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2021 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2020, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to relocate our Texas operations facility within an expected timeframe; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to our new Texas operations facility and research and development; the expected impact on our consolidated financial statements of new accounting pronouncements; our plans to repurchase shares of our common stock through a stock repurchase plan; our expected income tax rate for future periods; and the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations, cash flows, financial condition and liquidity. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	changes in laws, including proposed tax legislation, government regulations and policies and interpretations thereof;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2021. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth. We also plan to open additional sales offices in the future and leverage virtual sales meetings to further expand our market presence.

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

Our revenues are seasonal in nature. Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year, first quarter revenues and margins are generally higher than in subsequent quarters. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations. For the three months ended September 30, 2021 and 2020, our total gross margins were approximately 83% and 84%, respectively. For the nine months ended September 30, 2021 and 2020, our total gross margins were approximately 85%. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Impact of the COVID-19 Pandemic

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. In March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. During the third quarter of 2021, we transitioned the majority of our employees back to our offices, with a large contingent temporarily utilizing alternating schedules between work-from-home and on-site arrangements. Our sales employees have been conducting meetings with current and prospective clients virtually since March 2020, but as prospective clients begin to take meetings in-person, we expect our sales process would transition to include a combination of virtual and in-person meetings. We are permitting a limited amount of business travel, and will continue to actively monitor the situation. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients. Business continuity and safety will continue to guide our return-to-office plans.

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

Between August 2019 and March 2020, the Federal Open Market Committee reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. Due to significantly lower average interest rates during the first nine months of 2021, as compared to the first nine months of 2020, interest earned on funds held for clients for the three and nine months ended September 30, 2021 decreased from the comparable prior year periods, which had a negative effect on recurring revenue growth.

Demand for our solution remains high and, despite the economic challenges brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy. Prior to the COVID-19 pandemic, our sales force historically traveled frequently to sell our solution. The remote work environment has presented a unique opportunity for our sales force, in that each sales employee is able to meet virtually with a greater number of client prospects in a given day than he or she would if conducting in-person meetings. Internally, all applications within the Paycom solution, and more specifically Employee Self-Service®, Manager on-the-Go®, Documents and Checklists, Ask Here and our enhanced Learning Management System, were instrumental in our ability to seamlessly manage and communicate with our remote workforce. As many clients transitioned their workforces to work-from-home arrangements, we believe they too recognized the benefits of these applications and our focus on employee usage, as well as the strengths and advantages of our single database solution. In contrast, we believe the remote work environment has exposed the weaknesses and disadvantages arising from the combination of disparate systems offered by some of our competitors. We will continue to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share.

On November 4, 2021, the Department of Labor’s Occupational Safety and Health Administration released an emergency temporary standard requiring private employers with 100 or more employees to mandate vaccination or weekly testing and masking for their unvaccinated employees. We are evaluating the impact this standard may have on our business and results of operations, including any potential impact it may have on our employees or the employees of our clients. We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the emergence of different COVID-19 variants, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our Form 10-K that was filed with the SEC on February 18, 2021. Further, while our revenue and earnings are relatively predictable, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Results of Operations

The following table sets forth consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021		2020		% Change	2021		2020		% Change
Revenues
Recurring	$251,306	98.1%	$192,664	98.0%	30.4%	$756,665	98.2%	$609,109	98.2%	24.2%
Implementation and other	4,888	1.9%	3,868	2.0%	26.4%	13,873	1.8%	11,378	1.8%	21.9%
Total revenues	256,194	100.0%	196,532	100.0%	30.4%	770,538	100.0%	620,487	100.0%	24.2%
Cost of revenues
Operating expenses	34,766	13.6%	24,278	12.3%	43.2%	92,612	12.0%	71,651	11.5%	29.3%
Depreciation and amortization	7,914	3.1%	6,634	3.4%	19.3%	22,751	3.0%	18,865	3.0%	20.6%
Total cost of revenues	42,680	16.7%	30,912	15.7%	38.1%	115,363	15.0%	90,516	14.5%	27.5%
Administrative expenses
Sales and marketing	69,745	27.2%	62,146	31.6%	12.2%	200,485	26.0%	173,228	27.9%	15.7%
Research and development	31,077	12.1%	21,772	11.1%	42.7%	84,012	10.9%	65,171	10.5%	28.9%
General and administrative	59,980	23.4%	40,516	20.6%	48.0%	160,234	20.8%	121,487	19.6%	31.9%
Depreciation and amortization	9,407	3.7%	7,150	3.6%	31.6%	25,503	3.3%	20,209	3.3%	26.2%
Total administrative expenses	170,209	66.4%	131,584	66.9%	29.4%	470,234	61.0%	380,095	61.3%	23.7%
Total operating expenses	212,889	83.1%	162,496	82.6%	31.0%	585,597	76.0%	470,611	75.8%	24.4%
Operating income	43,305	16.9%	34,036	17.4%	27.2%	184,941	24.0%	149,876	24.2%	23.4%
Interest expense	—	0.0%	—	0.0%	0.0%	—	0.0%	(19)	0.0%	-100.0%
Other income (expense), net	244	0.1%	246	0.1%	-0.8%	1,019	0.1%	(522)	-0.1%	-295.2%
Income before income taxes	43,549	17.0%	34,282	17.5%	27.0%	185,960	24.1%	149,335	24.1%	24.5%
Provision for income taxes	13,170	5.1%	6,800	3.5%	93.7%	38,687	5.0%	30,249	4.9%	27.9%
Net income	$30,379	11.9%	$27,482	14.0%	10.5%	$147,273	19.1%	$119,086	19.2%	23.7%

Revenues

The increase in total revenues for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, our tax forms filing business in the first quarter of 2021 contributed to the increase in total revenues for the nine months ended September 30, 2021 as compared to the same period in 2020. The COVID-19 pandemic has resulted in, and may continue to result in, headcount fluctuations across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three and nine months ended September 30, 2021 described above were impacted by the headcount fluctuations within our client base. The negative effects on our client revenue of lower headcount resulting from the pandemic were more than offset by headcount additions from new clients and modestly improved headcount levels among our pre-pandemic client base throughout the third quarter of 2021. Significantly lower average interest rates during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, had a negative effect on recurring revenue growth for the three and nine months ended September 30, 2021. We expect that the foregoing adverse macroeconomic factors may continue to have a negative effect on recurring revenues in future periods for so long as such conditions persist.

The increase in implementation and other revenues for the three and nine months ended September 30, 2021 from the same periods in 2020 was primarily the result of increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended September 30, 2021, operating expenses increased from the comparable prior year period by $10.5 million due to a $7.3 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel, a $2.2 million increase in shipping and supplies fees and a $1.0 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $1.3 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

During the nine months ended September 30, 2021, operating expenses increased from the comparable prior year period by $21.0 million due to a $14.1 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel, a $4.5 million increase in shipping and supplies fees and a $2.4 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $3.9 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2021, sales and marketing expenses increased from the comparable prior year period by $7.6 million due to an $8.8 million increase in employee-related expenses, including commissions and bonuses, which was partially offset by a $1.2 million decrease in marketing and advertising expense.

During the nine months ended September 30, 2021, sales and marketing expenses increased from the comparable prior year period by $27.3 million due to a $22.0 million increase in employee-related expenses, including commissions and bonuses, and a $5.3 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program. Based on positive results from our advertising campaigns, we plan to continue to make significant investments in our marketing program and may adjust spending levels in future periods as we see opportunities for returns on our investments.

Research and Development

During the three and nine months ended September 30, 2021, research and development expenses increased from the comparable prior year periods due to an increase in employee-related expenses of $9.3 million and $18.8 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Capitalized portion of research and development	$13,157	$11,727	12%	$39,160	$32,448	21%
Expensed portion of research and development	31,077	21,772	43%	84,012	65,171	29%
Total research and development costs	$44,234	$33,499	32%	$123,172	$97,619	26%

General and Administrative

During the three months ended September 30, 2021, general and administrative expenses increased $19.5 million from the comparable prior year period primarily due to a $10.2 million increase in non-cash stock-based compensation and a $10.1 million increase in employee-related expenses, which were partially offset by a $0.8 million decrease in accounting and legal expenses.

During the nine months ended September 30, 2021, general and administrative expenses increased $38.7 million from the comparable prior year period primarily due to a $22.7 million increase in non-cash stock-based compensation and a $19.2 million increase in employee-related expenses, which were partially offset by a $3.2 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Non-cash stock-based compensation expense
Operating expenses	$1,256	$1,227	2%	$3,381	$4,158	-19%
Sales and marketing	3,417	3,829	-11%	10,567	10,795	-2%
Research and development	1,827	2,115	-14%	5,394	7,270	-26%
General and administrative	22,491	12,331	82%	57,022	34,308	66%
Total non-cash stock-based compensation expense	$28,991	$19,502	49%	$76,364	$56,531	35%

During the three and nine months ended September 30, 2021, our non-cash stock-based compensation expense increased $9.5 million and $19.8 million, respectively, from the comparable prior year periods due to an increase in both the number of employees who received awards and the grant date fair value associated with the issuances in 2021. Also contributing to the increase in our non-cash stock-based compensation expense was the accelerated vesting of restricted stock subject to market-based vesting conditions.

Depreciation and Amortization

During the three and nine months ended September 30, 2021, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decreases in interest expense for the three and nine months ended September 30, 2021, as compared to the comparable prior year periods, were due to the timing of construction of our expanded operations facility in Grapevine, Texas, which resulted in a higher capitalization rate of interest in 2021.

Other Income (Expense), net

The changes in other income (expense), net for the three and nine months ended September 30, 2021 was primarily due to the increase in the fair value of our interest rate swap as compared to the comparable prior year periods.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 20.8% and 20.3% for the nine months ended September 30, 2021 and 2020, respectively. The higher effective income tax rate for the nine months ended September 30, 2021 is primarily related to a decrease in excess tax benefits from stock-based compensation as compared to the nine months ended September 30, 2020.

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

Term Credit Agreement. As of September 30, 2021, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank. All Term Loans were used to finance construction projects at our corporate headquarters. Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type. As of September 30, 2021, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement. In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income. For the three and nine months ended September 30, 2021, we recorded gains of $0.2 million and $0.9 million, respectively, for the change in fair value of the interest rate swap, and for the three months ended September 30, 2020, we recorded a gain of $0.1 million and for the nine months ended September 30, 2020, we recorded a loss of $1.6 million, for the change in fair value of the interest rate swap. The change in fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of income.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. As of September 30, 2021, we did not have any borrowings outstanding under the Facility.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in May 2021, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock. As of September 30, 2021, there was $270.7 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on May 13, 2023.

During the nine months ended September 30, 2021, we repurchased an aggregate of 155,575 shares of our common stock at an average cost of $393.05 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $61.1 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We are currently focused on completing the construction of our new Texas operations facility in Grapevine, Texas. Capital expenditures related to the construction of the facility began in the second quarter of 2019. On November 3, 2021, we signed a construction contract for a fifth building at our Oklahoma City headquarters. We estimate that the total cost of the project will be between $60 million and $70 million and construction will take approximately two years to complete. In addition, we have purchased the naming rights to the downtown

Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we have committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$229,637	$174,328	32%
Investing activities	(63,978)	(197,767)	-68%
Financing activities	1,283,999	(219,891)	684%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,449,658	$(243,330)	696%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the nine months ended September 30, 2020, our operating cash flows for the nine months ended September 30, 2021 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2021 decreased from the comparable prior year period due to an $101.4 million increase in proceeds from maturities of short-term investments from funds held for clients and a $47.1 million decrease in purchases of short-term investments from funds held for clients. This decrease was slightly offset by a $13.2 million increase in purchases of property and equipment as well as a $1.5 million increase in purchases for intangible assets related to the naming rights agreement.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2021 increased from the comparable prior year period primarily due to the impact of a $1,486.9 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf as well as a $52.0 million decrease in common stock repurchases. The increase in cash flows provided by financing activities was slightly offset by a $35.1 million increase in the withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. As discussed within “Note 5. Goodwill and Intangible Assets, Net”, we have entered into a naming rights agreement pursuant to which we have committed to pay an annual fee escalating annually from $4.0 million in 2021 to $6.1 million in 2035 in exchange for arena naming rights and other associated benefits. Outside of the naming rights agreement, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on February 18, 2021. For additional information regarding our naming rights agreement, leases, long-term debt and our commitments and contingencies, see “Note 5. Leases”, “Note 6. Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the Form 10-K and “Note 5. Goodwill and Intangible Assets, Net”, “Note 6. Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income to adjusted EBITDA:
Net income	$30,379	$27,482	$147,273	$119,086
Interest expense	—	—	—	19
Provision for income taxes	13,170	6,800	38,687	30,249
Depreciation and amortization	17,321	13,784	48,254	39,074
EBITDA	60,870	48,066	234,214	188,428
Non-cash stock-based compensation expense	28,991	19,502	76,364	56,531
Change in fair value of interest rate swap	(158)	(88)	(863)	1,618
Adjusted EBITDA	$89,703	$67,480	$309,715	$246,577

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income to non-GAAP net income:
Net income	$30,379	$27,482	$147,273	$119,086
Non-cash stock-based compensation expense	28,991	19,502	76,364	56,531
Change in fair value of interest rate swap	(158)	(88)	(863)	1,618
Income tax effect on non-GAAP adjustments	(5,626)	(6,332)	(26,798)	(22,802)
Non-GAAP net income	$53,586	$40,564	$195,976	$154,433

Weighted average shares outstanding:
Basic	57,935	57,603	57,843	57,609
Diluted	58,190	58,171	58,192	58,312

Earnings per share, basic	$0.52	$0.48	$2.55	$2.07
Earnings per share, diluted	$0.52	$0.47	$2.53	$2.04
Non-GAAP net income per share, basic	$0.92	$0.70	$3.39	$2.68
Non-GAAP net income per share, diluted	$0.92	$0.70	$3.37	$2.65

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.52	$0.48	$2.55	$2.07
Non-cash stock-based compensation expense	0.50	0.34	1.32	0.98
Change in fair value of interest rate swap	—	—	(0.01)	0.03
Income tax effect on non-GAAP adjustments	(0.10)	(0.12)	(0.47)	(0.40)
Non-GAAP net income per share, basic	$0.92	$0.70	$3.39	$2.68

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.52	$0.47	$2.53	$2.04
Non-cash stock-based compensation expense	0.50	0.34	1.31	0.97
Change in fair value of interest rate swap	—	—	(0.01)	0.03
Income tax effect on non-GAAP adjustments	(0.10)	(0.11)	(0.46)	(0.39)
Non-GAAP net income per share, diluted	$0.92	$0.70	$3.37	$2.65

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $230.9 million as of September 30, 2021. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-Q, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As a result, we are exposed to increased interest rate risk. To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans. As of September 30, 2021, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-Q, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. As of September 30, 2021, we have not made any draws under the Facility. To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended September 30, 2021 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2021(2)	235	$400.00	235	$299,418,000
August 1 - 31, 2021(2)	67	$471.45	67	$299,386,000
September 1 - 30, 2021(2)	60,276	$475.63	60,276	$270,717,000
Total	60,578		60,578

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

PAYCOM SOFTWARE, INC.

Date: November 4, 2021	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)