Form 10-K
period 2021-12-31
Paycom Software, Inc.
filed 2022-02-17
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of February 8, 2022, 60,213,519 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 2,198,971 shares of restricted stock. As of June 30, 2021, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $18.6 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2021 ANNUAL REPORT ON FORM 10-K

Unless we state otherwise or the context otherwise requires, the terms “Paycom,” “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc., a Delaware corporation, and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our corporate headquarters and other facilities; the expected impact on our consolidated financial statements of new accounting pronouncements; our plans to repurchase shares of our common stock through a stock repurchase plan; our expected income tax rate for future periods; and the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations, cash flows, financial condition and liquidity. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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

Because our solution was developed in-house and is based on a single platform, there is no need for our clients to integrate, update or access multiple databases, which are common issues with competitor offerings that use multiple third-party systems in order to link together their HCM offerings. Additionally, our solution maintains data integrity for accurate, actionable and real-time analytics and business intelligence and helps clients minimize the risks of compliance errors due to inaccurate or missing information. We deliver feature-rich applications while maintaining excellence in information security and quality management standards, as evidenced by our International Organization for Standardization (“ISO”) certifications.

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have approximately 33,900 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2021. We believe that as a result of our focus on client experience, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 94%, 93% and 93% from existing clients for the years ended December 31, 2021, 2020 and 2019, respectively. We believe our revenue retention rate understates our client loyalty because this rate is decreased by former clients that were acquired or otherwise ceased operations.

We currently derive the majority of our revenues from our payroll applications. We generally do not separately track our revenues across our other applications because we often sell applications in various groupings and configurations for a single price.

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

Data Analytics and Business Intelligence

Our solution’s core system of record allows clients to strategically analyze comprehensive and accurate employee information to make informed business decisions based upon actionable, real-time analytics provided through our client dashboard. This functionality allows our clients to operate with a more complete and accurate picture of their organization, as our solution’s embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from any location. Our industry first employee usage management analytics tool, Direct Data Exchange® (DDX®), provides employers insights into efficiencies gained through employee usage of HR technology and generates a real-time estimate of the savings realized from that usage. We help clients reduce administrative and operational costs and better manage talent.

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology–savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service technology, employees can view real-time HR information, including pay stubs, W-2s and benefits information, as well as manage their schedules and vacation time and update W-4 contact information. Employees can even do their own payroll with our industry-first Beti™ technology. Our mobile app makes it easier for employees to access their self-service information. Our app has fingerprint and facial recognition capabilities, aiding employers in their efforts to engage technology-dependent workers. Our system also allows employers to engage their workforce through learning management courses and training paths, surveys, and performance goals and reviews.

To further enhance the effectiveness of management throughout our clients’ organizations, we also offer easy to use software with Manager on-the-Go®. Built within our mobile app, this tool allows for 24/7 accessibility to essential manager-side functionality, giving supervisors and managers the ability to perform a variety of tasks, such as approving time-off requests and expense reimbursements – anytime, anywhere.

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

Scalability to Grow with our Clients

Our solution is highly scalable. We serve a diversified client base ranging in size from one employee to many thousands of employees, while our target client size range is 50 to 10,000 employees. We calculate the number of clients’ employees based on parent company grouping. Our clients are able to use the same solution while their businesses grow by deploying applications as-needed in real-time. Pricing is determined based on employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow but retain fixed costs even if the client shrinks in size.

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

Increase Our Presence in Existing Markets

We believe a significant market opportunity exists to increase our presence within markets where we currently have a sales office. Each outside sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to eight other sales professionals. Although we have a sales office in 40 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2020 U.S. Census Bureau estimates, only seven of these MSAs are currently served by multiple Paycom sales teams. We plan to further penetrate and more effectively capture existing markets by adding sales offices, leveraging virtual sales meetings, and increasing the number of sales teams in such markets.

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

Talent Acquisition

Applicant Tracking. Our applicant tracking application simplifies the recruiting processes needed to hire the most qualified employees. By using our all-in-one system, our clients can move candidates from the application process through new employee onboarding without re-keying data. Organizations can maintain and easily access a list of potential employees from a talent pool with real-time candidate, recruiter and manager retrieval while eliminating manual redundancies. Clients can also distribute job openings and reach a wider candidate audience with tools to reach unlimited postings on a network of free job boards and manage fee-based job board accounts. The application’s enhanced career site analytics reveal which job boards and marketing efforts produce the best return on investment. Our applicant tracking application not only sends candidates automated job alerts to notify them of a client’s newly posted positions, but allows them to provide their availability up front to discuss potential job opportunities, thereby saving a step for recruiters.

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

Onboarding. Our onboarding application streamlines the hiring and termination processes for employees of our clients by creating online checklists of tasks to be assigned to an employee or group of employees. With our application, this process can begin even before a new hire’s first day on the job, helping the new hire be more productive on his or her first day.

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

Time and Labor Management

Time and Attendance. Our time and attendance application allows our clients to accurately and efficiently manage when, where and how employees report their hours worked. Clients can apply customized rules, use batch editing and use timecard management tools to manage complex time and attendance needs. Employees can clock in and out at their desks with web-based time clocks or by using biometric, badge-swipe or other types of hardware terminals in a single or multi-clock environment. Our web time clock feature allows employees to clock in and out using their mobile device or any device with an internet connection, which automatically updates the payroll application when approved, eliminating the need to manually calculate time sheets and re-key information into payroll systems.

Scheduling/Schedule Exchange. Our scheduling application helps managers with employee scheduling through automated functionality that provides a seamless workflow with the payroll and time and attendance applications. This application allows clients to create and edit templates for different pay classes. Our schedule exchange application allows employees and managers access to their schedules at any time, and employees can approve, decline or swap their schedules and see what shifts are available for pickup. Email notifications are sent automatically to supervisors and employees when schedules are created, requests for shift exchanges are submitted or a shift change is approved or denied.

Time-Off Requests. Our time-off requests application automates and standardizes the time-off request procedure and helps employers remain effectively staffed. Managers can view an online time-off calendar to easily monitor and approve or deny time-off requests. Managers can review paid-time-off requests via email and approve or deny such requests with ease. Our Employee Self-Service® tool allows employees to view the time off they have available, submit requests and view blackout dates, the status of requests and any manager comments.

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

Microfence™. Microfence, our proprietary Bluetooth® beacon, is strategically placed in a client’s workplace, enabling employees to clock in or out on their Paycom mobile app as they move within a defined radius. This tool eliminates potential backlog from workers waiting in line at a communal hardware clock and allows them to avoid high-touch areas. Employees are able to track hourly worktime without access to a desktop application or kiosk. By tracking employee data accurately and ensuring workers are paid for their hours worked, Microfence helps employers comply with labor laws.

Payroll

Beti. Beti (Better Employee Transaction Interface) is an industry-first technology that further automates and streamlines the payroll process by empowering employees to do their own payroll, which increases efficiencies and reduces errors. Employees already manage all other components of their paychecks, including timecards, expenses, PTO requests and benefits; now they have the convenience within Paycom to process their own payroll, too. By guiding employees to access, view, manage, troubleshoot and approve their paycheck before payroll is submitted, HR can focus on more strategic endeavors.

Payroll and Tax Management. Our payroll application is the foundation of our solution, and all our clients are required to utilize this application to access our other applications. Our payroll application is automatically updated with changes in employee information and offers other time-saving functionality such as batch editing and effective dating. Enhanced payroll grid functionality allows clients to automate and delegate payroll functions to accelerate the processes, giving clients repeatable, reliable payroll processing with additional controls. Our payroll application allows clients to customize the services to fit their specific needs. The application can be accessed at any time to make changes, run payroll and generate custom reports. We also help our clients by handling their payroll taxes and deposits, regulatory correspondence and amendments as well as assisting with penalty and interest disputes.

Paycom Pay®. Paycom Pay eliminates the tedious, risky job of check reconciliation by issuing checks to our clients’ employees that clear from a Paycom bank account, thereby reducing the number of transactions on a client’s general ledger and simplifying bank statement balancing.

Expense Management. Our expense management application eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload or email photos of receipts for reimbursement and expenses are automatically parsed when submitted. Employees can then access an expense dashboard where they can view the status of their submitted expenses through Employee Self-Service. Expenses seamlessly flow through virtual approvals to payroll, and our application provides proper allocation of expenses to the general ledger, reducing manual work for accounting personnel. Organizations gain audit-ready reporting, which is critical when a client needs to know the critical attributes of the expense approval process.

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

Garnishment Administration. Our garnishment administration application mitigates the risk of penalties and lawsuits from employees and agencies, allowing clients to handle communications with garnishment payees and agencies as well as calculate and track garnishment payments.

GL Concierge. Our GL concierge application offers organizations more control and transparency into their payroll general ledger and gives finance professionals intuitive reporting, enriched audit trails, customizable file layouts and real-time alerts. Clients of all sizes can utilize a wide variety of general ledger maps along with an action item alert system that improves the dynamics of their daily operations. With this simplified process, accounting departments can generate mapped GL reports for direct import into various accounting software packages.

Talent Management

Employee Self-Service. Available in English or Spanish, our Employee Self-Service application improves employee engagement by empowering employees to self-manage certain transactions, obtain quick answers to frequent payroll and HR questions, access their pay history, view performance goals and reviews, and view total compensation reports that show their compensation and benefits package. Benefits information and paid time-off accruals also give employees the ability to make informed decisions regarding their benefit selections and time-off requests. Employees can access our self-service software through any device with an internet connection or by downloading the Paycom app on the Google Play® store and the App Store® online store.

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

Position Management. Our position management application provides customizable tools to categorize personnel, increasing consistency and organization company-wide. The system ties job attributes to a specific position within the organization, not an individual employee, which frees up time to focus on people instead of antiquated processes.

My Analytics. The my analytics application offers powerful workforce insight in a variety of report formats. Because we offer an all-in-one solution in a single database, the comprehensive report data provides the workforce intelligence needed to drive human capital decisions at all levels of management. We offer employment predictor reporting as part of the my analytics application. This sophisticated machine learning technology gives an employer greater insight into employees at risk of leaving the organization.

Paycom Learning and Content Subscriptions. Our learning management application delivers a smart, simple, data-driven experience that formalizes and standardizes our clients’ training processes, thereby allowing them to quickly adapt in an ever-changing business environment. Our application provides employees with “anytime, anywhere” access to a central knowledge base where they can access content, share expertise and measure their professional development progress, while its built-in video content creator allows subject-matter experts to share knowledge across the company by empowering them to create, upload and distribute engaging microlearning content quickly and easily. With performance evidence within Paycom Learning, our clients can create a lesson tool that allows their employees to demonstrate knowledge and mastery of a specific skill to confirm they are truly grasping the course material. Managers or trainers then can provide direct input about the employee’s performance, creating a true feedback loop that promotes employee development. In addition to providing the ability to create and upload custom content, we created and launched our own proprietary eLearning content. Paycom Learning clients have immediate access to a library of Paycom-created learning courses, which allows employers to educate their managers and employees quickly and consistently on foundational topics such as workplace violence, discrimination and harassment prevention. Paycom Content Subscriptions are also available with hundreds of courses in English and Spanish. These courses are tailored to organizations across multiple industries.

HR Management

Manager on-the-Go. Our Manager on-the-Go tool gives supervisors and managers the ability to perform a variety of tasks, such as approving time-off requests and expense reimbursements – anytime, anywhere. This feature enhances usage patterns and the interactions within organizations among leaders and employees, while distributing the approval responsibilities more broadly, freeing HR personnel. This tool allows managers and supervisors to, among other things, view their team’s time-off calendar, edit and approve punch-change requests, manage employees’ schedules and respond to employee inquiries through Ask Here. Manager on-the-Go requires no additional login or user information, providing a seamless toggle between Manager on-the-Go, Employee Self-Service and mileage tracker.

Direct Data Exchange. Our comprehensive management analytics tool gives employers insights into efficiencies gained through employee usage of HR technology and provides a real-time return on investment on that usage (based on findings by EY). Using our Direct Data Exchange (DDX) tool, employers not only can see the cost savings associated with changes made by employees, but they can also drill down into specific aspects of our software, including time and attendance, benefits, expenses, time-off requests, tax and payroll modifications, to determine exactly where additional savings can be achieved. This feature allows clients to see organizational employee usage trends arranged by their preferred time frame and total logins (filterable by individuals) to Employee Self-Service through any device.

Ask Here. Our Ask Here tool gives all client employees a direct line of communication to ask work-related questions of their company representatives and receive timely answers, all through the convenience of our self-service technology. Ask Here’s functionality promotes increased engagement by ensuring all inquiries are addressed, any required actions are taken and no follow-ups are required by the employee. This central repository for employee questions has a convenient dashboard, guided inquiry template, ability to attach documents and photos and auto-saved responses for commonly asked questions.

Documents and Checklists. Our document and checklist application is designed to manage employee files and allows employees to digitally sign and view company documents. We securely store client records to meet retention requirements and protect documents from unauthorized access and other disasters that can threaten businesses. Aside from expending fewer resources on paper, printing and file storage, our document and checklist application protects sensitive information and documents by customizing user access levels. In addition, clients can assign checklists to employees for the completion of certain tasks associated with processes such as onboarding and off-boarding.

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

Benefit Enrollment Service. Our benefit enrollment service provides our clients with a dedicated coordinator to help make open enrollment even easier by developing tailored strategies and setting up plans and features within our benefits software offering. The coordinator helps reconcile enrollment and deductions to prepare the client for a successful first payroll of the new plan year.

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

Personnel Action Forms and Performance Discussion Forms. Our personnel action forms (“PAF”) application helps our clients reduce the amount of time and paperwork required to make employee changes, such as pay rate, position and title changes, by allowing managers to complete and approve online personnel action forms, subject to necessary approvals from the HR department. This feature reduces errors, eliminates re-keying of data and automatically populates payroll with an effective date. Performance Discussion Forms, part of our PAF tool, allows clients to manage employee conversations related to a variety of topics, including workplace behavior, development opportunities and paths toward a promotion.

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

Enhanced ACA. Our Affordable Care Act (“ACA”) application provides clients with access to a dashboard that tracks employee count, employee status, health care plan affordability and ACA periods all from one convenient location and enables Paycom to file IRS Forms 1094/1095-B and/or -C. Clients utilizing this application also have access to additional real-time compliance reports, alerts and historical data for audit trail purposes.

Clue™. Our latest innovation, Clue, helps businesses securely collect, track and manage the vaccination and testing data of their workforce. Clue allows employees to easily and quickly enter their vaccination or testing information and also provides automatic reminders and push notifications to help affected employees stay on top of any necessary testing. Clue’s dashboard provides a single, intuitive platform that stores relevant, up-to-date vaccine information and enables organizations to create customized reports to meet different business-specific needs.

Our Clients

We serve a diverse client base in terms of size and industry. We have approximately 33,900 clients, or approximately 17,700 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2021. We stored data for over 5.7 million persons employed by our clients during the year ended December 31, 2021.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM Holding, Inc., Cornerstone OnDemand, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor HCM, Inc., SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc. and other local and regional providers.

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

We sell our solution exclusively through our captive sales force, substantially all of whom have a four-year college degree. We typically recruit sales candidates who have sales experience in non-HCM industries or, with respect to candidates recruited directly from colleges and universities, who have demonstrated an aptitude for sales. Our sales force is comprised of inside sales and field sales personnel, who are organized geographically, and client relations representatives (“CRRs”), who sell additional applications to existing clients. As of the filing of this Form 10-K, we have 55 sales teams (including one team consisting of CRRs and inside sales representatives) located in 28 states and plan to open additional sales offices to further expand our market presence.

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

Streamlined Setup and Onboarding

After electing to deploy our solution, a new client begins our onboarding process with assistance from a team of new client setup specialists and the sales representative responsible for obtaining the client’s business. In addition, we also have a team of transition specialists whose job it is to ensure that the process is performed smoothly, data is collected properly and all relevant employees are fully trained on the system. This team works closely with the client until the client is capable of managing our solution independently, at which time responsibility for the client relationship is transferred to our dedicated CRRs and service specialists. Unlike certain of our competitors, we do not outsource any of our onboarding efforts.

Dedicated Service Specialists

After completing the onboarding process, each client is assigned to a service specialist within a dedicated team. Clients can then contact their dedicated service specialist or a team member if any issues or questions arise. These specialists provide personalized service with a historical knowledge of the clients’ communicated business needs. When appropriate, client questions can be elevated to the specialists with the appropriate application expertise. In addition, our CRRs proactively contact our clients to ensure satisfaction with our solution and introduce additional applications.

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

In November 2021, we renewed a certification based on ISO 22301:2019 criteria, a standard for implementing and managing an effective Business Continuity Management System (BCMS) published by ISO. This international standard for continuity management specifies requirements to plan, implement, operate and continually improve a documented management system to protect against, prepare for, respond to and recover from disruptive incidents when they arise. The certification is valid until January 2023, with continuing assessments taking place annually.

In February 2020, we renewed a certification based on ISO/IEC 27001:2013 criteria, a security standard for Information Security Management Systems published by ISO covering our production, quality assurance and implementation environments. This independent assessment of our conformity to the ISO 27001 standard includes assessing security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. The certification is valid until February 2023, with continuing assessments taking place annually.

In December 2021, we obtained a certification based on ISO 27701:2019 criteria, a standard for establishing, implementing, maintaining and continually improving a Privacy Information Management System (PIMS) published by ISO. This international standard for PIMS specifies PIMS-related requirements and provides guidance for Personally Identifiable Information (PII) controllers and PII processors holding responsibility and accountability for PII processing. The certification is valid until February 2023, with continuing assessments taking place annually.

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

Seasonality

Our revenues are seasonal in nature and generally we expect our first and fourth quarter revenues to be higher than other quarters during the year. Our first quarter recurring revenues are positively impacted by the annual processing of payroll tax filing forms and ACA form filing requirements, such as Form W-2, Form 1099 and Form 1095. We anticipate that our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. Additionally, our fourth quarter recurring revenues are positively impacted by processing unscheduled payroll runs (such as bonuses) for our clients. Nonetheless, we expect the magnitude of these seasonal fluctuations in our revenues to decrease to the extent clients utilize more of our non-payroll applications.

Human Capital

As of December 31, 2021, we employed 5,385 people, substantially all of whom are full-time. Our human capital objectives include attracting, developing and retaining the best talent in the industry. We have been recognized both locally and nationally for providing our employees with an excellent work environment. We strive to provide a workplace that is free from harassment or discrimination, including harassment or discrimination involving race, color, sex, religion, gender, age, national origin, disability, gender identity or expression, sexual orientation, veteran or marital status. We believe that creating this kind of work environment is fundamental to fostering diversity.

Culture and Values

Paycom’s purpose is to create technology that simplifies life for employees. Our purpose guides every aspect of our business and creates a culture that aligns our employees with the core values of our company:

•	We Innovate
•	We Win
•	We Care
•	We Serve
•	We Believe

These values further define us and drive our success. They steer how we work with our clients and each other. Paycom would not be the company it is today without a deep desire to win and innovate new ideas. Our focus on people – including our team members, our clients and their employees – and caring about their experience, health and success, is at the heart of our culture. Our can-do attitude helps us embrace uncertainty with optimism and believe we can achieve what others consider impossible.

Diversity and Inclusion

Our commitment to diversity, inclusion and belonging starts with our goal to attract, retain and develop a workforce that is diverse in background, knowledge, skill and experience. We recognize Paycom plays an important part in the lives of our employees and strive to create an inclusive workplace where employees feel heard, valued and appreciated for who they are. We continue to work toward a diverse workforce at all employee levels, from entry level to executive. The table below summarizes our workforce demographics as of December 31, 2021. The demographic workforce data within the table below, including race and ethnicity, gender and job categories, aligns with the EEO-1 Component 1 data collection reporting requirements outlined by the U.S. Equal Employment Opportunity Commission.

	As of December 31, 2021
	All Employees	First/Mid Level Officials & Managers	Executive/Sr. Level Officials & Managers
Gender:
Female	51.3%	48.5%	45.2%
Male	48.7%	51.5%	54.8%

Race and Ethnicity:
American Indian or Alaskan Native	2.7%	2.2%	—
Asian	9.7%	4.3%	—
Black or African American	8.1%	2.4%	4.8%
Hispanic or Latino	8.6%	4.1%	2.4%
Native Hawaiian or Pacific Islander	0.3%	—	—
Two or more races	4.2%	3.0%	—
White	66.4%	84.0%	92.8%

Training and Development

Through the use of our Paycom learning tool, we empower our employees by providing tailored learning paths in areas such as leadership, diversity and inclusion, technical skills and compliance. During 2021, our employees completed thousands of courses utilizing our Paycom learning tool.

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

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we began transitioning our employees to work-from-home arrangements. Our sales employees have been conducting meetings with current and prospective clients virtually since March 2020, but as prospective clients begin to take meetings in-person, we expect our sales process to include a combination of virtual and in-person meetings. During 2021, we offered our employees online exercise classes and remote work resources and continue to encourage employee feedback utilizing our Paycom surveys tool. As of December 31, 2021, the majority of our employees have returned to our offices, and we continue to maintain our commitment to ensuring our employees’ health, safety and wellness. Refer to “Impact of the COVID-19 Pandemic” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the impact that COVID-19 has had on our business.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM Holding, Inc., Cornerstone OnDemand, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor HCM, Inc., SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc. and other local and regional providers.

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

We believe that our success depends in part on the continued services of our key executives, consisting of Chad Richison, Craig E. Boelte, Jon Evans, Bradley S. Smith and Holly Faurot. Our business could be adversely affected if we fail to retain these key executives. Although the employment arrangements of certain of our key executives contain restrictive covenants, our business could nonetheless be adversely affected if a key executive leaves Paycom and interferes with Paycom’s client, employee and/or other business relationships. In addition, we have not purchased key person life insurance on any of our key executives.

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

Our applications and services are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy, which have become significant issues globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, the Financial Services Modernization Act of 1999, federal and state labor and employment laws, and state data breach notification laws and state privacy laws, such as the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the IBIPA and the CCPA. The IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. The CCPA provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. The CCPA gives California consumers certain rights to be informed of and delete the personal information that we hold, similar to those provided by the European Union’s GDPR. Further, because some of our clients have establishments internationally, the GDPR and other foreign data privacy laws may impact our processing of certain client and employee information. Failure to comply with data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition. Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm.

The CPRA, which expands upon the CCPA and was passed in California in 2020, is scheduled to go into effect in 2023. Virginia and Colorado recently passed their own consumer data privacy statutes modeled on the CCPA, which are also scheduled to go into effect in 2023. In addition, there are a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Newly-passed legislative and regulatory initiatives may adversely affect the ability of our clients to process, handle, store, use and transmit demographic and personal information from their employees, which could reduce demand for our solution.

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

Furthermore, privacy concerns may cause our clients’ employees to resist providing the personal data necessary to allow our clients and their employees to use our applications and services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our applications and services in certain industries.

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

We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. The modification or repeal of certain provisions of the ACA could harm our business, operating results and financial condition. If the ACA is modified to eliminate the employer reporting requirements, or if the ACA is repealed and replaced with new legislation that does not include similar employer reporting requirements, we will no longer generate revenues in connection with processing and filing Forms 1094 and 1095 on behalf of clients. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 2% of total projected revenues for the year ending December 31, 2022. Further, uncertainty regarding the potential future modification, repeal or replacement of the ACA could adversely affect our ability to sell our Enhanced ACA application to new clients.

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

We have historically experienced seasonality in our revenues. A significant portion of our recurring revenues relate to the annual processing of payroll tax filing forms such as Form W-2 and Form 1099 and the annual processing and filing of ACA-related forms. These forms are typically processed in the first quarter of the year and, as a result, positively impact first quarter recurring revenues. In addition, unscheduled payroll runs at the end of the year (such as bonuses) have a positive impact on our recurring revenues in the fourth quarter. Although we expect the magnitude of seasonal fluctuations in our revenues to decrease in the future to the extent clients utilize more of our non-payroll applications, seasonal fluctuations in certain of our operating results and financial metrics may make such results and metrics difficult to predict.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2021, we had recorded a total of $51.9 million of goodwill and $58.0 million of other intangible assets, net. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact our business, results of operations, cash flows, financial condition and liquidity. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to:

•	the duration and scope of the pandemic, including with respect to the emergence of different COVID-19 variants;
•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•	the impact of business disruptions and reductions in headcount on our clients and the resulting impact on their demand for our services and solution;
•	the increase in business failures among businesses that we serve;
•	our clients’ ability to pay for our services and solutions; and
•	our ability to provide our services and solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.

Our clients are sensitive to negative changes in economic conditions. Across many industries, temporary and permanent business closures as well as business occupancy limitations resulted in significant layoffs and employee furloughs beginning in late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, our recurring revenue has been negatively impacted by headcount reductions among our client base.

In order to spur economic activity to counteract the adverse effects of the COVID-19 pandemic, the Federal Open Market Committee lowered its target for the federal funds rate in March 2020. Due to significantly lower average interest rates in 2021, as compared to 2020, interest earned on funds held for clients for the year ended December 31, 2021 decreased from the year ended December 31, 2020, which had a negative effect on recurring revenue growth. We expect that the foregoing adverse economic factors will continue to have a negative impact on recurring revenues in future periods for so long as such conditions persist. Further, the impact of the pandemic on our recurring revenues combined with our deliberate, increased level of investment to drive the growth of our business may negatively affect net income.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. In March 2020, we began transitioning our employees to work-from-home arrangements. During the fourth quarter of 2021, the majority of our employees returned to our offices. We may implement work-from-home arrangements again if we determine that such arrangements are in the best interests of our employees or if such arrangements are required by government authorities. Remote work arrangements may create increased operational risk, including data security risk, as cybercriminals attempt to profit from the disruptions in typical operations. Our sales employees have been conducting meetings with current and prospective clients virtually since March 2020, but as prospective clients begin to take meetings in-person, we expect our sales process to include a combination of virtual and in-person meetings. If clients and client prospects are not as willing or available to engage via video conference and teleconference, this shift in our sales process could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

Even after the COVID-19 outbreak has subsided, depending upon its duration and frequency of recurrence, the emergence of different COVID-19 variants and the governmental policies in response thereto, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that may occur or be continuing as a result. We continue to monitor and evaluate the extent to which COVID-19 has impacted us and our employees and clients, and the extent to which it and other emerging developments are expected to impact us in the future.

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

Our corporate headquarters is an approximately 500,000-square-foot campus located on over 150 acres of Company-owned property in Oklahoma City, Oklahoma. In November 2021, we signed a construction contract for a new building at our Oklahoma City headquarters. In addition to housing two fully redundant data centers at our corporate headquarters, we operate another fully redundant data center at a leased property near Dallas, Texas. During 2021, we completed the construction of our new, expanded operations facility on approximately 14 acres of Company-owned property in Grapevine, Texas.

As of December 31, 2021, we lease offices in 27 states. We believe that these facilities are suitable for our current operations and, upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

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

Our common stock is traded on the NYSE under the symbol “PAYC.” As of February 8, 2022, there were approximately 2,505 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P 1500 Application Software Index during the five-year period commencing on December 31, 2016 and ending on December 31, 2021. The graph assumes that $100 was invested in our common stock and in each of the comparative indices at the beginning of the period, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return
$1,280.00
$1,240.00
$1,200.00
$1,160.00
$1,120.00
$1,080.00
$1,040.00
$1,000.00
$960.00
$920.00
$880.00
$840.00
$800.00
$760.00
$720.00
$680.00
$640.00
$600.00
$560.00
$520.00
$480.00
$440.00
$400.00
$360.00
$320.00
$280.00
$240.00
$200.00
$160.00
$120.00
$80.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Paycom Software, Inc.
S&P 500
S&P 1500 Application Software

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2021 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2021(2)	6,644	$547.85	6,644	$267,077,000
November 1 - 30, 2021(2)	1,613	$485.58	1,613	$266,294,000
December 1 - 31, 2021(2)	17	$418.59	17	$266,287,000
Total	8,274		8,274

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

Item 6.Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited and unaudited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the year ended December 31, 2021. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth. In January 2022, we added new sales teams in Las Vegas, Jacksonville, New England and South Jersey, bringing our total to 55 sales teams (including one team consisting of CRRs and inside sales representatives) located in 28 states. We plan to open additional sales offices in the future and leverage virtual sales meetings to further expand our market presence.

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

Based on our total revenues, we have grown at a 25% compound annual growth rate from January 1, 2018 through December 31, 2021. Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses. Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases.

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is an example of legislation that has created demand in the HCM industry. We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 2% of total projected revenues for the year ending December 31, 2022.

For each of the years ended December 31, 2021, 2020 and 2019, our gross margin was approximately 85%. Although our gross margin may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margin will remain relatively consistent in future periods.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and many such restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate. In March 2020, we began transitioning our employees to work-from-home arrangements. During the fourth quarter of 2021, the majority of our employees returned to our offices. Our sales employees have been conducting meetings with current and prospective clients virtually since March 2020, but as prospective clients begin to take meetings in-person, we expect our sales process to include a combination of virtual and in-person meetings. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

The COVID-19 pandemic has disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations resulted in significant layoffs and employee furloughs beginning in late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, our recurring revenue has been negatively impacted by headcount reductions among our client base.

Between August 2019 and March 2020, the Federal Open Market Committee reduced the target range for short-term interest rates several times, with the most significant rate cut occurring in March 2020 to support the economy and potentially reduce the impacts of the COVID-19 pandemic. Due to significantly lower average interest rates during 2021, as compared to 2020, interest earned on funds held for clients for the year ended December 31, 2021 decreased from the year ended December 31, 2020, which had a negative effect on recurring revenue growth.

Demand for our solution remains high and, despite the economic challenges brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy. Prior to the COVID-19 pandemic, our sales force frequently met with prospective clients in-person to sell our solution. The remote work environment has presented an opportunity for our sales force, in that each sales employee is able to meet virtually with a greater number of client prospects in a given day than he or she would if conducting only in-person meetings. Internally, all applications within the Paycom solution, and more specifically Employee Self-Service, Manager on-the-Go, Documents and Checklists, Clue, Ask Here and our enhanced Learning Management System, were instrumental in our ability to seamlessly manage and communicate with our remote workforce. As many clients transitioned their workforces to work-from-home arrangements, we believe they too recognized the benefits of these applications and our focus on employee usage, as well as the strengths and advantages of our single database solution. In contrast, we believe the remote work environment has exposed the weaknesses and disadvantages arising from the combination of disparate systems offered by some of our competitors. We will continue to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share.

We are monitoring developments related to U.S. federal, state and local vaccination mandates and testing requirements and are evaluating the impact such mandates and requirements may have on our business and results of operations, including any potential impact on our employees or the employees of our clients. We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the emergence of different COVID-19 variants, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Further, while our revenue and earnings are relatively predictable, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2021	2020	2019
Key performance indicators:
Clients	33,875	30,994	26,527
Clients (based on parent company grouping)	17,703	16,063	13,581
Sales teams	51	50	50
Annual revenue retention rate	94%	93%	93%

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

Recurring revenues include revenues relating to the annual processing of payroll tax filing forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. These payroll forms are typically processed in the first quarter of the year and many of our clients are subject to ACA form filing requirements in the first quarter, which positively impacts first quarter revenues and margins. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, our recurring revenues during the fourth quarter are positively impacted by unscheduled payroll runs for our clients that occur before the end of the year. Nonetheless, we expect the magnitude of these seasonal fluctuations in our revenues to decrease to the extent clients utilize more of our non-payroll applications.

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

Implementation and Other Revenues

Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at inception and upon the addition of certain incremental applications for existing clients. These fees generally range from 10% to 30% of the annualized value of the transaction. Implementation revenues are recognized as deferred revenue and amortized into income over the life of the client, which is estimated to be ten years, and other revenues are recognized upon shipment of time clocks. Implementation and other revenues comprised approximately 1.8% and 1.9% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

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

Administrative Expenses

Administrative expenses consist of sales and marketing, research and development, general and administrative and depreciation and amortization. Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff (such as the amortization of commissions and bonuses and non-cash stock-based compensation expenses), marketing expenses and other related costs. Based on positive results from our advertising campaigns, we plan to continue to invest in our marketing program and may adjust spending levels in future periods as we see opportunities for favorable returns on our investments. Research and development expenses consist primarily of employee-related expenses (including non-cash stock-based compensation expenses) for our development staff, net of capitalized software costs for internally developed software. We expect to grow our research and development efforts as we continue to broaden our payroll and HR solution offerings and extend our technological solutions by investing in the development of new applications and enhancements for existing applications. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources and management information systems personnel (including non-cash stock-based compensation expenses), legal costs, professional fees and other corporate expenses. Depreciation and amortization expenses consist of (i) the amount of depreciation and amortization of property and equipment allocated to administrative expenses (based upon an estimate of assets used to support our selling, general and administrative functions) and (ii) amortization of intangible assets.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021, for a discussion of results for the year ended December 31, 2019, including a discussion of the changes in our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

	Year Ended December 31,
	2021		2020		% Change
Revenues
Recurring	$1,036,691	98.2%	$825,856	98.1%	25.5%
Implementation and other	18,833	1.8%	15,578	1.9%	20.9%
Total revenues	1,055,524	100.0%	841,434	100.0%	25.4%
Cost of revenues
Operating expenses	130,475	12.3%	97,778	11.6%	33.4%
Depreciation and amortization	31,411	3.0%	25,768	3.1%	21.9%
Total cost of revenues	161,886	15.3%	123,546	14.7%	31.0%
Administrative expenses
Sales and marketing	275,994	26.1%	235,716	28.0%	17.1%
Research and development	118,426	11.2%	90,244	10.7%	31.2%
General and administrative	209,840	19.9%	178,200	21.2%	17.8%
Depreciation and amortization	35,811	3.4%	27,605	3.3%	29.7%
Total administrative expenses	640,071	60.6%	531,765	63.2%	20.4%
Total operating expenses	801,957	75.9%	655,311	77.9%	22.4%
Operating income	253,567	24.1%	186,123	22.1%	36.2%
Interest expense	—	0.0%	(19)	0.0%	-100.0%
Other income (expense), net	2,395	0.2%	(168)	0.0%	1525.6%
Income before income taxes	255,962	24.3%	185,936	22.1%	37.7%
Provision for income taxes	60,002	5.7%	42,483	5.1%	41.2%
Net income	$195,960	18.6%	$143,453	17.0%	36.6%

Revenues

The increase in total revenues for the year ended December 31, 2021 from the year ended December 31, 2020 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, our tax forms filing business in the first quarter of 2021 contributed to the increase in total revenues for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The COVID-19 pandemic has resulted in, and may continue to result in, headcount fluctuations across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the year ended December 31, 2021 described above were impacted by the headcount fluctuations within our client base. The negative effects on our client revenue of lower headcount resulting from the pandemic were more than offset by headcount additions from new clients added since the beginning of the pandemic and modestly improved headcount levels among our pre-pandemic client base beginning in the second quarter of 2021. Significantly lower average interest rates during the year ended December 31, 2021 as compared to the year ended December 31, 2020, had a negative effect on recurring revenue growth for the year ended December 31, 2021. We expect that the foregoing adverse macroeconomic factors may continue to have a negative effect on recurring revenues in future periods for so long as such conditions persist.

The increase in implementation and other revenues for the year ended December 31, 2021 from the year ended December 31, 2020 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the year ended December 31, 2021, operating expenses increased from the prior year by $32.7 million due to a $23.8 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel, a $5.6 million increase in shipping and supplies fees and a $3.2 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $5.6 million, or 22%, primarily due to the development of additional technology and purchases of other related fixed assets.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2021, sales and marketing expenses increased from the prior year by $40.3 million due to a $34.1 million increase in employee-related expenses, including commissions and bonuses, and a $6.2 million increase in marketing and advertising expense. Based on positive results from our advertising campaigns, we plan to continue to invest in our marketing program and may adjust spending levels in future periods as we see opportunities for favorable returns on our investments.

Research and development

During the year ended December 31, 2021, research and development expenses increased $28.2 million from the prior year primarily due to an increase in employee-related expenses.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	% Change
Capitalized portion of research and development	$52,876	$43,789	21%
Expensed portion of research and development	118,426	90,244	31%
Total research and development costs	$171,302	$134,033	28%

General and administrative

During the year ended December 31, 2021, general and administrative expenses increased by $31.6 million from the prior year due to a $36.8 million increase in employee-related expenses, including a $10.2 million increase in non-cash stock-based compensation expense, which increase was partially offset by a $5.2 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

	Year Ended December 31,
	2021	2020	% Change
Non-cash stock-based compensation expense
Operating expenses	$4,570	$5,185	-12%
Sales and marketing	13,801	14,376	-4%
Research and development	7,527	9,107	-17%
General and administrative	71,608	61,440	17%
Total non-cash stock-based compensation expense	$97,506	$90,108	8%

During the year ended December 31, 2021, our non-cash stock-based compensation expense increased $7.4 million from the prior year due an increase in both the number of employees who received awards and the grant date fair value associated with issuances in 2021. The accelerated vesting of restricted stock subject to market-based vesting conditions also contributed to the increase in our non-cash stock-based compensation expense.

Depreciation and Amortization

During the year ended December 31, 2021, depreciation and amortization expense increased from the prior year primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decrease in interest expense for the year ended December 31, 2021 was due to the timing of the completion of our expanded operations facility in Grapevine, Texas, which resulted in a higher capitalization rate of interest in 2021.

Other Income (Expense), net

The change in other income (expense), net for the year ended December 31, 2021 was primarily due to the increase in the fair value of our interest rate swap as compared to the year ended December 31, 2020.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 23% for both the years ended December 31, 2021 and 2020.

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

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for construction projects at our corporate headquarters and other facilities from available cash, we have incurred indebtedness for a portion of these costs. We anticipate funding our recently announced building expansion at our Oklahoma City headquarters from available cash. Further, all purchases under our stock repurchase plans were paid for from available cash. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

Term Credit Agreement. As of December 31, 2021, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank. All Term Loans were used to finance construction projects at our corporate headquarters. Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we are required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type. As of December 31, 2021, we were in compliance with all covenants set forth in the Term Credit Agreement.

Interest Rate Swap Agreement. In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of income. For the year ended December 31, 2021 we recorded a gain of $1.4 million, for the change in fair value of the interest rate swap and for the year ended December 31, 2020, we recorded a loss of $1.4 million, for the change in fair value of the interest rate swap. The change in fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of income.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%, in each case subject to certain conditions set forth in the Revolving Credit Agreement. As of December 31, 2021, we did not have any borrowings outstanding under the Facility.

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

During the year ended December 31, 2021, we repurchased an aggregate of 163,849 shares of common stock at an average cost of $400.24 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $65.6 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan. As of December 31, 2021, there was $266.3 million available for repurchases. The stock repurchase plan will expire on May 13, 2023.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. During 2021, we completed the construction of our new Texas operations facility in Grapevine, Texas. Capital expenditures related to the construction of the facility began in the second quarter of 2019. On November 3, 2021, we signed a construction contract for another building at our Oklahoma City headquarters. We estimate that the total cost of the project will be between $60 million and $70 million and we expect construction will take approximately two years to complete. In addition, we have purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we have committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$319,362	$227,207	41%
Investing activities	(257,670)	(117,877)	119%
Financing activities	165,724	(165,909)	200%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$227,416	$(56,579)	502%

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2021 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the year ended December 31, 2020, our operating cash flows for the year ended December 31, 2021 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2021 increased from the prior year period due to a $66.1 million increase in purchases of short-term investments from funds held for clients, a $41.6 million decrease in proceeds from maturities of short-term investments from funds held for clients, a $26.6 million increase in cash used for purchases of property and equipment as well as a $5.5 million increase in purchases of intangible assets related to the naming rights agreement.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2021 increased from the prior year period primarily due to the impact of a $282.4 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf as well as a $52.0 million decrease in common stock repurchases. The increase in cash flows provided by financing activities was slightly offset by a $2.8 million increase in withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of long-term debt and leases for office space. As discussed within “Note 4. Goodwill and Intangible Assets, Net”, we have entered into a naming rights agreement pursuant to which we have committed to pay an annual fee escalating annually from $4.0 million in 2021 to $6.1 million in 2035 in exchange for arena naming rights and other associated benefits. We disclose our long-term debt in “Note 6. Long-term Debt, Net” and our commitments and contingencies in “Note 12. Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this Form 10-K. In November 2021, we signed a construction contract for a new building at our Oklahoma City headquarters. We estimate that the total cost of the project will be between $60 million and $70 million and we expect construction will take approximately two years to complete.

We plan to continue to lease additional office space to support our growth. In addition, many of our existing lease agreements provide us with the option to renew. When applicable, our future operating lease obligations include payments due during any renewal period provided for in the lease where the lease imposes a penalty for failure to renew. Additional details on our leases, including the related future cash outflows, are included within “Note 5. Leases” in the notes to our consolidated financial statements included elsewhere within this Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition are described below. On an ongoing basis, we evaluate our estimates and assumptions to ensure that management believes them to be reasonable under the then-current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

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

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks, Onboarding, E-Verify and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting, Geofencing/Geotracking and Microfence tools and applications. Payroll includes Beti, Payroll and Tax Management, Paycom Pay, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go, Direct Data Exchange, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue applications.

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

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting units had declined below its carrying value. In the qualitative assessment, we consider the macroeconomic conditions, including any deterioration of general economic conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation. Based on our assessment, there was no impairment recorded as of June 30, 2021. For the years ended December 31, 2021, 2020 and 2019, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2021, 2020 and 2019.

Market-Based Restricted Stock Awards and Performance-Based Restricted Stock Units

We measure non-cash stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock awards and units issued by using a Monte Carlo simulation model. This model considers various subjective assumptions as inputs, and represent our best estimates, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life. The valuation model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our market-based stock awards and performance-based restricted stock units and the associated compensation expense. Refer to Note 11 in the notes to our consolidated financial statements for further information regarding our stock-based compensation awards.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021, for a presentation of the 2019 amounts:

	Year Ended December 31,
	2021	2020
Net income to adjusted EBITDA:
Net income	$195,960	$143,453
Interest expense	—	19
Provision for income taxes	60,002	42,483
Depreciation and amortization	67,222	53,373
EBITDA	323,184	239,328
Non-cash stock-based compensation expense	97,506	90,108
Change in fair value of interest rate swap	(1,403)	1,380
Adjusted EBITDA	$419,287	$330,816

	Year Ended December 31,
	2021	2020
Net income to non-GAAP net income:
Net income	$195,960	$143,453
Non-cash stock-based compensation expense	97,506	90,108
Change in fair value of interest rate swap	(1,403)	1,380
Income tax effect on non-GAAP adjustments	(31,652)	(31,415)
Non-GAAP net income	$260,411	$203,526

Weighted average shares outstanding:
Basic	57,885	57,620
Diluted	58,191	58,285

Earnings per share, basic	$3.39	$2.49
Earnings per share, diluted	$3.37	$2.46
Non-GAAP net income per share, basic	$4.50	$3.53
Non-GAAP net income per share, diluted	$4.48	$3.49

	Year Ended December 31,
	2021	2020
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$3.39	$2.49
Non-cash stock-based compensation expense	1.68	1.56
Change in fair value of interest rate swap	(0.02)	0.02
Income tax effect on non-GAAP adjustments	(0.55)	(0.54)
Non-GAAP net income per share, basic	$4.50	$3.53

	Year Ended December 31,
	2021	2020
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$3.37	$2.46
Non-cash stock-based compensation expense	1.68	1.55
Change in fair value of interest rate swap	(0.02)	0.02
Income tax effect on non-GAAP adjustments	(0.55)	(0.54)
Non-GAAP net income per share, diluted	$4.48	$3.49

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $278.0 million as of December 31, 2021. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As described elsewhere in this Form 10-K, the Term Loans made under the Term Credit Agreement bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As a result, we are exposed to increased interest rate risk. To mitigate the increased interest rate risk, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement has effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans. As of December 31, 2021, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As described elsewhere in this Form 10-K, the Revolving Credit Agreement, as amended, provides for a Facility in the aggregate amount of $75.0 million, which may be increased to up to $125.0 million. Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. As of December 31, 2021, we have not made any draws under the Facility. To the extent we make draws under the Facility in the future, we may be exposed to increased interest rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022 expressed an unqualified opinion.

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

Our audit procedures related to the estimated life of the Company’s client relationships included the following, among others. We tested the design and operating effectiveness of controls relating to management’s annual review of the reasonableness of the estimated life of a client relationship, including controls over the completeness of key inputs in the calculation and the review of the methodology applied by the Company’s third-party specialist. With the assistance of a valuation specialist, we tested the methodologies used in determining the appropriateness of the estimated life by evaluating the relationship between the average life of a client and the associated attrition rate for reasonableness. This included reperforming the calculation and verifying that all provided historical data was utilized in the analysis. We also performed procedures over the data utilized in the analysis, including comparing a sample of historical data to previously audited information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Oklahoma City, Oklahoma

February 17, 2022

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$277,978	$151,710
Accounts receivable	9,490	9,130
Prepaid expenses	23,729	17,854
Inventory	1,131	1,151
Income tax receivable	16,413	10,447
Deferred contract costs	76,724	60,819
Current assets before funds held for clients	405,465	251,111
Funds held for clients	1,846,573	1,613,494
Total current assets	2,252,038	1,864,605
Property and equipment, net	348,953	285,218
Intangible assets, net	58,028	319
Goodwill	51,889	51,889
Long-term deferred contract costs	461,852	371,357
Other assets	42,385	34,524
Total assets	$3,215,145	$2,607,912
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,772	$6,787
Accrued commissions and bonuses	22,357	13,703
Accrued payroll and vacation	34,259	24,529
Deferred revenue	16,277	13,567
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	63,397	44,175
Current liabilities before client funds obligation	143,837	104,536
Client funds obligation	1,846,573	1,613,494
Total current liabilities	1,990,410	1,718,030
Deferred income tax liabilities, net	145,504	112,598
Long-term deferred revenue	85,149	73,259
Net long-term debt, less current portion	27,380	29,119
Other long-term liabilities	72,988	19,263
Total long-term liabilities	331,021	234,239
Total liabilities	2,321,431	1,952,269
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,298 and 61,861 shares issued at December 31, 2021 and December 31, 2020, respectively; 58,012 and 57,739 shares outstanding at December 31, 2021 and December 31, 2020, respectively)	623	618
Additional paid-in capital	465,594	357,908
Retained earnings	915,579	719,619
Treasury stock, at cost (4,286 and 4,122 shares at December 31, 2021 and December 31, 2020, respectively)	(488,082)	(422,502)
Total stockholders’ equity	893,714	655,643
Total liabilities and stockholders’ equity	$3,215,145	$2,607,912

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Recurring	$1,036,691	$825,856	$724,428
Implementation and other	18,833	15,578	13,243
Total revenues	1,055,524	841,434	737,671
Cost of revenues
Operating expenses	130,475	97,778	89,336
Depreciation and amortization	31,411	25,768	20,411
Total cost of revenues	161,886	123,546	109,747
Administrative expenses
Sales and marketing	275,994	235,716	179,286
Research and development	118,426	90,244	73,080
General and administrative	209,840	178,200	127,534
Depreciation and amortization	35,811	27,605	21,800
Total administrative expenses	640,071	531,765	401,700
Total operating expenses	801,957	655,311	511,447
Operating income	253,567	186,123	226,224
Interest expense	—	(19)	(940)
Other income (expense), net	2,395	(168)	803
Income before income taxes	255,962	185,936	226,087
Provision for income taxes	60,002	42,483	45,511
Net income	$195,960	$143,453	$180,576
Earnings per share, basic	$3.39	$2.49	$3.14
Earnings per share, diluted	$3.37	$2.46	$3.09
Weighted average shares outstanding:
Basic	57,885	57,620	57,561
Diluted	58,191	58,285	58,395

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2018	60,747	$607	$203,680	$395,590	3,470	$(265,124)	$334,753
Vesting of restricted stock	603	6	(6)	—	—	—	—
Stock-based compensation	—	—	53,827	—	—	—	53,827
Repurchases of common stock	—	—	—	—	219	(42,528)	(42,528)
Net income	—	—	—	180,576	—	—	180,576
Balances at December 31, 2019	61,350	$613	$257,501	$576,166	3,689	$(307,652)	$526,628
Vesting of restricted stock	511	5	(5)	—	—	—	—
Stock-based compensation	—	—	100,412	—	—	—	100,412
Repurchases of common stock	—	—	—	—	433	(114,850)	(114,850)
Net income	—	—	—	143,453	—	—	143,453
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	4,122	$(422,502)	$655,643
Vesting of restricted stock	437	5	(5)	—	—	—	—
Stock-based compensation	—	—	107,691	—	—	—	107,691
Repurchases of common stock	—	—	—	—	164	(65,580)	(65,580)
Net income	—	—	—	195,960	—	—	195,960
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	4,286	$(488,082)	$893,714

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$195,960	$143,453	$180,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,222	53,373	42,211
Accretion of discount on available-for-sale securities	(452)	(1,563)	(940)
Non-cash marketing expense	1,051	—	—
Loss on disposition of property and equipment	146	—	—
Amortization of debt issuance costs	36	36	35
Stock-based compensation expense	97,506	90,108	47,268
Cash paid for derivative settlement	(741)	(613)	(81)
(Gain)/loss on derivative	(662)	1,993	1,456
Deferred income taxes, net	32,906	21,381	21,011
Changes in operating assets and liabilities:
Accounts receivable	(360)	168	(5,884)
Prepaid expenses	(5,875)	(4,293)	(5,903)
Inventory	481	(41)	(403)
Other assets	(7,862)	(1,720)	(3,555)
Deferred contract costs	(103,356)	(89,776)	(76,204)
Accounts payable	(660)	1,529	(221)
Income taxes, net	(5,966)	(6,427)	(58)
Accrued commissions and bonuses	8,654	1,360	1,672
Accrued payroll and vacation	9,730	9,659	4,129
Deferred revenue	14,600	10,582	11,593
Accrued expenses and other current liabilities	17,004	(2,002)	7,561
Net cash provided by operating activities	319,362	227,207	224,263
Cash flows from investing activities
Purchases of short-term investments from funds held for clients	(398,819)	(332,756)	(195,811)
Proceeds from maturities of short-term investments from funds held for clients	267,341	308,981	69,200
Purchases of intangible assets	(5,500)	—	—
Purchases of property and equipment	(120,692)	(94,102)	(92,934)
Net cash used in investing activities	(257,670)	(117,877)	(219,545)
Cash flows from financing activities
Repurchases of common stock	—	(52,040)	—
Withholding taxes paid related to net share settlements	(65,580)	(62,811)	(42,528)
Payments on long-term debt	(1,775)	(1,775)	(1,775)
Net change in client funds obligation	233,079	(49,283)	694,991
Payment of debt issuance costs	—	—	(16)
Net cash provided by (used in) financing activities	165,724	(165,909)	650,672
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	227,416	(56,579)	655,390
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,585,275	1,641,854	986,464
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,812,691	$1,585,275	$1,641,854

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows, continued

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$277,978	$151,710	$133,667
Restricted cash included in funds held for clients	1,534,713	1,433,565	1,508,187
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,812,691	$1,585,275	$1,641,854

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$2	$—	$891
Cash paid for income taxes	$33,068	$27,530	$24,566
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$7,581	$837	$7,451
Stock-based compensation for capitalized software	$7,141	$6,655	$4,757
Right of use assets obtained in exchange for operating lease liabilities	$14,141	$9,693	$14,000

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

Adoption of New Accounting Pronouncements

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

Accounts Receivable

We generally collect revenues from our clients through an automatic deduction from the clients’ bank accounts at the time payroll processing occurs. Accounts receivable on our consolidated balance sheets generally consists of revenue fees related to the last business day of the year, which are collected on the following business day. As accounts receivable are collected via automatic deduction on the following business day, the Company has not recognized an allowance for doubtful accounts.

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

We capitalize interest costs incurred related to construction in progress. For the years ended December 31, 2021, 2020 and 2019, we incurred interest costs of $1.4 million, $1.5 million and $1.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, interest costs of $1.4 million, $1.5 million and $0.6 million, respectively, were capitalized.

Leases

Our leases primarily consist of noncancellable operating leases for office space. We recognize a right-of-use asset and operating lease liability on the lease commencement date based on the present value of the lease payments over the lease term. Operating lease liabilities are measured by discounting future lease payments at an estimated incremental borrowing rate. Right-of-use assets are amortized over the lease term and include adjustments related to prepaid rent.

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

The total capitalized payroll costs related to internal use computer software projects were $52.9 million and $43.8 million during the years ended December 31, 2021 and 2020, respectively, and are included in property and equipment. Amortization expense of capitalized software costs were $36.5 million, $27.1 million and $19.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Derivatives

In December 2017, we entered into a floating-to-fixed rate swap agreement to limit the exposure to interest rate risk related to our debt. Our interest rate swap effectively converts a portion of the variable interest rate payments to fixed interest rate payments. We do not hold derivative instruments for trading or speculative purposes. We have not elected to designate the interest rate swap as a hedge. Changes in the fair value of the derivative are recognized in Other income (expense), net in our consolidated statements of income.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting unit had declined below its carrying value. In the qualitative assessment, we consider the macroeconomic conditions, including any deterioration of general economic conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation. Based on our assessment, there was no impairment recorded as of June 30, 2021. For the years ended December 31, 2021, 2020 and 2019, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the years ended December 31, 2021, 2020 and 2019.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of December 31, 2021 and December 31, 2020, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in May 2021, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock. As of December 31, 2021 there was $266.3 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on May 13, 2023.

During the year ended December 31, 2021, we repurchased an aggregate of 163,849 shares of our common stock at an average cost of $400.24 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. During the year ended December 31, 2020, we repurchased an aggregate of 432,897 shares of our common stock at an average cost of $265.31 per share, including 188,466 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks, Onboarding, E-Verify and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting, Geofencing/Geotracking and Microfence tools and applications. Payroll includes Beti, Payroll and Tax Management, Paycom Pay, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go, Direct Data Exchange, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue applications.

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

Changes in deferred revenue related to material right performance obligations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$86,826	$76,244
Deferral of revenue	38,580	29,005
Recognition of unearned revenue	(23,980)	(18,423)
Balance, end of period	$101,426	$86,826

We expect to recognize $16.1 million of deferred revenue related to material right performance obligations in 2022, $15.6 million in 2023, and $69.7 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following tables present the asset balances and related amortization expense for these contract costs:
	As of and for the Year Ended December 31, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$232,583	$77,644	$(37,308)	$272,919
Costs to fulfill a contract	$199,593	$96,728	$(30,664)	$265,657

	As of and for the Year Ended December 31, 2020
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$194,964	$68,149	$(30,530)	$232,583
Costs to fulfill a contract	$143,788	$78,477	$(22,672)	$199,593

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2021, 2020 and 2019 were $71.6 million, $66.9 million and $25.9 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are recognized on a net basis, and therefore, excluded from revenues. For the years ended December 31, 2021, 2020 and 2019, sales taxes collected were $11.9 million, $9.7 million and $8.3 million, respectively.

Employee Stock-Based Compensation

Time-based stock compensation awards to employees are recognized on a straight-line basis over the applicable vesting period as compensation costs in the consolidated statements of income based on their fair values measured as of the date of grant. Market-based stock compensation awards to employees are recognized on a straight-line basis over the applicable estimated vesting period as compensation costs in the consolidated statements of income based on their fair value as of the date of the grant unless vesting occurs sooner at which time the remaining respective unrecognized compensation cost is recognized. Performance-based restricted stock compensation awards are recognized on a straight-line basis over the applicable vesting period as compensation costs in the consolidated statements of income based on their fair values measured as of the date of grant. Forfeitures related to our stock-based compensation awards are recognized as they occur.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

We file income tax returns with the United States federal government and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that do not meet this threshold. Our policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018.

Seasonality

Our revenues are seasonal in nature and generally we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year. Recurring revenues include revenues relating to the annual processing of payroll tax filing forms and ACA form filing requirements, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. As payroll tax forms are typically processed in the first quarter of the year, first quarter recurring revenues and margins are positively impacted. In addition, unscheduled payroll runs at the end of the year (such as bonuses) often result in increased recurring revenues in the fourth quarter. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Our interest-bearing notes bear interest at our option, at either (a) a prime rate plus 1.0% or (b) fluctuating interest rates based on a one-month USD LIBOR rate. Once the one-month USD LIBOR rate ceases to exist, we will have to renegotiate our loan documents and cannot predict what alternative index would be negotiated with our lenders. ASU 2020-04 is currently effective and we plan to adopt and apply ASU 2020-04 prospectively to contract modifications made on or before December 31, 2022. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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
3.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	December 31, 2021	December 31, 2020
Property and equipment
Software and capitalized software costs	$199,470	$144,190
Buildings	172,807	115,772
Computer equipment	102,509	68,181
Rental clocks	30,313	25,474
Furniture, fixtures and equipment	24,971	19,829
Other	16,397	7,016
	546,467	380,462
Less: accumulated depreciation and amortization	(242,652)	(178,111)
	303,815	202,351
Construction in progress	11,342	53,833
Land	33,796	29,034
Property and equipment, net	$348,953	$285,218

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the years ended December 31, 2021 and 2020, we capitalized $52.9 million and $43.8 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress. For the years ended December 31, 2021, 2020 and 2019, we incurred interest costs of $1.4 million, $1.5 million and $1.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, interest cost of $1.4 million, $1.5 million and $0.6 million, respectively, was capitalized. Included in the construction in progress balance at December 31, 2021 and 2020 is $0.1 million and $3.5 million in retainage, respectively.

Depreciation and amortization expense for property and equipment, net was $64.7 million, $53.2 million and $42.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
4.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both December 31, 2021 and 2020, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We have elected to perform a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of either June 30, 2021 or 2020. As of December 31, 2021 and 2020, there were no indicators of impairment.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following table presents the components of intangible assets within our consolidated balance sheets:

	December 31, 2021
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.8	$60,199	$(2,278)	$57,921
Trade name	0.5	3,194	(3,087)	107
Total		$63,393	$(5,365)	$58,028

	December 31, 2020
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Trade name	1.5	$3,194	$(2,875)	$319
Total		$3,194	$(2,875)	$319

Amortization of intangible assets for the years ended December 31, 2021, 2020 and 2019 was $2.5 million, $0.2 million and $0.2 million, respectively. We estimate the aggregate amortization expense will be $4.0 million in 2022, and $3.9 million for each of 2023, 2024, 2025 and 2026, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

5.	LEASES

The Company’s leases primarily consist of noncancellable operating leases for office space with contractual terms expiring from 2022 to 2027. All of our leases are operating leases and, as a lessee, we have not entered into any sublease agreements. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to five years, it is not reasonably certain that any such options will be exercised due, in part, to the dynamic nature of our sales force and rate of growth. Some of our leases contain termination options that are not reasonably certain to be exercised. If a renewal or termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period. None of our leases contain residual value guarantees, substantial restrictions or covenants.

The table below presents the lease assets and liabilities as of December 31, 2021 and December 31, 2020.

Balance Sheet location	December 31, 2021	December 31, 2020
Other assets	$29,841	$26,481
Lease liabilities:
Accrued expenses and other current liabilities	$10,853	$10,906
Other long-term liabilities	$20,059	$16,990

Rent expense under operating leases for the years ended December 31, 2021, 2020 and 2019 was $11.9 million, $11.3 million and $10.1 million, respectively. Cash paid for amounts relating to our operating leases was $13.3 million for the year ended December 31, 2021.

Because no implicit discount rates for our leases could be readily determined, we elected to use an estimated incremental borrowing rate to determine the present value of our leases. The weighted average discount rate related to our portfolio of leases at December 31, 2021 was 3.3%. The average remaining lease term for our leases was 2.8 years as of December 31, 2021.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of December 31, 2021 were as follows:

2022	$11,069
2023	9,160
2024	5,954
2025	3,082
2026	1,490
Thereafter	2,204
Total undiscounted cash flows	$32,959
Present value discount	(2,047)
Lease liabilities	$30,912

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of December 31, 2021, the present value of the operating lease liabilities that had not yet commenced was $1.9 million.

6.	LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
Net term note to bank due September 7, 2025	$29,155	$30,894
Total long-term debt, net (including current portion)	29,155	30,894
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$27,380	$29,119

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

to us (the “Term Loans”). Our obligations under the Term Loans are secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans mature on September 7, 2025 and bear interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of December 31, 2021, our long-term indebtedness consisted solely of the Term Loans made under the Term Credit Agreement. Unamortized debt issuance costs of $0.1 million and $0.2 million as of December 31, 2021 and 2020, respectively, are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we are subject to two material financial covenants, which require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of December 31, 2021, we were in compliance with these covenants.

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

Borrowings under the Facility will generally bear interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. The proceeds of the loans and letters of credit under the Facility are to be used only for our general business purposes and working capital. Letters of credit are to be issued only to support our business operations. As of December 31, 2021, we did not have any borrowings outstanding under the Facility.

Under the Revolving Credit Agreement, we are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the Facility. As of December 31, 2021, we were in compliance with all covenants related to the Revolving Credit Agreement.

As of December 31, 2021 and 2020, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2021 are as follows:

Year Ending December 31,
2022	$1,775
2023	1,775
2024	1,775
2025	23,963
2026	—
Thereafter	—
Total	$29,288

7.	DERIVATIVE INSTRUMENTS

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

The objective of the interest rate swap is to reduce the variability in the forecasted interest payments of the Term Loans, which is based on a one-month USD LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we will receive quarterly variable interest payments based on the LIBOR rate and will pay interest at a fixed rate. The interest rate swap agreement has a maturity date of September 7, 2025. For the year ended December 31, 2021, we recorded a gain of $1.4 million for the change in fair value of the interest rate swap and for the year ended December 31, 2020, we recorded a loss of $1.4 million for the change in fair value of the interest rate swap. The change in the fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of income.
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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item. These available-for-sale securities are recognized in the consolidated balance sheets at fair value, which approximates the amortized cost of the securities. All of our available-for-sale securities had expected maturity dates of twelve months or less at December 31, 2021.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$311,679	$—	$311,679
Certificates of deposit	$—	$—	$—	$—
Liabilities:
Interest rate swap	$—	$1,335	$—	$1,335

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$99,929	$—	$99,929
Certificates of deposit	$—	$80,000	$—	$80,000
Liabilities:
Interest rate swap	$—	$2,738	$—	$2,738

9.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $11.6 million, $8.6 million and $6.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the years ended December 31, 2021, 2020 and 2019, eligible employees purchased 40,699, 51,407 and 46,662 shares, respectively, of the Company’s common stock under the ESPP. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $2.7 million, $2.3 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$195,960	$143,453	$180,576
Less: income allocable to participating securities	—	—	(81)
Income allocable to common shares	$195,960	$143,453	$180,495
Add back: undistributed earnings allocable to participating securities	$—	$—	$81
Less: undistributed earnings reallocated to participating securities	—	—	(80)
Numerator for diluted earnings per share	$195,960	$143,453	$180,496
Denominator:
Basic weighted average shares outstanding	57,885	57,620	57,561
Dilutive effect of unvested restricted stock	306	665	834
Diluted weighted average shares outstanding	58,191	58,285	58,395
Earnings per share:
Basic	$3.39	$2.49	$3.14
Diluted	$3.37	$2.46	$3.09

11.	STOCK-BASED COMPENSATION

Restricted Stock Awards

We have historically issued shares of restricted stock under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the “LTIP”) that are subject to either time-based vesting conditions (“Time-Based Shares”) or market-based vesting conditions (“Market-Based Shares”). The maximum number of shares that may be delivered pursuant to awards under the LTIP is 13,350,881 shares. The market-based vesting conditions are based on the Company’s total enterprise value (“TEV”) or volume weighted average stock price exceeding certain specified thresholds. Compensation expense related to the issuance of Time-Based Shares is measured based on the fair value of the award on the grant date and recognized over the requisite service period on a straight-line basis. Compensation expense related to the issuance of Market-Based Shares is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting conditions will be met.

During the year ended December 31, 2021, we issued an aggregate of 180,985 restricted shares of common stock to certain non-executive employees and non-employee members of our board of directors under the LTIP, consisting of 42,934 Market-Based Shares and 138,051 Time-Based Shares. The Market-Based Shares vested 50% on October 30, 2021, which was the first date that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equaled or exceeded $520 per share and the remaining 50% will vest on the first date, if any, that the Company’s VWAP Value equals or exceeds $600 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. The Time-Based Shares granted to employees generally vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. We did not grant any Time-Based Shares to executive officers during 2021.

Of the 138,051 Time-Based Shares mentioned above, on May 3, 2021, we issued an aggregate of 3,558 Time-Based Shares to the non-employee members of our Board of Directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. In September 2021, Janet Haugen tendered her resignation from our Board of Directors. As a result of Ms. Haugen’s resignation, the compensation committee of the Board of Directors determined to accelerate the vesting of 297 of Ms. Haugen’s unvested shares of restricted stock, which was approximately one-half of the shares of restricted stock awarded to Ms. Haugen in 2021. Subsequent to Ms. Haugen’s resignation, the Board of Directors appointed Sharen Turney to serve as a Class I director to fill the resulting vacancy. Ms. Turney received a prorated portion of the standard compensation package for the Company’s non-management directors, which included 230 shares of restricted stock that will vest on May 10, 2022.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table presents a summary of the grant-date fair values of restricted stock granted during the years ended December 31, 2021, 2020 and 2019 and the related assumptions:

	Year Ended December 31,
	2021	2020	2019
Grant-date fair value of restricted stock	$315.95 - $521.17	$99.56 - $377.68	$99.07 - $269.04
Risk-free interest rate	0.95%	0.52% - 1.44%	2.62%
Estimated volatility	33.0%	30.0% - 32.0%	30.0%
Expected life (in years)	2.3	4.4	1.7

The following table summarizes restricted stock awards activity for the year ended December 31, 2021:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2020	559.8	$156.48	1,748.5	$115.91
Granted	138.1	$426.76	42.9	$331.35
Vested	(280.4)	$132.24	(157.2)	$208.55
Forfeited	(47.9)	$279.12	(5.9)	$330.35
Unvested shares of restricted stock outstanding at December 31, 2021	369.6	$259.94	1,628.3	$111.87

The following table summarizes vesting activity for Market-Based Shares during the year ended December 31, 2021, the associated compensation cost recognized in connection with each vesting event and the number of shares withheld to satisfy tax withholding obligations:

Vesting Condition	Date Vested	Number of Shares Vested	Compensation Cost Recognized Upon Vesting	Shares Withheld for Taxes[1]
Market-based (TEV = $27.7 billion)	September 11, 2021	138.5	$5,973	60.3
VWAP Value exceeded $520 per share	October 30, 2021	18.7	$2,197	6.6

(1) All shares withheld to satisfy tax withholding obligations are held as treasury stock.

The following table presents the aggregate fair value of awards that vested during the indicated period.

	2021	2020	2019
Time-Based Restricted Stock Awards	$97,242	$76,653	$66,769
Market-Based Restricted Stock Awards	$76,153	$90,122	$50,262

Performance-Based Restricted Stock Units

In February 2021, the Compensation Committee authorized the granting of performance-based restricted stock units (“PSUs”) to certain executive officers pursuant to the LTIP (the “2021 PSU Awards”). Each PSU granted under the LTIP represents a notional share of the Company’s common stock. The 2021 PSU Awards represented an aggregate of 52,470 target units that may increase to an aggregate of 131,176 awarded units based upon the Company’s performance over two separate performance periods. The 2021 PSU Awards will vest based on the Company’s performance over two separate performance periods: (i) a two-year performance period commencing on January 1, 2021 and ending on December 31, 2022 (the “Two-Year Performance Period”); and

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

(ii) a three-year performance period commencing on January 1, 2021 and ending on December 31, 2023 (the “Three-Year Performance Period”). Up to 25% of the PSUs will be eligible to vest no later than March 1, 2023, for the Two-Year Performance Period, and up to 75% of the PSUs will be eligible to vest no later than February 29, 2024, for the Three-Year Performance Period, provided that the grantee remains employed by or providing services to the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the Restricted Stock Unit Award Agreement – Performance Based Vesting (the “PSU Award Agreement”). The number of PSUs that will vest and be converted into shares of common stock will depend on the Company’s “Relative Total Stockholder Return” (“Relative TSR”), expressed as a percentile ranking of the Company’s “Total Stockholder Return” (“TSR”) as compared to the Company’s peer group set forth in the PSU Award Agreement.

For purposes of the 2021 PSU Awards, TSR is determined by dividing (i) the sum of (A) the average daily volume weighted average price (or “VWAP” as defined in the PSU Award Agreement) of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the final 60 trading day period of the applicable performance period, less (B) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020, plus (C) the sum of all dividends which are paid by the Company (or the member of the peer group) to its stockholders, assuming such dividends are reinvested in the applicable company through the applicable performance period, by (ii) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020. The Company’s peer group includes 34 publicly traded companies, which are reflective of the S&P 500 Software & Services index and were selected by the Compensation Committee.

On April 2, 2021, Jeffrey D. York resigned from his position as Chief Sales Officer of the Company and accepted a new role as Leadership Strategist of the Company. In connection with the change in Mr. York’s role, the Company and Mr. York entered into a letter agreement that, among other things, (i) amended that certain Amended and Restated Executive Employment Agreement, dated March 9, 2020, by and between the Company and Mr. York, to, among other things, reflect the change in Mr. York’s role, eliminate certain executive-level benefits and remove the termination and severance provisions, and (ii) forfeited and released the 2021 PSU Award granted to Mr. York on February 10, 2021.

On April 2, 2021, the Board of Directors appointed Holly Faurot to succeed Mr. York as Chief Sales Officer of the Company. In connection with her appointment, Mrs. Faurot was granted an award of PSUs pursuant to the LTIP. Consistent with the 2021 PSU Awards granted to certain other executive officers of the Company on February 10, 2021, Mrs. Faurot received 5,445 target PSUs, subject to the terms and conditions of the LTIP and the PSU Award Agreement.

The following table presents a summary of the grant-date fair values of PSUs granted during the year ended December 31, 2021 and the related assumptions:

Year Ended December 31,
2021
Grant-date fair value of PSUs	$382.78 - $587.97
Risk-free interest rate	0.11% - 0.34%
Estimated volatility	50.3% - 51.2%
Expected life (in years)	2.6

The following table summarizes the PSU activity for the year ended December 31, 2021:

	PSUs
	Units	Weighted Average Grant Date Fair Value
Unvested PSUs outstanding at December 31, 2020	—	$—
Granted	57.9	$564.68
Forfeited	(20.8)	$579.30
Unvested PSUs outstanding at December 31, 2021 (1)	37.1	$556.50
(1)	A maximum of 92,814 units could be awarded based upon Paycom’s Relative TSR over the applicable performance periods.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested PSU awards as of December 31, 2021:

	Restricted Stock
	Awards	PSUs
Unrecognized compensation cost	$204,364	$13,596
Weighted average period for recognition (years)	3.7	1.8

The following table presents our total non-cash stock-based compensation expense resulting from restricted stock awards and PSU awards, in the aggregate, which is included in the following line items in the accompanying consolidated statements of income:

	Year Ended December 31,
	2021	2020	2019
Operating expenses	$4,570	$5,185	$4,376
Sales and marketing	13,801	14,376	7,955
Research and development	7,527	9,107	5,428
General and administrative	71,608	61,440	29,509
Total non-cash stock-based compensation expense	$97,506	$90,108	$47,268

We capitalized stock-based compensation costs related to software developed for internal use of $7.1 million, $6.7 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
12.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive officers. The agreements allow for annual compensation, participation in executive benefit plans, and performance-based cash bonuses.

Legal Proceedings

As previously disclosed, starting in February 2019, we received subpoenas and requests from the SEC focused on whether certain of our clients were charged, and paid, an additional amount for one or more applications for which the clients were already being charged. In connection with this matter, we identified fewer than 250 affected clients, representing approximately 0.5% of our client base as of December 31, 2020. We made diligent efforts to notify the affected clients and reached substantially all that were affected by such charges between approximately 2011 and September 2020. We have refunded approximately $3.0 million, in the aggregate, to such clients. We have also instituted a control aimed at preventing this situation from reoccurring. This issue did not have a material impact on our financial results for any prior period. In connection with this matter, we paid a total of $0.25 million to the SEC to settle two accounting-related charges concerning our books and records and internal controls. We neither admitted nor denied the SEC’s findings with respect to these charges.

We are involved in various legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

13.	INCOME TAXES

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Provision for current income taxes
Federal	$17,557	$14,680	$17,812
State	9,539	6,422	6,688
Total provision for current income taxes	27,096	21,102	24,500
Provision for deferred income taxes
Federal	26,579	15,204	16,209
State	6,327	6,177	4,802
Total provision for deferred income taxes	32,906	21,381	21,011
Total provision for income taxes	$60,002	$42,483	$45,511

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21%	21%	21%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	8%	8%	6%
Nondeductible expenses	6%	6%	3%
Research credit, Federal benefit	(3%)	(3%)	(3%)
Stock-based compensation	(7%)	(9%)	(7%)
Remeasurement of state deferred tax liabilities	(2%)	0%	0%
Effective income tax rate	23%	23%	20%

Our effective income tax rate was 23% and 23% for the years ended December 31, 2021 and 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
Deferred income tax assets (liabilities):
Stock-based compensation	$1,541	$1,219
Investment in Paycom Payroll Holdings, LLC	(147,659)	(114,514)
Net operating losses	614	697
Noncurrent deferred income tax liabilities, net	$(145,504)	$(112,598)

At December 31, 2021, we had net operating loss carryforwards for state income tax purposes of approximately $0.6 million which are available to offset future state taxable income that begin expiring in 2029.

At December 31, 2021 and 2020, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

14.	SUBSEQUENT EVENTS

On February 2, 2022, we issued an aggregate of 206,375 restricted shares of common stock to certain non-executive employees under the LTIP, consisting of 59,424 Market-Based Shares and 146,951 Time-Based Shares. Market-Based Shares for non-executive employees will vest 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $484 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $559 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Of the 146,951 Time-Based Shares granted to non-executive employees, 138,618 will vest 21% on a specified initial vesting date, 21% on the first anniversary of such initial vesting date, 25% on the second anniversary of such initial vesting date, and 33% on the on the third anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date. The remaining 8,333 Time-Based Shares will vest 25% on a specified initial vesting date and 25% on each of the first three anniversaries of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

On February 7, 2022, the Compensation Committee also authorized the granting of PSUs (the “2022 PSU Awards”) to certain executive officers pursuant to the LTIP, representing an aggregate of 51,494 target units that may increase to an aggregate of 128,735 awarded units based upon the Company’s performance over two separate performance periods. The terms of the 2022 PSU Awards are substantially the same as the terms of the 2021 PSU Awards, except that the two-year performance period commences January 1, 2022 and ends December 31, 2023 and the three-year performance period commences January 1, 2022 and ends December 31, 2024. Up to 25% of the PSUs will be eligible to vest no later than February 29, 2024, for the two-year performance period, and up to 75% of the PSUs will be eligible to vest no later than March 1, 2025, for the three-year performance period, provided that the grantee remains employed by or providing services to the Company on the applicable vesting date. The number of PSUs that will vest and be converted into shares of common stock will depend on the Company’s Relative TSR, expressed as a percentile ranking of the Company’s TSR as compared to the Company’s peer group set forth in the PSU Award Agreement. The Company’s peer group includes 35 publicly traded companies, which are reflective of the S&P 500 Software & Services index and were selected by the Compensation Committee. The calculation of TSR for purposes of the 2022 PSU Awards is the same as for the 2021 PSU Awards, except that references to the average VWAP during the 60 trading day period ending December 31, 2020 are replaced with the average VWAP during the 60 trading day period ending December 31, 2021.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included on the following page.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc.  (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 17, 2022 expressed an unqualified opinion on those financial statements.

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

February 17, 2022

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

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income, Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows, Years Ended December 31, 2021, 2020 and 2019

Notes to the Consolidated Financial Statements

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

10.2.12+

Form of Time-Based Restricted Stock Award Agreement (Non-Executives – 2021) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021).

10.2.13+

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

10.8+	Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.8.1+

First Amendment to Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019).

10.9	Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

Exhibit No.	Description

10.10

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

10.10.1

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

10.11

Real Estate Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated December 7, 2017, by Paycom Payroll, LLC in favor of JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018).

10.12

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

10.12.1

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

Date: February 17, 2022

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 17, 2022

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

/s/ Sharen J. Turney
Sharen J. Turney Director

/s/ J.C. Watts, Jr.
J.C. Watts, Jr. Director