Form 10-Q
period 2022-03-31
Paycom Software, Inc.
filed 2022-05-05
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 26, 2022, there were 60,253,999 shares of common stock, par value of $0.01 per share, outstanding, including 2,212,139 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$360,594	$277,978
Accounts receivable	17,945	9,490
Prepaid expenses	28,588	23,729
Inventory	732	1,131
Income tax receivable	—	16,413
Deferred contract costs	82,074	76,724
Current assets before funds held for clients	489,933	405,465
Funds held for clients	3,944,363	1,846,573
Total current assets	4,434,296	2,252,038
Property and equipment, net	362,505	348,953
Intangible assets, net	56,999	58,028
Goodwill	51,889	51,889
Long-term deferred contract costs	493,530	461,852
Other assets	45,355	42,385
Total assets	$5,444,574	$3,215,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,192	$5,772
Income tax payable	23,180	—
Accrued commissions and bonuses	12,048	22,357
Accrued payroll and vacation	42,838	34,259
Deferred revenue	17,135	16,277
Current portion of long-term debt	1,775	1,775
Accrued expenses and other current liabilities	57,260	63,397
Current liabilities before client funds obligation	166,428	143,837
Client funds obligation	3,946,103	1,846,573
Total current liabilities	4,112,531	1,990,410
Deferred income tax liabilities, net	134,769	145,504
Long-term deferred revenue	87,681	85,149
Net long-term debt, less current portion	26,945	27,380
Other long-term liabilities	73,628	72,988
Total long-term liabilities	323,023	331,021
Total liabilities	4,435,554	2,321,431
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,302 and 62,298 shares issued at March 31, 2022 and December 31, 2021, respectively; 58,015 and 58,012 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	623	623
Additional paid-in capital	490,307	465,594
Retained earnings	1,007,509	915,579
Accumulated other comprehensive earnings (loss)	(1,119)	—
Treasury stock, at cost (4,287 and 4,286 shares at March 31, 2022 and December 31, 2021, respectively)	(488,300)	(488,082)
Total stockholders’ equity	1,009,020	893,714
Total liabilities and stockholders’ equity	$5,444,574	$3,215,145

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Recurring	$348,164	$267,774
Implementation and other	5,355	4,424
Total revenues	353,519	272,198
Cost of revenues
Operating expenses	38,492	29,073
Depreciation and amortization	9,992	7,200
Total cost of revenues	48,484	36,273
Administrative expenses
Sales and marketing	74,996	62,761
Research and development	31,605	24,711
General and administrative	60,504	46,191
Depreciation and amortization	11,663	7,716
Total administrative expenses	178,768	141,379
Total operating expenses	227,252	177,652
Operating income	126,267	94,546
Interest expense	(215)	—
Other income (expense), net	1,412	629
Income before income taxes	127,464	95,175
Provision for income taxes	35,534	30,559
Net income	$91,930	$64,616
Earnings per share, basic	$1.58	$1.12
Earnings per share, diluted	$1.58	$1.11
Weighted average shares outstanding:
Basic	58,014	57,740
Diluted	58,219	58,394
Comprehensive earnings (loss):
Net income	$91,930	$64,616
Unrealized net gains (losses) on available-for-sale securities	(1,522)	—
Tax effect	403	—
Other comprehensive income (loss), net of tax	(1,119)	—
Comprehensive earnings (loss)	$90,811	$64,616

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	$—	4,122	$(422,502)	$655,643
Vesting of restricted stock	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	25,594	—	—	—	—	25,594
Repurchases of common stock	—	—	—	—	—	1	(377)	(377)
Net income	—	—	—	64,616	—	—	—	64,616
Balances at March 31, 2021	61,864	$618	$383,502	$784,235	$—	4,123	$(422,879)	$745,476

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	$—	4,286	$(488,082)	$893,714
Vesting of restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,713	—	—	—	—	24,713
Repurchases of common stock	—	—	—	—	—	1	(218)	(218)
Net income	—	—	—	91,930	—	—	—	91,930
Other comprehensive earnings (loss), net of tax	—	—	—	—	(1,119)	—	—	(1,119)
Balances at March 31, 2022	62,302	$623	$490,307	$1,007,509	$(1,119)	4,287	$(488,300)	$1,009,020

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$91,930	$64,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,655	14,916
Accretion of discount on available-for-sale securities	(303)	(77)
Non-cash marketing expense	437	—
Loss on disposition of property and equipment	—	132
Amortization of debt issuance costs	9	9
Stock-based compensation expense	22,055	23,581
Cash paid for derivative settlement	(174)	(232)
(Gain)/loss on derivative	(1,089)	(424)
Deferred income taxes, net	(10,332)	2,738
Changes in operating assets and liabilities:
Accounts receivable	(8,455)	(10,662)
Prepaid expenses	(4,859)	(6,255)
Inventory	124	(125)
Other assets	(2,970)	559
Deferred contract costs	(36,261)	(26,575)
Accounts payable	5,406	803
Income taxes, net	39,593	23,424
Accrued commissions and bonuses	(10,309)	(6,922)
Accrued payroll and vacation	8,579	8,105
Deferred revenue	3,390	2,167
Accrued expenses and other current liabilities	(1,195)	(321)
Net cash provided by operating activities	117,231	89,457
Cash flows from investing activities
Purchases of investments from funds held for clients	(169,152)	(47,215)
Proceeds from investments from funds held for clients	136,000	80,000
Purchases of property and equipment	(34,474)	(25,330)
Net cash provided by (used in) investing activities	(67,626)	7,455
Cash flows from financing activities
Withholding taxes paid related to net share settlements	(218)	(377)
Payments on long-term debt	(444)	(444)
Net change in client funds obligation	2,099,530	686,190
Net cash provided by (used in) financing activities	2,098,868	685,369
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,148,473	782,281
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,812,691	1,585,275
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,961,164	$2,367,556

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$360,594	$215,093
Restricted cash included in funds held for clients	3,600,570	2,152,463
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,961,164	$2,367,556

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$5,394	$6,217
Stock-based compensation for capitalized software	$1,891	$1,456
Right of use assets obtained in exchange for operating lease liabilities	$4,146	$541

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

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

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year.

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

Seasonality

Our revenues are seasonal in nature and generally we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year. Recurring revenues include revenues relating to the annual processing of payroll tax filing forms and ACA form filing requirements, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. As payroll tax forms are typically processed in the first quarter of the year, first quarter recurring revenues and margins are positively impacted. In addition, unscheduled payroll runs at the end of the year often result in increased recurring revenues in the fourth quarter. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the offsetting liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of March 31, 2022 and December 31, 2021, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit. Additionally, as of March 31, 2022, the funds held for clients were invested in U.S. treasury securities with an original maturity duration of greater than one year. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. U.S. treasury securities with an original maturity duration of greater than one year are also classified as available-for-sale securities and included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in May 2021, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock. As of March 31, 2022, there was $266.1 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on May 13, 2023.

During the three months ended March 31, 2022, we repurchased an aggregate of 594 shares of our common stock at an average cost of $366.49 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. As of March 31, 2022, our interest-bearing notes bore interest, at our option, at either (a) a prime rate plus 1.0% or (b) fluctuating interest rates based on a one-month USD LIBOR rate. When the one-month USD LIBOR rate ceased to exist, we would have had to renegotiate our loan documents. ASU 2020-04 is currently effective and we plan to adopt and apply ASU 2020-04 prospectively to contract modifications made on or before December 31, 2022. As of March 31, 2022, there were no contract modifications that would have been impacted by ASU 2020-04.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) Scope” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that are affected by the discounting transition. ASU 2021-01 amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 is currently effective and upon adoption may be applied to contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. As of March 31, 2022, there were no contract modifications that would have been impacted by ASU 2021-01.

3.	REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks™, Onboarding, E-Verify® and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and Microfence™ tools and applications. Payroll includes Beti®, Payroll and Tax Management, Paycom Pay®, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue™ applications.

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

(tabular dollars and shares in thousands, except per share and per unit amounts)

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to material right performance obligations as of March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$101,426	$86,826
Deferral of revenue	9,188	6,962
Recognition of unearned revenue	(5,798)	(4,795)
Balance, end of period	$104,816	$88,993

We expect to recognize $12.9 million of deferred revenue related to material right performance obligations in the remainder of 2022, $16.3 million of such deferred revenue in 2023, and $75.6 million of such deferred revenue thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with clients are accounted for utilizing a portfolio approach, and are capitalized and amortized ratably over the expected period of benefit, which we have determined to be the estimated client relationship of ten years. The expected period of benefit has been determined to be the estimated life of the client relationship primarily because we incur no new costs to obtain, or costs to fulfill, a contract upon renewal of such contract. Additional commission costs may be incurred when an existing client purchases additional applications; however, these commission costs relate solely to the additional applications purchased and are not related to contract renewal. Furthermore, additional fulfillment costs associated with existing clients purchasing additional applications are minimized by our seamless single-database platform. These assets are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract are included in the “sales and marketing” and “general and administrative” line items in the accompanying consolidated statements of comprehensive income.

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$272,919	$28,286	$(10,682)	$290,523
Costs to fulfill a contract	$265,657	$28,630	$(9,206)	$285,081

	As of and for the Three Months Ended March 31, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$232,583	$20,541	$(8,785)	$244,339
Costs to fulfill a contract	$199,593	$22,178	$(6,802)	$214,969

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31, 2022	December 31, 2021
Property and equipment
Software and capitalized software costs	$217,501	$199,470
Buildings	175,878	172,807
Computer equipment	109,838	102,509
Rental clocks	31,833	30,313
Furniture, fixtures and equipment	26,851	24,971
Other	16,519	16,397
	578,420	546,467
Less: accumulated depreciation and amortization	(263,278)	(242,652)
	315,142	303,815
Construction in progress	13,567	11,342
Land	33,796	33,796
Property and equipment, net	$362,505	$348,953

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three months ended March 31, 2022 and 2021, we capitalized $15.4 million and $12.3 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress. For the three months ended March 31, 2022 and 2021, we incurred interest costs of $0.3 million and $0.4 million, respectively, of which we capitalized $0.1 million and $0.4 million, respectively. Included in the construction in progress balance at March 31, 2022 and December 31, 2021 is $0.4 million and $0.1 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $20.6 million and $14.9 million, for the three months ended March 31, 2022 and 2021, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both March 31, 2022 and December 31, 2021, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2021. As of March 31, 2022 and December 31, 2021, there were no indicators of impairment.

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

(tabular dollars and shares in thousands, except per share and per unit amounts)

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following table presents the components of intangible assets within our consolidated balance sheets:

	March 31, 2022
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.6	$60,199	$(3,254)	$56,945
Trade name	0.3	3,194	(3,140)	54
Total		$63,393	$(6,394)	$56,999

	December 31, 2021
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.8	$60,199	$(2,278)	$57,921
Trade name	0.5	3,194	(3,087)	107
Total		$63,393	$(5,365)	$58,028

Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $1.0 million and $0.1 million, respectively. We estimate the aggregate amortization expense will be $3.0 million for the remainder of 2022 and $3.9 million for each of 2023, 2024, 2025, 2026 and 2027, respectively.

6.LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Net term note to bank due September 7, 2025	$28,720	$29,155
Total long-term debt, net (including current portion)	28,720	29,155
Less: Current portion	(1,775)	(1,775)
Total long-term debt, net	$26,945	$27,380

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “Term Loans”). Our obligations under the Term Loans were secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans were due to mature on September 7, 2025 and bore interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%. As of March 31, 2022, our long-term indebtedness consisted solely of the Term Loans made under the Term Credit Agreement. Unamortized debt issuance costs of $0.1 million as of both March 31, 2022 and December 31, 2021, are presented as a direct deduction from the carrying amount of the debt liability.

Under the Term Credit Agreement, we were subject to two material financial covenants, which required us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. As of March 31, 2022, we were in compliance with these covenants. As discussed below, the Term Loans were repaid in full on May 4, 2022 and the Term Credit Agreement was terminated.

On February 12, 2018, we entered into a senior secured revolving credit agreement (the “2018 Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for a senior secured revolving credit facility (the “2018 Facility”) in the aggregate principal amount of $50.0 million (the “2018 Revolving Commitment”), which could have been increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

conditions. The 2018 Facility included a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. The 2018 Facility was scheduled to mature on February 12, 2020. On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement, pursuant to which (i) Wells Fargo Bank, N.A., was added as a lender, (ii) the 2018 Revolving Commitment was increased to $75.0 million, which could have been further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions, and (iii) the scheduled maturity date of the 2018 Facility was extended to April 15, 2022.

Borrowings under the 2018 Facility would generally have borne interest at a prime rate plus 1.0% or, at our option, an adjusted LIBOR rate for the interest period in effect for such borrowing plus 1.5%. The proceeds of the loans and letters of credit under the 2018 Facility would have to have been used only for our general business purposes and working capital. Letters of credit were to be issued only to support our business operations. As of March 31, 2022, we did not have any borrowings outstanding under the 2018 Facility.

Under the 2018 Revolving Credit Agreement, we were required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the 2018 Revolving Credit Agreement contained customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make certain investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the 2018 Facility. As of March 31, 2022, we were in compliance with all covenants related to the 2018 Revolving Credit Agreement.

Pursuant to its terms, the 2018 Facility matured on April 15, 2022. On May 4, 2022, we entered into the 2022 Revolving Credit Agreement (as defined in Note 15) and borrowed $29.0 million under the 2022 Facility (as defined in Note 15) to repay the Term Loans along with accrued interest, expenses and fees. In connection with the repayment of the Term Loans, the Term Credit Agreement was terminated on May 4, 2022. See Note 15 for additional information regarding the 2022 Revolving Credit Agreement and 2022 Facility.

As of March 31, 2022 and December 31, 2021, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

7.	DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the Term Loans. We do not hold derivative instruments for trading or speculative purposes. The interest rate swap agreement effectively converted a portion of the variable interest rate payments to fixed interest rate payments. We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. See Note 9, “Fair Value of Financial Instruments”. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are recognized in our consolidated statements of comprehensive income within Other income (expense), net.

The objective of the interest rate swap was to reduce the variability in the forecasted interest payments of the Term Loans, which was based on a one-month USD LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. As further discussed in Note 6, on May 4, 2022, we repaid the Term Loans and terminated the Term Credit Agreement. In connection with the repayment of the Term Loans, we borrowed funds under the 2022 Facility, as discussed in Note 15. The interest rate swap remains outstanding to offset the interest rate variability associated with the outstanding borrowings under the 2022 Facility. The interest rate swap agreement has a maturity date of September 7, 2025. For the three months ended March 31, 2022 and 2021, we recorded gains of $1.3 million and $0.7 million, respectively, for the change in fair value of the interest rate swap. The change in the fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of comprehensive income.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

8.	CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients’ cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:
	March 31, 2022
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses (1)	Fair value
Cash and cash equivalents	$360,594	$—	$—	$360,594
Funds held for clients’ cash and cash equivalents	3,600,570	—	—	3,600,570
Available-for-sale securities (2):
Commercial paper	245,848	—	(725)	245,123
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	74,467	—	(797)	73,670
Total investments	$4,306,479	$—	$(1,522)	$4,304,957

	December 31, 2021
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$277,978	$—	$—	$277,978
Funds held for clients’ cash and cash equivalents	1,534,894	—	—	1,534,894
Available-for-sale securities (2):
Commercial paper	311,679	—	—	311,679
Certificates of deposit	—	—	—	—
Total investments	$2,124,551	$—	$—	$2,124,551
(1)	These securities have been in an unrealized loss position for a period of less than 12 months.
(2)	All available-for-sale securities were included within funds held for clients.

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the three months ended March 31, 2022 or 2021. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended March 31, 2022 or 2021.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the three months ended March 31, 2022 or during the three months ended March 31, 2021. All of our commercial paper securities held an A-2 rating or better as of March 31, 2022 and the U.S. treasury securities held a rating of AAA as of March 31, 2022.

Expected maturities of available-for-sale securities at March 31, 2022 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$270,848	$270,123
One year to five years	$74,467	$73,670
Total available-for-sale securities	$345,315	$343,793

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and client funds obligation approximates fair value due to the short-term nature of the instruments. See Note 6 for discussion of the fair value of our debt.

As discussed in Note 2, we invest funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity duration less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item. These available-for-sale securities are recognized in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 8 for additional information.

We also invest funds held for clients in U.S. treasury securities with initial maturity durations greater than one year. These U.S. treasury securities are classified as available-for-sale securities and included within the funds held for clients line item. The unrealized gains and losses associated with these available-for-sale securities are included within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 8 for additional information.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$245,123	$—	$245,123
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$73,670	$—	$73,670
Liabilities:
Interest rate swap	$—	$72	$—	$72

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$311,679	$—	$311,679
Certificates of deposit	$—	$—	$—	$—
Liabilities:
Interest rate swap	$—	$1,335	$—	$1,335

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

10.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $3.5 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 19,133 and 15,762 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2022 and 2021, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.6 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

11.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

In accordance with ASC Topic 260, “Earnings Per Share,” the two-class method determines earnings for each class of common stock and participating securities according to an earnings allocation formula that adjusts the income available to common stockholders for dividends or dividend equivalents and participation rights in undistributed earnings. Certain unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. For the time periods in the table below, we did not have any participating securities.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$91,930	$64,616
Denominator:
Basic weighted average shares outstanding	58,014	57,740
Dilutive effect of unvested restricted stock	205	654
Diluted weighted average shares outstanding	58,219	58,394
Earnings per share:
Basic	$1.58	$1.12
Diluted	$1.58	$1.11

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

12.STOCK-BASED COMPENSATION

Restricted Stock Awards

During the three months ended March 31, 2022, we issued an aggregate of 209,203 restricted shares of common stock to certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the “LTIP”), consisting of 59,503 shares subject to market-based vesting conditions (“Market-Based Shares”) and 149,700 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $484 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $559 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. The majority of the Time-Based Shares will vest 21% on a specified initial vesting date, 21% on the first anniversary of such initial vesting date, 25% on the second anniversary of such initial vesting date, and 33% on the on the third anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

The following table summarizes restricted stock awards activity for the three months ended March 31, 2022:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares of restricted stock outstanding at December 31, 2021	369.6	$259.94	1,628.3	$111.87
Granted	149.7	$321.21	59.5	$268.93
Vested	(3.9)	$114.94	—	$278.24
Forfeited	(11.2)	$319.01	(2.1)	$281.75
Unvested shares of restricted stock outstanding at March 31, 2022	504.2	$277.92	1,685.7	$117.20

Performance-Based Restricted Stock Units

In February 2022, the Compensation Committee of the Board of Directors authorized the granting of performance-based restricted stock units (“PSUs”) to certain executive officers pursuant to the LTIP (the “2022 PSU Awards”). Each PSU granted under the LTIP represents a notional share of the Company’s common stock. The 2022 PSU Awards represented an aggregate of 51,494 target units that may increase to an aggregate of 128,735 awarded units based upon the Company’s performance over two separate performance periods: (i) a two-year performance period commencing on January 1, 2022 and ending on December 31, 2023 (the “Two-Year Performance Period”); and (ii) a three-year performance period commencing on January 1, 2022 and ending on December 31, 2024 (the “Three-Year Performance Period”). Up to 25% of the PSUs will be eligible to vest no later than February 29, 2024, for the Two-Year Performance Period, and up to 75% of the PSUs will be eligible to vest no later than March 1, 2025, for the Three-Year Performance Period, provided that the grantee remains employed by or providing services to the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the Restricted Stock Unit Award Agreement – Performance Based Vesting (the “PSU Award Agreement”). The number of PSUs that will vest and be converted into shares of common stock will depend on the Company’s relative total stockholder return (“Relative TSR”), expressed as a percentile ranking of the Company’s total stockholder return (“TSR”) as compared to the Company’s peer group set forth in the PSU Award Agreement.

For purposes of the 2022 PSU Awards, TSR is determined by dividing (i) the sum of (A) the average daily volume weighted average price (or “VWAP” as defined in the PSU Award Agreement) of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the final 60 trading day period of the applicable performance period, less (B) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2021, plus (C) the sum of all dividends which are paid by the Company (or the member of the peer group) to its stockholders, assuming such dividends are reinvested in the applicable company through the applicable performance period, by (ii) the average VWAP of a share of the Company’s common stock or the common stock of a peer company,

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

as applicable, during the 60 trading day period ending on December 31, 2021. The Company’s peer group includes 35 publicly traded companies, which were reflective of the S&P 500 Software & Services index on the grant date.

The following table summarizes PSU activity for the three months ended March 31, 2022:

	PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested PSUs outstanding at December 31, 2021	37.1	$556.50
Granted	51.5	$296.07
Forfeited	—	$—
Unvested PSUs outstanding at March 31, 2022 (1)	88.6	$405.17

(1)	A maximum of 221,549 units could be awarded based upon Paycom’s Relative TSR over the applicable performance periods.

For the three months ended March 31, 2022 and 2021, our total compensation expense related to restricted stock awards and PSU awards, in the aggregate, was $22.1 million and $23.6 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested PSU awards as of March 31, 2022.

	Restricted Stock
	Awards	PSUs
Unrecognized compensation cost	$242,128	$26,009
Weighted average period for recognition (years)	3.5	2.1

We capitalized stock-based compensation costs related to software developed for internal use of $1.9 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

13.	COMMITMENTS AND CONTINGENCIES

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

The Company’s effective income tax rate was 27.9% and 32.1% for the three months ended March 31, 2022 and 2021, respectively. The lower effective income tax rate for the three months ended March 31, 2022 is primarily related to a decrease in nondeductible expenses.
15.	SUBSEQUENT EVENTS

Officer Transition

On April 14, 2022, the Company announced the departure of Jon Evans from the position of Chief Operating Officer of the Company, effective April 14, 2022. Justin Long, the Company’s Executive Vice President of Operations, will assume Mr. Evans’s responsibilities. In connection with Mr. Evans’s departure, 5,663 of the Time-Based Shares previously granted to Mr. Evans accelerated in vesting. The PSUs granted to Mr. Evans in 2021 and 2022 will remain eligible for vesting based on the Company’s actual performance, but pro-rated for the number of days Mr. Evans was employed during the applicable two-year performance periods and three-year performance periods.

Debt Agreements

As discussed in Note 6, on April 15, 2022, the 2018 Revolving Credit Agreement matured pursuant to its terms.

On May 4, 2022 (the “Closing Date”), Paycom Payroll, LLC (the “Borrower”), Software, and certain other subsidiaries of Software (collectively, the “Guarantors,” and collectively with the Borrower, the “Loan Parties”), entered into a new credit agreement

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

(the “2022 Revolving Credit Agreement”) with Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders from time to time party thereto (collectively with Bank of America, N.A., the “Lenders”), and Bank of America, N.A., as the administrative agent.

The 2022 Revolving Credit Agreement provides for a senior secured revolving credit facility (the “2022 Facility”) in the aggregate principal amount of up to $250.0 million, and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The 2022 Facility includes a $25.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. The 2022 Facility is scheduled to mature on May 4, 2027 (the “Scheduled Maturity Date”).

We have the option to borrow under the 2022 Facility in the form of either base rate loans or Bloomberg Short-Term Bank Yield Index (“BSBY”) rate loans. Each BSBY rate loan bears interest at a rate per annum equal to the BSBY rate plus (i) 1.125% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0 or (ii) 1.375% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0. Each base rate loan bears interest at a rate per annum equal to (x) a fluctuating rate of interest per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the BSBY rate plus 1.0%, subject to the interest rate floors set forth therein, plus (y) 0.125% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0, or (ii) 0.375% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0. We are required to pay a quarterly commitment fee at a rate of 0.20% per annum on the daily amount of the undrawn portion of the revolving commitments under the 2022 Facility. We are also required to pay customary letter of credit fees upon drawing any letter of credit. The 2022 Facility provides for no scheduled principal amortization prior to the Scheduled Maturity Date. Subject to certain conditions set forth in the 2022 Revolving Credit Agreement, we may borrow, prepay and reborrow under the 2022 Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

The proceeds of the loans and letters of credit under the 2022 Facility are to be used for ongoing working capital and general corporate purposes and refinancing the Term Loans. On the Closing Date, we borrowed $29.0 million under the 2022 Facility to repay the Term Loans, along with accrued interest, expenses and fees. The loan on the Closing Date bears interest at the BSBY rate plus 1.125%. In connection with the repayment of the Term Loans, the Term Credit Agreement was terminated on May 4, 2022.

Under the 2022 Revolving Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0 and a consolidated leverage ratio of not greater than 2.25 to 1.0. Additionally, the 2022 Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the 2022 Facility. Our obligations under the 2022 Facility are secured by a senior security interest in all personal property of the Loan Parties.

The events of default under the 2022 Revolving Credit Agreement include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults and change in control events. The occurrence of an event of default could result in the acceleration of our obligations under the 2022 Revolving Credit Agreement, the requirement to post cash collateral with respect to letters of credit, the termination of the Lenders’ commitments and a 2.0% increase in the rate of interest.

From time to time, the Lenders and certain of their affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or the Company’s affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

Restricted Stock Awards

On April 22, 2022, we issued an aggregate of 45,303 restricted shares of common stock to certain non-executive employees under the LTIP consisting of Time-Based Shares that will vest in three or four equal tranches annually, beginning on the first anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

On May 2, 2022, we issued an aggregate of 4,608 restricted shares of common stock under the LTIP to the non-employee members of our board of directors. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2022, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2021, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

•	our compliance with data privacy laws and regulations;
•	our ability to develop enhancements and new applications, keep pace with technological developments and respond to future disruptive technologies;
•	our ability to compete effectively;
•	fluctuations in our financial results due to factors beyond our control;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility that clients may not be satisfied with our deployment or technical support services, or that our solution fails to perform properly;
•	our dependence on our key executives;
•	our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing and operational personnel;
•	the possibility that the Affordable Care Act may be modified, repealed or declared unconstitutional;
•	our failure to develop and maintain our brand cost-effectively;
•	seasonality of certain operating results and financial metrics;

•	our failure to adequately protect our intellectual property rights;
•	our reliance on relationships with third parties; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and our other reports filed with the SEC.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2022. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth. In January 2022, we added new sales teams in Las Vegas, Jacksonville, New England and South Jersey, bringing our total to 55 sales teams (including one team consisting of client relations representatives and inside sales representatives) located in 28 states. We plan to open additional sales offices in the future and leverage virtual sales meetings to further expand our market presence.

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

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion, we are presented with a variety of opportunities and challenges. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution. We believe our strategy of focusing on increased employee usage is key to long-term client satisfaction and client retention. Client adoption of new applications and client employee usage of both new and existing applications have been significant factors in our revenue growth, and we expect the continuation of this trajectory will depend, in part, on the introduction of applications to our existing client base that encourage and promote more employee usage. For example, in 2021, we launched our industry-first Beti technology, which further automates and streamlines the payroll process by empowering employees to do their own payroll. Moreover, in order to increase revenues and continue to improve our operating results, we must also attract new clients. We intend to obtain new clients by (i) continuing to leverage our sales force productivity within markets where we currently have existing sales offices, (ii) expanding our presence in metropolitan areas where we currently have an existing sales office through adding sales teams or offices, thereby increasing the number of sales professionals within such markets, and (iii) opening sales offices in new metropolitan areas.

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

We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. Those collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, U.S. treasury securities, commercial paper and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. As we introduce new applications, expand our client base and renew and expand relationships with existing clients, we expect our average funds held for clients balance and, accordingly, interest earned on funds held for clients, will increase; however, the amount of interest we earn can be positively or negatively impacted by changes in interest rates.

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

Our revenues are seasonal in nature and generally we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year. Recurring revenues include revenues relating to the annual processing of payroll tax filing forms and ACA form filing requirements, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. As payroll tax forms are typically processed in the first quarter of the year, first quarter recurring revenues and margins are positively impacted. In addition, unscheduled payroll runs at the end of the year often result in increased recurring revenues in the fourth quarter. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

For the three months ended March 31, 2022 and 2021, our total gross margins were approximately 86% and 87%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has created uncertainty and disrupted the operations of many of our clients and client prospects, and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations resulted in significant layoffs and employee furloughs beginning in late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, our recurring revenue has been negatively impacted by headcount reductions among our client base. Nonetheless, demand for our solution remains high and, despite the economic challenges brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.

Prior to the COVID-19 pandemic, our sales force frequently met with prospective clients in-person to sell our solution. The remote work environment resulting from the COVID-19 pandemic has presented an opportunity for our sales force, who have primarily been conducting meetings with current and prospective clients virtually since March 2020. Each sales employee is able to meet with a greater number of client prospects in a given day than he or she would if conducting only in-person meetings. As the COVID-19 pandemic has changed how our clients and client prospects meet, we are adapting our sales process to align with our clients’ and client prospects’ meeting preferences, whether virtually, in-person or a combination.

We are monitoring developments related to U.S. federal, state and local vaccination mandates and testing requirements and are evaluating the impact such mandates and requirements may have on our business and results of operations, including any potential impact on our employees or the employees of our clients. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients. We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the emergence of different COVID-19 variants, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our Form 10-K that was filed with the SEC on February 17, 2022. Further, while our revenue and earnings are relatively predictable, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Results of Operations

The following table sets forth certain consolidated statements of comprehensive income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2022		2021		% Change
Revenues
Recurring	$348,164	98.5%	$267,774	98.4%	30.0%
Implementation and other	5,355	1.5%	4,424	1.6%	21.1%
Total revenues	353,519	100.0%	272,198	100.0%	29.9%
Cost of revenues
Operating expenses	38,492	10.9%	29,073	10.7%	32.4%
Depreciation and amortization	9,992	2.8%	7,200	2.6%	38.8%
Total cost of revenues	48,484	13.7%	36,273	13.3%	33.7%
Administrative expenses
Sales and marketing	74,996	21.2%	62,761	23.1%	19.5%
Research and development	31,605	8.9%	24,711	9.1%	27.9%
General and administrative	60,504	17.1%	46,191	17.0%	31.0%
Depreciation and amortization	11,663	3.3%	7,716	2.8%	51.2%
Total administrative expenses	178,768	50.5%	141,379	52.0%	26.4%
Total operating expenses	227,252	64.2%	177,652	65.3%	27.9%
Operating income	126,267	35.8%	94,546	34.7%	33.6%
Interest expense	(215)	-0.1%	—	0.0%	100.0%
Other income (expense), net	1,412	0.4%	629	0.2%	124.6%
Income before income taxes	127,464	36.1%	95,175	34.9%	33.9%
Provision for income taxes	35,534	10.1%	30,559	11.2%	16.3%
Net income	$91,930	26.0%	$64,616	23.7%	42.3%

Revenues

The increase in total revenues for the three months ended March 31, 2022 compared to the same period in 2021 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, the performance of our tax forms filing business contributed to the increase in total revenues for the three months ended March 31, 2022 as compared to the same period in 2021. The COVID-19 pandemic has resulted in, and may continue to result in, headcount fluctuations across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three months ended March 31, 2022 described above were impacted by the headcount fluctuations within our client base. The negative effects on our client revenue of lower headcount resulting from the pandemic were more than offset by headcount additions from new clients added since the beginning of the pandemic and modestly improved headcount levels among our pre-pandemic client base beginning in the second quarter of 2021. Additionally, a higher average funds held for clients balance during the three months ended March 31, 2022 as compared to the same period in 2021, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue.

The increase in implementation and other revenues for the three months ended March 31, 2022 from the same period in 2021 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended March 31, 2022, operating expenses increased from the comparable prior year period by $9.4 million due to a $7.5 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel, a $1.0 million increase in shipping and supplies fees and a $0.9 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $2.8 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2022, sales and marketing expenses increased from the comparable prior year period by $12.2 million due to a $9.3 million increase in employee-related expenses, including commissions and bonuses, and a $2.9 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program. Based on positive results from our advertising campaigns, we plan to continue to make significant investments in our marketing program and may adjust spending levels in future periods as we see opportunities for returns on our investments.

Research and Development

During the three months ended March 31, 2022, research and development expenses increased from the comparable prior year period due to an increase in employee-related expenses of $6.9 million.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	% Change
Capitalized portion of research and development	$15,400	$12,295	25%
Expensed portion of research and development	31,605	24,711	28%
Total research and development costs	$47,005	$37,006	27%

General and Administrative

During the three months ended March 31, 2022, general and administrative expenses increased $14.3 million from the comparable prior year period due to a $14.2 million increase in employee-related expenses, including $5.7 million associated with an increase in additional paid time off and benefits awarded to employees, and a $0.1 million increase in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2022	2021	% Change
Non-cash stock-based compensation expense
Operating expenses	$982	$995	-1%
Sales and marketing	2,877	3,511	-18%
Research and development	2,219	1,567	42%
General and administrative	15,977	17,508	-9%
Total non-cash stock-based compensation expense	$22,055	$23,581	-6%

During the three months ended March 31, 2022, our non-cash stock-based compensation expense decreased $1.5 million from the comparable prior year period due to the vesting of awards that were outstanding during the first quarter of 2021 that were no longer outstanding during the first quarter of 2022.

Depreciation and Amortization

During the three months ended March 31, 2022, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The increase in interest expense for the three months ended March 31, 2022, as compared to the comparable prior year period, is due the timing and progress of construction of the expansion of our corporate headquarters and our expanded operations facility, which resulted in a lower capitalization rate of interest in 2022.

Other Income (Expense), net

The change in other income (expense), net for the three months ended March 31, 2022 was primarily due to the increase in the fair value of our interest rate swap as compared to the comparable prior year period.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 27.9% and 32.1% for the three months ended March 31, 2022 and 2021, respectively. The lower effective income tax rate for the three months ended March 31, 2022 is primarily related to a decrease in nondeductible expenses as compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit. Additionally, we maintain a senior secured revolving credit facility (the “2022 Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. The 2022 Facility provides us the ability to borrow funds in the aggregate principal amount of up to $250.0 million, and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. As of May 4, 2022, we have $29.0 million of outstanding borrowings under the 2022 Facility.

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for construction projects at our corporate headquarters and other facilities from available cash, we have incurred indebtedness for a portion of these costs. We are funding the current building expansion at our Oklahoma City headquarters from available cash. Further, all purchases under our stock repurchase plans were paid for from available cash. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

Term Credit Agreement. As of March 31, 2022, our indebtedness consisted solely of term loans (the “Term Loans”) made under a senior secured term credit agreement (as amended from time to time, the “Term Credit Agreement”) among the Company, certain of our subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank. All Term Loans were used to finance construction projects at our corporate headquarters. Our obligations under the Term Loans were secured by a mortgage and first priority security interest in our corporate headquarters property. The Term Loans were due to mature on September 7, 2025 and bore interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such Term Loan plus 1.5%.

Under the Term Credit Agreement, we were required to comply with certain financial and non-financial covenants, including maintaining a fixed charge coverage ratio of not less than 1.25 to 1.0 and a funded indebtedness to EBITDA ratio of not greater than 2.0 to 1.0. Additionally, the Term Credit Agreement contained customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a credit agreement of this size and type. As of March 31, 2022, we were in compliance with all covenants set forth in the Term Credit Agreement. As discussed below, the Term Loans were repaid in full on May 4, 2022 and the Term Credit Agreement was terminated.

Interest Rate Swap Agreement. In connection with entering into the Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the Term Loans (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of comprehensive income. For the three months ended March 31, 2022 and 2021, we recorded gains of $1.3 million and $0.7 million, respectively, for the change in fair value of the interest rate swap. The change in fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of comprehensive income.

2018 Revolving Credit Agreement. On February 12, 2018, we entered into a senior secured revolving credit agreement (the “2018 Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for a senior secured revolving credit facility (the “2018 Facility”) in the aggregate principal amount of $50.0 million (the “2018 Revolving Commitment”), which could have been increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The 2018 Facility included a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. The 2018 Facility was scheduled to mature on February 12, 2020. On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement, pursuant to which (i) Wells Fargo Bank, N.A. was added as a lender, (ii) the 2018 Revolving Commitment was increased to $75.0 million, which could have been further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions, and (iii) the scheduled maturity date of the 2018 Facility was extended to April 15, 2022. As of March 31, 2022, we did not have any borrowings outstanding under the 2018 Facility. The 2018 Facility matured pursuant to its terms on April 15, 2022.

2022 Revolving Credit Agreement. On May 4, 2022, we entered into a new credit agreement (the “2022 Revolving Credit Agreement”) providing for a $250.0 million senior secured revolving credit facility and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The 2022 Facility includes a $25.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. On May 4, 2022, we borrowed $29.0 million under the 2022 Facility to repay the Term Loans, along with accrued interest, expenses and fees. See Part II, Item 5, “Other Information,” in this Form 10-Q for additional information.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in May 2021, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock. As of March 31, 2022, there was $266.1 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on May 13, 2023.

During the three months ended March 31, 2022, we repurchased an aggregate of 594 shares of our common stock at an average cost of $366.49 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $0.2 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We are currently focused on the expansion of our corporate headquarters. Capital expenditures related to this expansion began in the fourth quarter of 2021. We estimate that the total cost of the project will be between $60 million and $70 million and we expect construction will take approximately two years to complete. In addition, we have purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we have committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

As part of our payroll and payroll tax filing services, we collect funds from our clients for federal, state and local employment taxes, which we remit to the appropriate tax agencies. We invest these funds in money market funds, demand deposit accounts, commercial paper, U.S. treasury securities and certificates of deposit from which we earn interest income during the period between their receipt and disbursement.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$117,231	$89,457	31%
Investing activities	(67,626)	7,455	1007%
Financing activities	2,098,868	685,369	206%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$2,148,473	$782,281	175%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2022 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the three months ended March 31, 2021, our operating cash flows for the three months ended March 31, 2022 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2022 increased from the comparable prior year period due to a $121.9 million increase in purchases of investments from funds held for clients and a $9.1 million increase in purchases of property and equipment. The increase in cash flows used in investing activities was slightly offset by $56.0 million increase in proceeds from maturities of investments from funds held for clients.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2022 increased from the comparable prior year period primarily due to the impact of a $1,413.3 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf as well as a $0.2 million decrease in the withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. As discussed in “Note 6. Long-Term Debt, Net” and elsewhere in this Form 10-Q, the 2018 Revolving Credit Agreement matured on April 15, 2022, and on May 4, 2022, we entered into the 2022 Revolving Credit Agreement, repaid the Term Loans and terminated the Term Credit Agreement. Outside of the maturation of the 2018 Revolving Credit Agreement, changes related to the 2022 Revolving Credit Agreement, repayment of the Term Loans and termination of the Term Credit Agreement, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on February 17, 2022. For additional information regarding our naming rights agreement, leases, long-term debt and our commitments and contingencies, see “Note 4. Goodwill and Intangible Assets, Net”, “Note 5. Leases”, “Note 6. Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the Form 10-K and “Note 5. Goodwill and Intangible Assets, Net”, “Note 6. Long-Term Debt, Net”, “Note 13. Commitments and Contingencies” and “Note 15. Subsequent Events” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income or other consolidated statements of comprehensive income data prepared in accordance with U.S. GAAP. Adjusted EBITDA and non-GAAP net income may not be comparable to similarly titled measures of other companies and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2022	2021
Net income to adjusted EBITDA:
Net income	$91,930	$64,616
Interest expense	215	—
Provision for income taxes	35,534	30,559
Depreciation and amortization	21,655	14,916
EBITDA	149,334	110,091
Non-cash stock-based compensation expense	22,055	23,581
Change in fair value of interest rate swap	(1,263)	(656)
Adjusted EBITDA	$170,126	$133,016

	Three Months Ended March 31,
	2022	2021
Net income to non-GAAP net income:
Net income	$91,930	$64,616
Non-cash stock-based compensation expense	22,055	23,581
Change in fair value of interest rate swap	(1,263)	(656)
Income tax effect on non-GAAP adjustments	(2,074)	(1,633)
Non-GAAP net income	$110,648	$85,908

Weighted average shares outstanding:
Basic	58,014	57,740
Diluted	58,219	58,394

Earnings per share, basic	$1.58	$1.12
Earnings per share, diluted	$1.58	$1.11
Non-GAAP net income per share, basic	$1.91	$1.49
Non-GAAP net income per share, diluted	$1.90	$1.47

	Three Months Ended March 31,
	2022	2021
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.58	$1.12
Non-cash stock-based compensation expense	0.38	0.41
Change in fair value of interest rate swap	(0.02)	(0.01)
Income tax effect on non-GAAP adjustments	(0.03)	(0.03)
Non-GAAP net income per share, basic	$1.91	$1.49

	Three Months Ended March 31,
	2022	2021
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.58	$1.11
Non-cash stock-based compensation expense	0.38	0.40
Change in fair value of interest rate swap	(0.02)	(0.01)
Income tax effect on non-GAAP adjustments	(0.04)	(0.03)
Non-GAAP net income per share, diluted	$1.90	$1.47

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $360.6 million as of March 31, 2022. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

To mitigate interest rate risk related to the Term Loans, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement effectively fixed our interest rate at 4.0%, eliminating a portion of the variable rate and coinciding interest rate risk associated with the Term Loans. As of March 31, 2022, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

On May 4, 2022, we entered into a new credit agreement (the “2022 Revolving Credit Agreement”) providing for a $250.0 million senior secured revolving credit facility (the “2022 Facility”) and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. As described elsewhere in this Form 10-Q, we borrowed $29.0 million under the 2022 Facility to repay the Term Loans. These borrowings under the 2022 Facility bear interest at the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate plus 1.125%, and as a result, we may be exposed to increased interest rate risk. The interest rate swap remains outstanding to offset the interest rate variability associated with the borrowings under the 2022 Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended March 31, 2022 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2022(2)	202	$415.19	202	$266,203,000
February 1 - 28, 2022(2)	215	$326.88	215	$266,133,000
March 1 - 31, 2022(2)	177	$359.02	177	$266,069,000
Total	594		594

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

Item 5. Other Information

2022 Revolving Credit Agreement

On May 4, 2022 (the “Closing Date”), Paycom Payroll, LLC (the “Borrower”), Paycom Software, Inc. (“Software”) and certain other subsidiaries of Software (collectively, the “Guarantors,” and collectively with the Borrower, the “Loan Parties”), entered into the 2022 Revolving Credit Agreement with Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders from time to time party thereto (collectively with Bank of America, N.A., the “Lenders”), and Bank of America, N.A., as the administrative agent.

The 2022 Revolving Credit Agreement provides for a senior secured revolving credit facility (the “2022 Facility”) in the aggregate principal amount of up to $250.0 million, and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The 2022 Facility includes a $25.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. The 2022 Facility is scheduled to mature on May 4, 2027 (the “Scheduled Maturity Date”).

We have the option to borrow under the 2022 Facility in the form of either base rate loans or BSBY rate loans. Each BSBY rate loan bears interest at a rate per annum equal to the BSBY rate plus (i) 1.125% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0 or (ii) 1.375% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0. Each base rate loan bears interest at a rate per annum equal to (x) a fluctuating rate of interest per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the BSBY rate plus 1.0%, subject to the interest rate floors set forth therein, plus (y) 0.125% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0, or (ii) 0.375% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0. We are required to pay a quarterly commitment fee at a rate of 0.20% per annum on the daily amount of the undrawn portion of the revolving commitments under the 2022 Facility. We are also required to pay customary letter of credit fees upon drawing any letter of credit. The 2022 Facility provides for no scheduled principal amortization prior to the Scheduled Maturity Date. Subject to certain conditions set forth in the 2022 Revolving Credit Agreement, we may borrow, prepay and reborrow under the 2022 Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

The proceeds of the loans and letters of credit under the 2022 Facility are to be used for ongoing working capital and general corporate purposes and refinancing the Term Loans. On the Closing Date, we borrowed $29.0 million under the 2022 Facility to repay the Term Loans, along with accrued interest, expenses and fees. The loan on the Closing Date bears interest at the BSBY rate plus 1.125%.

Under the 2022 Revolving Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0 and a consolidated leverage ratio of not greater than 2.25 to 1.0. Additionally, the 2022 Revolving Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the 2022 Facility. Our obligations under the 2022 Facility are secured by a senior security interest in all personal property of the Loan Parties.

The events of default under the 2022 Revolving Credit Agreement include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults and change in control events. The occurrence of an event of default could result in the acceleration of our obligations under the 2022 Revolving Credit Agreement, the requirement to post cash collateral with respect to letters of credit, the termination of the Lenders’ commitments and a 2.0% increase in the rate of interest.

From time to time, the Lenders and certain of their affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or the Company’s affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the 2022 Revolving Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2022 Revolving Credit Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

Termination of Term Credit Agreement

In connection with the repayment of the Term Loans, the Term Credit Agreement was terminated on the Closing Date. The Term Loans under the Term Credit Agreement were secured by a senior security interest in certain real property of the Company. The security interests and liens granted in connection with the Term Loans under the Term Credit Agreement were terminated in connection with the Company’s discharge of indebtedness thereunder.

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

10.1+

Severance and Release Agreement, dated April 14, 2022, by and among Paycom Software, Inc., Paycom Payroll, LLC and Jon Evans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 14, 2022, filed with the SEC on April 15, 2022).

10.2*

Credit Agreement, dated May 4, 2022, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of the Paycom Software, Inc. as guarantors, Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders party thereto, and Bank of America, N.A., as the administrative agent.

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

PAYCOM SOFTWARE, INC.

Date: May 5, 2022	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)