Form 10-Q
period 2022-06-30
Paycom Software, Inc.
filed 2022-08-04
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 26, 2022, there were 60,026,348 shares of common stock, par value of $0.01 per share, outstanding, including 2,161,200 shares of restricted stock.

Paycom Software, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$279,039	$277,978
Accounts receivable	20,078	9,490
Prepaid expenses	37,779	23,729
Inventory	1,647	1,131
Income tax receivable	220	16,413
Deferred contract costs	86,048	76,724
Current assets before funds held for clients	424,811	405,465
Funds held for clients	3,423,181	1,846,573
Total current assets	3,847,992	2,252,038
Property and equipment, net	374,940	348,953
Intangible assets, net	55,969	58,028
Goodwill	51,889	51,889
Long-term deferred contract costs	511,957	461,852
Other assets	48,956	42,385
Total assets	$4,891,703	$3,215,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,475	$5,772
Accrued commissions and bonuses	14,798	22,357
Accrued payroll and vacation	41,802	34,259
Deferred revenue	17,920	16,277
Current portion of long-term debt	—	1,775
Accrued expenses and other current liabilities	54,904	63,397
Current liabilities before client funds obligation	142,899	143,837
Client funds obligation	3,425,573	1,846,573
Total current liabilities	3,568,472	1,990,410
Deferred income tax liabilities, net	135,282	145,504
Long-term deferred revenue	90,960	85,149
Net long-term debt, less current portion	29,000	27,380
Other long-term liabilities	73,850	72,988
Total long-term liabilities	329,092	331,021
Total liabilities	3,897,564	2,321,431
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,514 and 62,298 shares issued at June 30, 2022 and December 31, 2021, respectively; 57,864 and 58,012 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	625	623
Additional paid-in capital	517,777	465,594
Retained earnings	1,064,864	915,579
Accumulated other comprehensive earnings (loss)	(1,600)	—
Treasury stock, at cost 4,650 and 4,286 shares at June 30, 2022 and December 31, 2021, respectively)	(587,527)	(488,082)
Total stockholders’ equity	994,139	893,714
Total liabilities and stockholders’ equity	$4,891,703	$3,215,145

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Recurring	$311,534	$237,585	$659,698	$505,359
Implementation and other	5,390	4,561	10,745	8,985
Total revenues	316,924	242,146	670,443	514,344
Cost of revenues
Operating expenses	39,604	28,773	78,096	57,846
Depreciation and amortization	10,478	7,637	20,470	14,837
Total cost of revenues	50,082	36,410	98,566	72,683
Administrative expenses
Sales and marketing	87,724	67,979	162,720	130,740
Research and development	36,803	28,224	68,408	52,935
General and administrative	57,912	54,063	118,416	100,254
Depreciation and amortization	12,090	8,380	23,753	16,096
Total administrative expenses	194,529	158,646	373,297	300,025
Total operating expenses	244,611	195,056	471,863	372,708
Operating income	72,313	47,090	198,580	141,636
Interest expense	(354)	—	(569)	—
Other income (expense), net	878	146	2,290	775
Income before income taxes	72,837	47,236	200,301	142,411
Provision for income taxes	15,482	(5,042)	51,016	25,517
Net income	$57,355	$52,278	$149,285	$116,894
Earnings per share, basic	$0.99	$0.90	$2.57	$2.02
Earnings per share, diluted	$0.99	$0.90	$2.57	$2.01
Weighted average shares outstanding:
Basic	57,969	57,853	57,992	57,797
Diluted	58,067	58,092	58,186	58,135
Comprehensive earnings (loss):
Net income	$57,355	$52,278	$149,285	$116,894
Unrealized net gains (losses) on available-for-sale securities	(654)	—	(2,176)	—
Tax effect	173	—	576	—
Other comprehensive income (loss), net of tax	(481)	—	(1,600)	—
Comprehensive earnings (loss)	$56,874	$52,278	$147,685	$116,894

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	$—	4,122	$(422,502)	$655,643
Vesting of restricted stock	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	25,594	—	—	—	—	25,594
Repurchases of common stock	—	—	—	—	—	1	(377)	(377)
Net income	—	—	—	64,616	—	—	—	64,616
Balances at March 31, 2021	61,864	$618	$383,502	$784,235	$—	4,123	$(422,879)	$745,476
Vesting of restricted stock	271	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	26,480	—	—	—	—	26,480
Repurchases of common stock	—	—	—	—	—	94	(31,978)	(31,978)
Net income	—	—	—	52,278	—	—	—	52,278
Balances at June 30, 2021	62,135	$621	$409,979	$836,513	$—	4,217	$(454,857)	$792,256

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	$—	4,286	$(488,082)	$893,714
Vesting of restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,713	—	—	—	—	24,713
Repurchases of common stock	—	—	—	—	—	1	(218)	(218)
Net income	—	—	—	91,930	—	—	—	91,930
Other comprehensive earnings (loss), net of tax	—	—	—	—	(1,119)	—	—	(1,119)
Balances at March 31, 2022	62,302	$623	$490,307	$1,007,509	$(1,119)	4,287	$(488,300)	$1,009,020
Vesting of restricted stock	212	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	27,472	—	—	—	—	27,472
Repurchases of common stock	—	—	—	—	—	363	(99,227)	(99,227)
Net income	—	—	—	57,355	—	—	—	57,355
Other comprehensive earnings (loss), net of tax	—	—	—	—	(481)	—	—	(481)
Balances at June 30, 2022	62,514	$625	$517,777	$1,064,864	$(1,600)	4,650	$(587,527)	$994,139

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$149,285	$116,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,223	30,933
Accretion of discount on available-for-sale securities	(637)	(183)
Non-cash marketing expense	876	157
Loss on disposition of property and equipment	—	132
Amortization of debt issuance costs	167	18
Stock-based compensation expense	46,323	47,373
Cash paid for derivative settlement	(300)	(418)
Gain on derivative	(1,368)	(287)
Deferred income taxes, net	(9,646)	6,485
Changes in operating assets and liabilities:
Accounts receivable	(10,588)	(10,775)
Prepaid expenses	(14,050)	(14,430)
Inventory	(1,166)	80
Other assets	(5,308)	1,631
Deferred contract costs	(57,746)	(44,893)
Accounts payable	7,655	2,267
Income taxes, net	16,193	2,450
Accrued commissions and bonuses	(7,559)	(3,785)
Accrued payroll and vacation	7,543	4,111
Deferred revenue	7,454	5,632
Accrued expenses and other current liabilities	(2,393)	3,051
Net cash provided by operating activities	168,958	146,443
Cash flows from investing activities
Purchases of investments from funds held for clients	(233,789)	(142,051)
Proceeds from investments from funds held for clients	279,000	155,000
Purchases of property and equipment	(67,721)	(62,732)
Net cash used in investing activities	(22,510)	(49,783)
Cash flows from financing activities
Proceeds from issuance of debt	29,000	—
Repurchases of common stock	(94,652)	—
Withholding taxes paid related to net share settlements	(4,793)	(32,355)
Payments on long-term debt	(29,287)	(888)
Net change in client funds obligation	1,579,000	411,878
Payment of debt issuance costs	(1,297)	—
Net cash provided by financing activities	1,477,971	378,635
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,624,419	475,295
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,812,691	1,585,275
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,437,110	$2,060,570

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$279,039	$202,362
Restricted cash included in funds held for clients	3,158,071	1,858,208
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,437,110	$2,060,570

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$3,831	$7,131
Stock-based compensation for capitalized software	$4,180	$3,351
Right of use assets obtained in exchange for operating lease liabilities	$7,940	$1,572

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of June 30, 2022 and December 31, 2021, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit. Additionally, as of June 30, 2022, the funds held for clients were invested in U.S. treasury securities with an original maturity duration of greater than one year. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. U.S. treasury securities with an original maturity duration of greater than one year are also classified as available-for-sale securities and included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in June 2022, our Board of Directors authorized the repurchase of up to $550.0 million of our common stock. As of June 30, 2022, there was $550.0 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on June 7, 2024.

During the six months ended June 30, 2022, we repurchased an aggregate of 363,569 shares of our common stock at an average cost of $273.52 per share, including 16,257 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. As of June 30 2022, our floating-to-fixed interest rate swap remains outstanding to offset the rate variability associated with outstanding borrowings under the 2022 Facility (as defined in Note 6). As further discussed in Note 7, under the terms of the interest rate swap agreement, we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. When the one-month USD LIBOR rate ceases to exist, we will have to renegotiate our interest rate swap agreement. ASU 2020-04 is currently effective and we plan to adopt and apply ASU 2020-04 prospectively to contract modifications made on or before December 31, 2022. As of June 30, 2022, there were no contract modifications that would have been impacted by ASU 2020-04.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) Scope” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that are affected by the discounting transition. ASU 2021-01 amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 is currently effective and upon adoption may be applied to contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. As of June 30, 2022, there were no contract modifications that would have been impacted by ASU 2021-01.
3.	REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and Microfence™ tools and applications. Payroll includes Beti®, Payroll and Tax Management, Paycom Pay®, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue™ applications.

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

Changes in deferred revenue related to material right performance obligations as of June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$104,816	$88,993	$101,426	$86,826
Deferral of revenue	15,426	8,536	24,614	15,498
Recognition of unearned revenue	(11,362)	(5,071)	(17,160)	(9,866)
Balance, end of period	$108,880	$92,458	$108,880	$92,458

We expect to recognize $10.2 million of deferred revenue related to material right performance obligations in the remainder of 2022, $17.1 million of such deferred revenue in 2023, and $81.6 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended June 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$290,523	$16,595	$(11,132)	$295,986
Costs to fulfill a contract	$285,081	$26,819	$(9,881)	$302,019

	As of and for the Three Months Ended June 30, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$244,339	$13,701	$(9,132)	$248,908
Costs to fulfill a contract	$214,969	$21,934	$(7,391)	$229,512

	As of and for the Six Months Ended June 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$272,919	$44,881	$(21,814)	$295,986
Costs to fulfill a contract	$265,657	$55,449	$(19,087)	$302,019

	As of and for the Six Months Ended June 30, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$232,583	$34,242	$(17,917)	$248,908
Costs to fulfill a contract	$199,593	$44,112	$(14,193)	$229,512

4.	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30, 2022	December 31, 2021
Property and equipment
Software and capitalized software costs	$235,312	$199,470
Buildings	177,044	172,807
Computer equipment	116,553	102,509
Rental clocks	33,001	30,313
Furniture, fixtures and equipment	27,488	24,971
Other	16,789	16,397
	606,187	546,467
Less: accumulated depreciation and amortization	(284,816)	(242,652)
	321,371	303,815
Construction in progress	19,773	11,342
Land	33,796	33,796
Property and equipment, net	$374,940	$348,953

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three and six months ended June 30, 2022, we capitalized $16.4 million and $31.8 million, respectively, of computer software development costs related to software developed for internal use. For the three and six months ended June 30, 2021, we capitalized $13.7 million and $26.0 million, respectively, of computer software development costs related to software developed for internal use.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We capitalize interest incurred for indebtedness related to construction in progress. For the three and six months ended June 30, 2022, we incurred interest costs of $0.6 million and $0.9 million, respectively, of which we capitalized $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2021, we incurred interest costs of $0.3 million and $0.7 million, respectively, of which we capitalized $0.3 million and $0.7 million, respectively. Included in the construction in progress balance at June 30, 2022 and December 31, 2021 is $0.7 million and $0.1 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $21.6 million and $42.2 million, respectively, for the three and six months ended June 30, 2022. Depreciation and amortization expense for property and equipment was $15.6 million and $30.5 million, respectively, for the three and six months ended June 30, 2021.
5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of both June 30, 2022 and December 31, 2021, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative analysis of the fair value of our goodwill and determined there was no impairment as of June 30, 2022. As of June 30, 2022 and December 31, 2021, there were no indicators of impairment.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following table presents the components of intangible assets within our consolidated balance sheets:

	June 30, 2022
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.3	$60,199	$(4,230)	$55,969
Trade name	—	3,194	(3,194)	—
Total		$63,393	$(7,424)	$55,969

	December 31, 2021
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.8	$60,199	$(2,278)	$57,921
Trade name	0.5	3,194	(3,087)	107
Total		$63,393	$(5,365)	$58,028

Amortization of intangible assets for the three and six months ended June 30, 2022 was $1.1 million and $2.1 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2021 was $0.4 million and $0.4 million, respectively. We estimate the aggregate amortization expense will be $2.0 million for the remainder of 2022 and $3.9 million for each of 2023, 2024, 2025, 2026 and 2027.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

6.LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
2022 Revolving Credit Agreement due May 4, 2027	$29,000	—
Net term note to bank due September 7, 2025	—	$29,155
Total long-term debt, net (including current portion)	29,000	29,155
Less: Current portion	—	(1,775)
Total long-term debt, net	$29,000	$27,380

On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “2017 Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “2017 Term Loans”). Our obligations under the 2017 Term Loans were secured by a mortgage and first priority security interest in our corporate headquarters property. The 2017 Term Loans were due to mature on September 7, 2025 and bore interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such 2017 Term Loan plus 1.5%.

As discussed below, the 2017 Term Loans were repaid in full on May 4, 2022 and the 2017 Term Credit Agreement was terminated. At the time of payoff, unamortized debt issuance costs totaling $0.1 million were written off.

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

Pursuant to its terms, the 2018 Facility matured on April 15, 2022. At maturity, we did not have any borrowings outstanding under the 2018 Facility.

On May 4, 2022 (the “May 2022 Facility Closing Date”), Paycom Payroll, LLC (the “Borrower”), Software, and certain other subsidiaries of Software (collectively, the “Guarantors,” and collectively with the Borrower, the “Loan Parties”), entered into a new credit agreement (as amended from time to time, the “May 2022 Revolving Credit Agreement”) with Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders from time to time party thereto (collectively with Bank of America, N.A., the “May 2022 Lenders”), and Bank of America, N.A., as the administrative agent.

The May 2022 Revolving Credit Agreement provided for a senior secured revolving credit facility (the “May 2022 Facility”) in the initial aggregate principal amount of up to $250.0 million, and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The May 2022 Facility included a $25.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. On June 7, 2022, the aggregate commitments under the May 2022 Revolving Credit Agreement were increased from $250.0 million to $350.0 million. The May 2022 Facility was scheduled to mature on May 4, 2027.

 We had the option to borrow under the May 2022 Facility in the form of either base rate loans or Bloomberg Short-Term Bank Yield Index (“BSBY”) rate loans. Each BSBY rate loan would bear interest at a rate per annum equal to the BSBY rate plus (i) 1.125% if the Company’s consolidated leverage ratio was less than 1.0 to 1.0 or (ii) 1.375% if the Company’s consolidated leverage ratio was greater than or equal to 1.0 to 1.0. Each base rate loan would bear interest at a rate per annum equal to (x) a fluctuating rate of interest per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the BSBY rate plus 1.0%, subject to the interest rate floors set forth therein, plus (y) 0.125% if the Company’s consolidated leverage ratio was less than 1.0 to 1.0, or (ii) 0.375% if the Company’s consolidated leverage ratio was greater than or equal to 1.0 to 1.0. We were required to pay a quarterly commitment fee at a rate of 0.20% per annum on the daily amount of the undrawn portion of the revolving commitments under the May 2022 Facility. We were also required to pay customary letter of credit fees upon drawing any letter of credit. The May 2022 Facility provided for no scheduled principal amortization prior to the scheduled maturity date. Subject to certain conditions set forth in the May 2022 Revolving Credit Agreement, we could borrow, prepay and reborrow under the May 2022 Facility and terminate or reduce the May 2022 Lenders’ commitments at any time prior to the scheduled maturity date.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

 The proceeds of the loans and letters of credit under the May 2022 Facility were to be used for ongoing working capital and general corporate purposes and refinancing the 2017 Term Loans. On the May 2022 Closing Date, we borrowed $29.0 million under the May 2022 Facility to repay the 2017 Term Loans, along with accrued interest, expenses and fees. The loan on the May 2022 Facility Closing Date bore interest at the BSBY rate plus 1.125%. In connection with the repayment of the 2017 Term Loans, the 2017 Term Credit Agreement was terminated on May 4, 2022.

 Under the May 2022 Revolving Credit Agreement, we were required to maintain as of the end of each fiscal quarter a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0 and a consolidated leverage ratio of not greater than 2.25 to 1.0. Additionally, the May 2022 Revolving Credit Agreement contained customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions for a facility of the size and type of the May 2022 Facility. Our obligations under the May 2022 Facility were secured by a senior security interest in all personal property of the Loan Parties.

 The events of default under the May 2022 Revolving Credit Agreement included, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults and change in control events. The occurrence of an event of default could have resulted in the acceleration of our obligations under the May 2022 Revolving Credit Agreement, the requirement to post cash collateral with respect to letters of credit, the termination of the May 2022 Lenders’ commitments and a 2.0% increase in the rate of interest. As of June 30, 2022, we had $29.0 million outstanding under the May 2022 Facility.

On July 29, 2022, we entered into the July 2022 Credit Agreement (as defined in Note 15) and borrowed $29.0 million under the July 2022 Term Loan Facility (as defined in Note 15) to repay the outstanding borrowings of $29.0 million under the May 2022 Facility along with accrued interest, expenses and fees. In connection with the repayment, the May 2022 Revolving Credit Agreement was terminated on July 29, 2022.  See Note 15 for additional information regarding the July 2022 Credit Agreement.

As of June 30, 2022 and December 31, 2021, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.
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

The objective of the interest rate swap was to reduce the variability in the forecasted interest payments of the Term Loans, which was based on a one-month USD LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. As further discussed in Note 6, on May 4, 2022, we repaid the Term Loans and terminated the Term Credit Agreement. In connection with the repayment of the Term Loans, we borrowed funds under the 2022 Facility. The interest rate swap remains outstanding to offset the interest rate variability associated with the outstanding borrowings under the 2022 Facility. The interest rate swap agreement has a maturity date of September 7, 2025. For the three and six months ended June 30, 2022, we recorded gains of $0.4 million and $1.7 million, respectively, for the change in fair value of the interest rate swap, and for the three and six months ended June 30, 2021, we recorded gains of less than $0.1 million and $0.7 million, respectively, for the change in fair value of the interest rate swap. The change in the fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of comprehensive income.

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

The tables below present our cash and cash equivalents, the funds held for clients’ cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	June 30, 2022
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses(1)	Fair value
Cash and cash equivalents	$279,039	$—	$—	$279,039
Funds held for clients' cash and cash equivalents	3,158,071	—	—	3,158,071
Available-for-sale securities (2):
Commercial paper	103,094	—	(517)	102,577
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	139,192	—	(1,659)	137,533
Total investments	$3,704,396	$—	$(2,176)	$3,702,220

	December 31, 2021
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$277,978	$—	$—	$277,978
Funds held for clients' cash and cash equivalents	1,534,894	—	—	1,534,894
Available-for-sale securities (2):
Commercial paper	311,679	—	—	311,679
Certificates of deposit	—	—	—	—
Total investments	$2,124,551	$—	$—	$2,124,551
(1)	These securities have been in an unrealized loss position for a period of less than 12 months.
(2)	All available-for-sale securities were included within funds held for clients.

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for six months ended June 30, 2022 or 2021. There were no realized gains or losses on the sale of available-for-sale securities for the six months ended June 30, 2022 or 2021.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the six months ended June 30, 2022 or during the six months ended June 30, 2021. All of our commercial paper securities held an A-2 rating or better as of June 30, 2022 and the U.S. treasury securities held a rating of AAA as of June 30, 2022.

Expected maturities of available-for-sale securities at June 30, 2022 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$128,094	$127,577
One year to five years	$139,192	$137,533
Total available-for-sale securities	$267,286	$265,110

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$102,577	$—	$102,577
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$137,533	$—	$137,533
Interest rate swap	$—	$334	$—	$334

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$311,679	$—	$311,679
Certificates of deposit	$—	$—	$—	$—
Liabilities:
Interest rate swap	$—	$1,335	$—	$1,335

10.	EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $3.1 million and $6.6 million for the three and six months ended June 30, 2022, respectively. Matching contributions were $2.6 million and $5.9 million for the three and six months ended June 30, 2021, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 31,350 and 24,717 shares of the Company’s common stock under the ESPP during the six months ended June 30, 2022 and 2021, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Our compensation expense related to the ESPP was $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively.

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

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$57,355	$52,278	$149,285	$116,894
Denominator:
Basic weighted average shares outstanding	57,969	57,853	57,992	57,797
Dilutive effect of unvested restricted stock	98	239	194	338
Diluted weighted average shares outstanding	58,067	58,092	58,186	58,135
Earnings per share:
Basic	$0.99	$0.90	$2.57	$2.02
Diluted	$0.99	$0.90	$2.57	$2.01

12.STOCK-BASED COMPENSATION

Restricted Stock Awards

During the six months ended June 30, 2022, we issued an aggregate of 404,250 restricted shares of common stock under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the “LTIP”), consisting of 59,503 shares subject to market-based vesting conditions (“Market-Based Shares”) and 344,747 shares subject to time-based or no vesting conditions (“Time-Based Shares”). Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $484 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $559 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. The Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The 344,747 Time-Based Shares mentioned above include an aggregate of 5,210 Time-Based Shares issued to the non-employee members of our Board of Directors in May 2022, all of which will cliff-vest on May 9, 2023, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

The following table summarizes restricted stock awards activity for the six months ended June 30, 2022:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares of restricted stock outstanding at December 31, 2021	369.6	$259.94	1,628.3	111.87
Granted	344.7	$285.89	59.5	268.93
Vested	(215.3)	$174.98	—	278.24
Forfeited	(31.5)	$317.45	(5.7)	279.88
Unvested shares of restricted stock outstanding at June 30, 2022	467.5	$314.35	1,682.1	$116.85

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes PSU activity for the six months ended June 30, 2022:

	PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested PSUs outstanding at December 31, 2021	37.1	$556.50
Granted	51.5	$296.07
Forfeited	(10.8)	$376.69
Unvested PSUs outstanding at June 30, 2022 (1)	77.8	$409.13

(1)	A maximum of 194,478 units could be awarded based upon Paycom’s Relative TSR over the applicable performance periods.

For the three and six months ended June 30, 2022, our total compensation expense related to restricted stock awards and PSU awards, in the aggregate, was $24.2 million and $46.3 million, respectively. For the three and six months ended June 30, 2021, our total compensation expense related to restricted stock awards and PSU awards, in aggregate, was $23.8 million and $47.4 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested PSU awards as of June 30, 2022.

	Restricted Stock
	Awards	PSUs
Unrecognized compensation cost	$260,132	$18,977
Weighted average period for recognition (years)	3.5	1.8

We capitalized stock-based compensation costs related to software developed for internal use of $2.3 million and $4.2 million for the three and six months ended June 30, 2022, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $1.9 million and $3.4 million for the three and six months ended June 30, 2021, respectively.
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

The Company’s effective income tax rate was 25.5% and 17.9% for the six months ended June 30, 2022 and 2021, respectively. The increase in effective tax rate for the six months ended June 30, 2022 is primarily related to a decrease of excess tax benefits from stock-based compensation.
15.	SUBSEQUENT EVENTS

Restricted Stock Awards

On July 22, 2022, we issued an aggregate of 16,287 restricted shares of common stock to certain non-executive employees under the LTIP consisting of Time-Based Shares that will vest in three or four tranches annually, beginning on the first anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

Debt Agreements

On July 29, 2022 (the “July 2022 Facility Closing Date”), the Borrower, Software, and certain other subsidiaries of Software entered into a new credit agreement (the “July 2022 Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “July 2022 Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent.

The July 2022 Credit Agreement provides for a senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

conditions. The July 2022 Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The July 2022 Credit Agreement also provides for a senior secured delayed draw term loan (the “July 2022 Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the July 2022 Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”).

The borrowings under the July 2022 Credit Agreement will bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.  The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.  We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the July 2022 Revolving Credit Facility and a quarterly ticking fee on the daily amount of the undrawn portion of the July 2022 Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

The July 2022 Revolving Credit Facility provides for no scheduled principal amortization prior to the Scheduled Maturity Date. Subject to certain conditions set forth in the July 2022 Credit Agreement, we may borrow, prepay and reborrow under the July 2022 Revolving Credit Facility and terminate or reduce the July 2022 Lenders’ commitments at any time prior to the Scheduled Maturity Date.

We may make up to ten draws under the July 2022 Term Loan Facility at any time during the period from and after the July 2022 Facility Closing Date through twelve months after the July 2022 Facility Closing Date. Loans under the July 2022 Term Loan Facility will amortize in equal quarterly installments commencing with the first full fiscal quarter after the earlier of (x) the date on which the July 2022 Term Loan Facility has been fully drawn and (y) the expiration of the draw period, in an aggregate annual amount equal to 7.5% in year one (if applicable) and year two, and 10% thereafter.

The proceeds of the loans and letters of credit under the July 2022 Credit Agreement are to be used for ongoing working capital and general corporate purposes, permitted acquisitions, share repurchases and refinancing the May 2022 Facility. On the July 2022 Facility Closing Date, we borrowed $29.0 million under the July 2022 Term Loan Facility to repay the outstanding indebtedness under the May 2022 Facility, along with accrued interest, expenses and fees. The loan on the July 2022 Facility Closing Date will bear interest at the Adjusted Term SOFR Rate plus 1.25%. In connection with the repayment of the May 2022 Facility, the May 2022 Revolving Credit Agreement was terminated on July 29, 2022.

Under the July 2022 Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter. Additionally, the July 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. Our obligations under the July 2022 Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

The events of default under the July 2022 Credit Agreement include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults, certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended, invalidity of the July 2022 Credit Agreement or the related loan documents and change in control events. The occurrence of an event of default could result in the acceleration of our obligations under the July 2022 Credit Agreement, the requirement to post cash collateral with respect to letters of credit, the termination of the July 2022 Lenders’ commitments and a 2.0% increase in the rate of interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2022, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2021, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our corporate headquarters and other facilities; the expected impact on our consolidated financial statements of new accounting pronouncements; our plans to repurchase shares of our common stock through a stock repurchase plan; our expected income tax rate for future periods; and the impact of the coronavirus (COVID-19) pandemic on our business, results of operations, cash flows, financial condition and liquidity. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	changes in laws, government regulations and policies and interpretations thereof;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop enhancements and new applications, keep pace with technological developments and respond to future disruptive technologies;
•	our ability to compete effectively;
•	fluctuations in our financial results due to factors beyond our control;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility that clients may not be satisfied with our deployment or technical support services, or that our solution fails to perform properly;
•	our dependence on our key executives;
•	our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing and operational personnel;
•	the possibility that the Affordable Care Act may be modified, repealed or declared unconstitutional;
•	the impact of the COVID-19 pandemic on the U.S. economy;
•	our failure to develop and maintain our brand cost-effectively;
•	seasonality of certain operating results and financial metrics;
•	our failure to adequately protect our intellectual property rights;

•	our reliance on relationships with third parties; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and our other reports filed with the SEC.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2022. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

Our principal marketing efforts include national and local advertising campaigns, email campaigns, social and digital media campaigns, search engine marketing methods, sponsorships, tradeshows, print advertising and outbound marketing including personalized direct mail campaigns. In addition, we generate leads and build recognition of our brand and thought leadership with relevant and informative content, such as white papers, blogs, podcast episodes and webinars.

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

For the three months ended June 30, 2022 and 2021, our total gross margins were approximately 84% and 85%, respectively. For the six months ended June 30, 2022 and 2021, our total gross margins were approximately 85% and 86%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has created uncertainty and impacted the operations of many of our clients and client prospects. Nonetheless, demand for our solution remains high and, despite the economic challenges brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.

At the onset of the COVID-19 pandemic, our sales force began meeting virtually with prospective clients to sell our solution. The remote work environment resulting from the COVID-19 pandemic has presented an opportunity for our sales force, in that each sales employee is able to meet with a greater number of client prospects in a given day than he or she would if conducting only in-person meetings. As the COVID-19 pandemic changes how our clients and client prospects meet, we will continue to adapt our sales process to align with our clients’ and client prospects’ meeting preferences, whether virtually, in-person or a combination.

We are monitoring developments related to the pandemic. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients. We are unable to estimate the full impact that the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the emergence of different COVID-19 variants, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our Form 10-K that was filed with the SEC on February 17, 2022.

Results of Operations

The following table sets forth certain consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2022		2021		% Change	2022		2021		% Change
Revenues
Recurring	$311,534	98.3%	$237,585	98.1%	31.1%	$659,698	98.4%	$505,359	98.3%	30.5%
Implementation and other	5,390	1.7%	4,561	1.9%	18.2%	10,745	1.6%	8,985	1.7%	19.6%
Total revenues	316,924	100.0%	242,146	100.0%	30.9%	670,443	100.0%	514,344	100.0%	30.3%
Cost of revenues
Operating expenses	39,604	12.5%	28,773	11.9%	37.6%	78,096	11.6%	57,846	11.2%	35.0%
Depreciation and amortization	10,478	3.3%	7,637	3.1%	37.2%	20,470	3.1%	14,837	2.9%	38.0%
Total cost of revenues	50,082	15.8%	36,410	15.0%	37.6%	98,566	14.7%	72,683	14.1%	35.6%
Administrative expenses
Sales and marketing	87,724	27.7%	67,979	28.1%	29.0%	162,720	24.3%	130,740	25.4%	24.5%
Research and development	36,803	11.6%	28,224	11.7%	30.4%	68,408	10.2%	52,935	10.3%	29.2%
General and administrative	57,912	18.3%	54,063	22.3%	7.1%	118,416	17.6%	100,254	19.5%	18.1%
Depreciation and amortization	12,090	3.8%	8,380	3.5%	44.3%	23,753	3.5%	16,096	3.1%	47.6%
Total administrative expenses	194,529	61.4%	158,646	65.6%	22.6%	373,297	55.6%	300,025	58.3%	24.4%
Total operating expenses	244,611	77.2%	195,056	80.6%	25.4%	471,863	70.3%	372,708	72.4%	26.6%
Operating income	72,313	22.8%	47,090	19.4%	53.6%	198,580	29.7%	141,636	27.6%	40.2%
Interest expense	(354)	-0.1%	—	0.0%	-100.0%	(569)	-0.1%	—	0.0%	-100%
Other income (expense), net	878	0.3%	146	0.1%	501.4%	2,290	0.3%	775	0.2%	195.5%
Income before income taxes	72,837	23.0%	47,236	19.5%	54.2%	200,301	29.9%	142,411	27.8%	40.6%
Provision for income taxes	15,482	4.9%	(5,042)	-2.1%	-407.1%	51,016	7.6%	25,517	5.1%	99.9%
Net income	$57,355	18.1%	$52,278	21.6%	9.7%	$149,285	22.3%	$116,894	22.7%	27.7%

Revenues

The increase in total revenues for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, the performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the six months ended June 30, 2022 as compared to the same period in 2021. The COVID-19 pandemic has resulted in, and may continue to result in, headcount fluctuations across our client base. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three and six months ended June 30, 2022 described above were impacted by the headcount fluctuations within our client base. The negative effects on our client revenue of lower headcount resulting from the pandemic were more than offset by headcount additions from new clients added since the beginning of the pandemic and modestly improved headcount levels among our pre-pandemic client base beginning in the second quarter of 2021. Additionally, rising interest rates and a higher average funds held for clients balance during the three and six months ended June 30, 2022 as compared to the same periods in 2021, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue.

The increase in implementation and other revenues for the three and six months ended June 30, 2022 from the same periods in 2021 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended June 30, 2022, operating expenses increased from the comparable prior year period by $10.8 million due to a $8.5 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel, a $1.9 million increase in shipping and supplies fees and a $0.6 million increase in automated clearing house fees in connection with the increase in revenues, which were partially offset by a $0.2 million decrease in costs associated with time clock sales. Depreciation and amortization expense increased $2.8 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

During the six months ended June 30, 2022, operating expenses increased from the comparable prior year period by $20.3 million due to a $16.0 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel, a $2.9 million increase in shipping and supplies fees and a $1.4 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $5.6 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2022, sales and marketing expenses increased from the comparable prior year period by $19.7 million due to a $15.2 million increase in employee-related expenses, including commissions and bonuses, and a $4.5 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program.

During the six months ended June 30, 2022, sales and marketing expenses increased from the comparable prior year period by $32.0 million due to a $24.6 million increase in employee-related expenses, including commissions and bonuses, and a $7.4 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program. Based on positive results from our advertising campaigns, we plan to continue to make significant investments in our marketing program and may adjust spending levels in future periods as we see opportunities for returns on our investments.

Research and Development

During the three and six months ended June 30, 2022, research and development expenses increased from the comparable prior year periods due to increases in employee-related expenses of $8.6 million and $15.5 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Capitalized portion of research and development	$16,440	$13,708	20%	$31,840	$26,003	22%
Expensed portion of research and development	36,803	28,224	30%	68,408	52,935	29%
Total research and development costs	$53,243	$41,932	27%	$100,248	$78,938	27%

General and Administrative

During the three months ended June 30, 2022, general and administrative expenses increased $3.8 million from the comparable prior year period due to a $5.8 million increase in employee-related expenses, which was partially offset by a $2.0 million decrease in accounting and legal expenses.

During the six months ended June 30, 2022, general and administrative expenses increased $18.2 million from the comparable prior year period due to a $20.1 million increase in employee-related expenses, which was partially offset by a $1.9 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Non-cash stock-based compensation expense
Operating expenses	$1,347	$1,130	19%	$2,329	$2,125	10%
Sales and marketing	5,029	3,639	38%	7,906	7,150	11%
Research and development	2,857	2,000	43%	5,076	3,567	42%
General and administrative	15,035	17,023	-12%	31,012	34,531	-10%
Total non-cash stock-based compensation expense	$24,268	$23,792	2%	$46,323	$47,373	-2%

Depreciation and Amortization

During the three and six months ended June 30, 2022, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2022, as compared to the comparable prior year periods, is due to the timing and progress of construction of the expansion of our corporate headquarters and our expanded operations facility, which resulted in a lower capitalization rate of interest in 2022.

Other Income (Expense), net

The change in other income (expense), net for the three and six months ended June 30, 2022 was primarily due to the increase in the fair value of our interest rate swap as compared to the comparable prior year periods.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 25.5% and 17.9% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective income tax rate for the six months ended June 30, 2022 is primarily related to a decrease of excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit. Additionally, we maintain a $650.0 million senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”), and a $750.0 million senior secured delayed draw term loan facility (the “July 2022 Term Loan Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of August 3, 2022, we have no outstanding borrowings under the July 2022 Revolving Credit Facility and $29.0 million of outstanding borrowings under the July 2022 Term Loan Facility.

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

2017 Term Credit Agreement. On December 7, 2017, we entered into a senior secured term credit agreement (as amended from time to time, the “2017 Term Credit Agreement”), pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Kirkpatrick Bank made certain term loans to us (the “2017 Term Loans”). All 2017 Term Loans were used to finance construction projects at our corporate headquarters. Our obligations under the 2017 Term Loans were secured by a mortgage and first priority security interest in our corporate headquarters property. The 2017 Term Loans were due to mature on September 7, 2025 and bore interest, at our option, at either (a) a prime rate plus 1.0% or (b) an adjusted LIBOR rate for the interest period in effect for such 2017 Term Loan plus 1.5%.

As discussed below, the 2017 Term Loans were repaid in full on May 4, 2022 and the 2017 Term Credit Agreement was terminated.

Interest Rate Swap Agreement. In connection with entering into the 2017 Term Credit Agreement, we also entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to the 2017 Term Loans (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement, which has a maturity date of September 7, 2025, provides that we receive quarterly variable interest payments based on the LIBOR rate and pay interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of comprehensive income. For the three and six months ended June 30, 2022, we recorded gains of $0.4 million and $1.7 million, respectively, for the change in fair value of the interest rate swap, and for the three and six months ended June 30, 2021, we recorded gains of less than $0.1 million and $0.7 million, respectively, for the change in the fair value of the interest rate swap. The change in fair value of the interest rate swap is included in Other income (expense), net in the consolidated statements of comprehensive income.

2018 Revolving Credit Agreement. On February 12, 2018, we entered into a senior secured revolving credit agreement (the “2018 Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provided for a senior secured revolving credit facility (the “2018 Facility”) in the aggregate principal amount of $50.0 million (the “2018 Revolving Commitment”), which could have been increased to up to $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The 2018 Facility included a $5.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. The 2018 Facility was scheduled to mature on February 12, 2020. On April 15, 2019, we entered into the First Amendment to Revolving Credit Agreement, pursuant to which (i) Wells Fargo Bank, N.A. was added as a lender, (ii) the 2018 Revolving Commitment was increased to $75.0 million, which could have been further increased to $125.0 million subject to obtaining additional lender commitments and certain approvals and satisfying other conditions, and (iii) the scheduled maturity date of the 2018 Facility was extended to April 15, 2022. The 2018 Facility matured pursuant to its terms on April 15, 2022.

May 2022 Revolving Credit Agreement. On May 4, 2022, we entered into a new credit agreement (the “May 2022 Revolving Credit Agreement”) with Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders from time to time party thereto, and Bank of America, N.A., as the administrative agent, which provided for a senior secured revolving credit facility in the initial aggregate principal amount of up to $250.0 million and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions (the “May 2022 Facility”). The May 2022 Facility included a $25.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. On May 4, 2022, we borrowed $29.0 million under the May 2022 Facility to repay the 2017 Term Loans, along with accrued interest, expenses and fees. On June 7, 2022, the aggregate commitments under the May 2022 Revolving Credit Agreement were increased from $250.0 million to $350.0 million. The May 2022 Facility was scheduled to mature on May 4, 2027.

We had the option to borrow under the May 2022 Facility in the form of either base rate loans or BSBY rate loans. Each BSBY rate loan would bear interest at a rate per annum equal to the BSBY rate plus (i) 1.125% if the Company’s consolidated leverage ratio was less than 1.0 to 1.0 or (ii) 1.375% if the Company’s consolidated leverage ratio was greater than or equal to 1.0 to 1.0. Each base rate loan would bear interest at a rate per annum equal to (x) a fluctuating rate of interest per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the BSBY rate plus 1.0%, subject to the interest rate floors set forth therein, plus (y) 0.125% if the Company’s consolidated leverage ratio was less than 1.0 to 1.0, or (ii) 0.375% if the Company’s consolidated leverage ratio was greater than or equal to 1.0 to 1.0. We were required to pay a quarterly commitment fee at a rate of 0.20% per annum on the daily amount of the undrawn portion of the revolving commitments under the May 2022 Facility.

As of June 30, 2022, we had $29.0 million outstanding under the May 2022 Facility. As discussed below, on July 29, 2022, we entered into the July 2022 Credit Agreement (as defined below) and borrowed $29.0 million to repay the outstanding indebtedness under the May 2022 Facility along with accrued interest, expenses and fees. In connection with the repayment, the May 2022 Revolving Credit Agreement was terminated on July 29, 2022.

July 2022 Credit Agreement. On July 29, 2022 (the “July 2022 Facility Closing Date”), we entered into a new credit agreement (the “July 2022 Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “July 2022 Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent.

The July 2022 Credit Agreement provides for the July 2022 Revolving Credit Facility in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The July 2022 Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The July 2022 Credit Agreement also provides for the July 2022 Term Loan Facility in the aggregate amount of up to $750.0 million. All loans under the July 2022 Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”).

The borrowings under the July 2022 Credit Agreement will bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.  The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.  We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the July 2022 Revolving Credit Facility and a quarterly ticking fee on the daily amount of the undrawn portion of the July 2022 Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

The July 2022 Revolving Credit Facility provides for no scheduled principal amortization prior to the Scheduled Maturity Date. Subject to certain conditions set forth in the July 2022 Credit Agreement, we may borrow, prepay and reborrow under the July 2022 Revolving Credit Facility and terminate or reduce the July 2022 Lenders’ commitments at any time prior to the Scheduled Maturity Date.

We may make up to ten draws under the July 2022 Term Loan Facility at any time during the period from and after the July 2022 Facility Closing Date through twelve months after the July 2022 Facility Closing Date. Loans under the July 2022 Term Loan Facility will amortize in equal quarterly installments commencing with the first full fiscal quarter after the earlier of (x) the date on which the July 2022 Term Loan Facility has been fully drawn and (y) the expiration of the draw period, in an aggregate annual amount equal to 7.5% in year one (if applicable) and year two, and 10% thereafter.

The proceeds of the loans and letters of credit under the July 2022 Credit Agreement are to be used for ongoing working capital and general corporate purposes, permitted acquisitions, share repurchases and refinancing the May 2022 Facility. On the July 2022 Facility Closing Date, we borrowed $29.0 million under the July 2022 Term Loan Facility to repay the outstanding indebtedness under the May 2022 Facility, along with accrued interest, expenses and fees. The loan on the July 2022 Facility Closing Date will bear interest at the Adjusted Term SOFR Rate plus 1.25%. In connection with the repayment of the May 2022 Facility, the May 2022 Revolving Credit Agreement was terminated on July 29, 2022.

Under the July 2022 Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter. Additionally, the July 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. Our obligations under the July 2022 Credit Agreement are secured by a senior security interest in all of the Company’s personal property.

The events of default under the July 2022 Credit Agreement include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults, certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended, invalidity of the July 2022 Credit Agreement or the related loan documents and change in control events. The occurrence of an event of default could result in the acceleration of our obligations under the July 2022 Credit Agreement, the requirement to post cash collateral with respect to letters of credit, the termination of the July 2022 Lenders’ commitments and a 2.0% increase in the rate of interest.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in June 2022, our Board of Directors authorized the repurchase of up to $550.0 million of our common stock. As of June 30, 2022, there was $550.0 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on June 7, 2024.

During the six months ended June 30, 2022, we repurchased an aggregate of 363,569 shares of our common stock at an average cost of $273.52 per share, including 16,257 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $4.8 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$168,958	$146,443	15%
Investing activities	(22,510)	(49,783)	55%
Financing activities	1,477,971	378,635	290%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,624,419	$475,295	242%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2022 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the six months ended June 30, 2021, our operating cash flows for the six months ended June 30, 2022 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2022 decreased from the comparable prior year period due to a $124.0 million increase in proceeds from maturities from funds held for clients, which was partially offset by a $91.7 million increase in purchases of investments from funds held for clients and a $5.0 million increase in purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2022 increased from the comparable prior year period primarily due to the impact of a $1,167.1 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a $29.0 million increase in proceeds from the issuance of long-term debt and a $27.6 million decrease in the withholding taxes paid related to net share settlements. The increase in cash flows provided by financing activities was partially offset by a $94.7 million increase in common stock repurchases, a $28.4 million increase in payments on long-term debt and a $1.3 million increase in payments of debt issuance costs.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. As discussed in “Note 6. Long-Term Debt, Net” and elsewhere in this Form 10-Q, the 2018 Revolving Credit Agreement matured on April 15, 2022, and on May 4, 2022, we entered into the May 2022 Revolving Credit Agreement, repaid the 2017 Term Loans and terminated the 2017 Term Credit Agreement. On July 29, 2022, we entered into the July 2022 Credit Agreement and terminated the May 2022 Revolving Credit Agreement. Outside of the maturation of the 2018 Revolving Credit Agreement, changes related to the May 2022 Revolving Credit Agreement, repayment of the 2017 Term Loans, termination of the 2017 Term Credit Agreement and changes related to the July 2022 Credit Agreement, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on February 17, 2022. For additional information regarding our naming rights agreement, leases, long-term debt and our commitments and contingencies, see “Note 4. Goodwill and Intangible Assets, Net”, “Note 5. Leases”, “Note 6. Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the Form 10-K and “Note 5. Goodwill and Intangible Assets, Net”, “Note 6. Long-Term Debt, Net”, “Note 13. Commitments and Contingencies” and “Note 15. Subsequent Events” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income to adjusted EBITDA:
Net income	$57,355	$52,278	$149,285	$116,894
Interest expense	354	—	569	—
Provision for income taxes	15,482	(5,042)	51,016	25,517
Depreciation and amortization	22,568	16,017	44,223	30,933
EBITDA	95,759	63,253	245,093	173,344
Non-cash stock-based compensation expense	24,268	23,792	46,323	47,373
Change in fair value of interest rate swap	(405)	(49)	(1,668)	(705)
Adjusted EBITDA	$119,622	$86,996	$289,748	$220,012

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income to non-GAAP net income:
Net income	$57,355	$52,278	$149,285	$116,894
Non-cash stock-based compensation expense	24,268	23,792	46,323	47,373
Change in fair value of interest rate swap	(405)	(49)	(1,668)	(705)
Income tax effect on non-GAAP adjustments	(8,224)	(19,539)	(10,298)	(21,172)
Non-GAAP net income	$72,994	$56,482	$183,642	$142,390

Weighted average shares outstanding:
Basic	57,969	57,853	57,992	57,797
Diluted	58,067	58,092	58,186	58,135

Earnings per share, basic	$0.99	$0.90	$2.57	$2.02
Earnings per share, diluted	$0.99	$0.90	$2.57	$2.01
Non-GAAP net income per share, basic	$1.26	$0.98	$3.17	$2.46
Non-GAAP net income per share, diluted	$1.26	$0.97	$3.16	$2.45

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.99	$0.90	$2.57	$2.02
Non-cash stock-based compensation expense	0.42	0.41	0.80	0.82
Change in fair value of interest rate swap	(0.01)	—	(0.03)	(0.01)
Income tax effect on non-GAAP adjustments	(0.14)	(0.33)	(0.17)	(0.37)
Non-GAAP net income per share, basic	$1.26	$0.98	$3.17	$2.46

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.99	$0.90	$2.57	$2.01
Non-cash stock-based compensation expense	0.42	0.41	0.80	0.81
Change in fair value of interest rate swap	(0.01)	—	(0.03)	(0.01)
Income tax effect on non-GAAP adjustments	(0.14)	(0.34)	(0.18)	(0.36)
Non-GAAP net income per share, diluted	$1.26	$0.97	$3.16	$2.45

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $279.0 million as of June 30, 2022. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

To mitigate interest rate risk, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement effectively eliminates a portion of the variable rate and coinciding interest rate risk associated with our outstanding indebtedness. As of June 30, 2022, an increase or decrease in interest rates of 100-basis points would not have had a material effect on our operating results or financial condition.

As of June 30, 2022, we had $29.0 million of indebtedness outstanding under the May 2022 Facility. As described elsewhere in this Form 10-Q, on July 29, 2022, we refinanced the May 2022 Facility and borrowed $29.0 million under the July 2022 Term Loan Facility. Our borrowings under the July 2022 Term Loan Facility bear interest at the Adjusted Term SOFR Rate plus 1.25%, and as a result, we may be exposed to increased interest rate risk. The interest rate swap remains outstanding to offset the interest rate variability associated with our outstanding indebtedness.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended June 30, 2022 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2022(2)	14,050	$292.43	14,050	$261,961,000
May 1 - 31, 2022(3)	348,925	$272.61	348,925	$166,842,000
June 1 - 30, 2022	—	$—	—	$550,000,000
Total	362,975		362,975

(1)

Pursuant to a stock repurchase plan announced on November 20, 2018, we were authorized to purchase (in the aggregate) up to $150.0 million of our common stock in open market purchases, privately negotiated transactions or by other means. On May 13, 2021, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $300.0 million and extended the expiration date to May 13, 2023. On June 7, 2022, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $550.0 million and extended the expiration date to June 7, 2024.

(2)	Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.
(3)	Includes 1,613 shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

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

10.2++

Credit Agreement, dated May 4, 2022, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders party thereto, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 5, 2022).

10.3++*

Incremental Agreement and First Amendment to Credit Agreement, dated June 7, 2022, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent.

10.4++

Credit Agreement, dated July 29, 2022, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 29, 2022, filed with the SEC on August 2, 2022).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

++	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
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

PAYCOM SOFTWARE, INC.

Date: August 4, 2022	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)