Form 10-Q
period 2022-09-30
Paycom Software, Inc.
filed 2022-11-03
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 25, 2022, there were 60,020,369 shares of common stock, par value of $0.01 per share, outstanding, including 2,153,904 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$317,163	$277,978
Accounts receivable	14,896	9,490
Prepaid expenses	39,717	23,729
Inventory	1,471	1,131
Income tax receivable	15,168	16,413
Deferred contract costs	90,832	76,724
Current assets before funds held for clients	479,247	405,465
Funds held for clients	1,749,115	1,846,573
Total current assets	2,228,362	2,252,038
Property and equipment, net	383,860	348,953
Intangible assets, net	54,993	58,028
Goodwill	51,889	51,889
Long-term deferred contract costs	536,942	461,852
Other assets	58,524	42,385
Total assets	$3,314,570	$3,215,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,211	$5,772
Accrued commissions and bonuses	19,037	22,357
Accrued payroll and vacation	36,069	34,259
Deferred revenue	19,546	16,277
Current portion of long-term debt	—	1,775
Accrued expenses and other current liabilities	58,797	63,397
Current liabilities before client funds obligation	143,660	143,837
Client funds obligation	1,754,095	1,846,573
Total current liabilities	1,897,755	1,990,410
Deferred income tax liabilities, net	139,368	145,504
Long-term deferred revenue	94,465	85,149
Net long-term debt, less current portion	29,000	27,380
Other long-term liabilities	77,602	72,988
Total long-term liabilities	340,435	331,021
Total liabilities	2,238,190	2,321,431
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,517 and 62,298 shares issued at September 30, 2022 and December 31, 2021, respectively; 57,867 and 58,012 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	625	623
Additional paid-in capital	550,302	465,594
Retained earnings	1,117,017	915,579
Accumulated other comprehensive earnings (loss)	(3,813)	—
Treasury stock, at cost (4,650 and 4,286 shares at September 30, 2022 and December 31, 2021, respectively)	(587,751)	(488,082)
Total stockholders’ equity	1,076,380	893,714
Total liabilities and stockholders’ equity	$3,314,570	$3,215,145

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Recurring	$328,150	$251,306	$987,848	$756,665
Implementation and other	6,017	4,888	16,762	13,873
Total revenues	334,167	256,194	1,004,610	770,538
Cost of revenues
Operating expenses	44,169	34,766	122,265	92,612
Depreciation and amortization	10,935	7,914	31,405	22,751
Total cost of revenues	55,104	42,680	153,670	115,363
Administrative expenses
Sales and marketing	91,114	69,745	253,834	200,485
Research and development	40,366	31,077	108,774	84,012
General and administrative	60,693	59,980	179,109	160,234
Depreciation and amortization	12,625	9,407	36,378	25,503
Total administrative expenses	204,798	170,209	578,095	470,234
Total operating expenses	259,902	212,889	731,765	585,597
Operating income	74,265	43,305	272,845	184,941
Interest expense	(1,018)	—	(1,587)	—
Other income (expense), net	2,041	244	4,331	1,019
Income before income taxes	75,288	43,549	275,589	185,960
Provision for income taxes	23,135	13,170	74,151	38,687
Net income	$52,153	$30,379	$201,438	$147,273
Earnings per share, basic	$0.90	$0.52	$3.48	$2.55
Earnings per share, diluted	$0.90	$0.52	$3.46	$2.53
Weighted average shares outstanding:
Basic	57,865	57,935	57,949	57,843
Diluted	58,033	58,190	58,193	58,192
Comprehensive earnings (loss):
Net income	$52,153	$30,379	$201,438	$147,273
Unrealized net gains (losses) on available-for-sale securities	(2,705)	—	(4,881)	—
Tax effect	492	—	1,068	—
Other comprehensive income (loss), net of tax	(2,213)	—	(3,813)	—
Comprehensive earnings (loss)	$49,940	$30,379	$197,625	$147,273

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	$—	4,122	$(422,502)	$655,643
Vesting of restricted stock	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	25,594	—	—	—	—	25,594
Repurchases of common stock	—	—	—	—	—	1	(377)	(377)
Net income	—	—	—	64,616	—	—	—	64,616
Balances at March 31, 2021	61,864	$618	$383,502	$784,235	$—	4,123	$(422,879)	$745,476
Vesting of restricted stock	271	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	26,480	—	—	—	—	26,480
Repurchases of common stock	—	—	—	—	—	94	(31,978)	(31,978)
Net income	—	—	—	52,278	—	—	—	52,278
Balances at June 30, 2021	62,135	$621	$409,979	$836,513	$—	4,217	$(454,857)	$792,256
Vesting of restricted stock	140	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	31,501	—	—	—	—	31,501
Repurchases of common stock	—	—	—	—	—	61	(28,795)	(28,795)
Net income	—	—	—	30,379	—	—	—	30,379
Balances at September 30, 2021	62,275	$622	$441,479	$866,892	$—	4,278	$(483,652)	$825,341

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	$—	4,286	$(488,082)	$893,714
Vesting of restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,713	—	—	—	—	24,713
Repurchases of common stock	—	—	—	—	—	1	(218)	(218)
Net income	—	—	—	91,930	—	—	—	91,930
Other comprehensive earnings (loss), net of tax	—	—	—	—	(1,119)	—	—	(1,119)
Balances at March 31, 2022	62,302	$623	$490,307	$1,007,509	$(1,119)	4,287	$(488,300)	$1,009,020
Vesting of restricted stock	212	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	27,472	—	—	—	—	27,472
Repurchases of common stock	—	—	—	—	—	363	(99,227)	(99,227)
Net income	—	—	—	57,355	—	—	—	57,355
Other comprehensive earnings (loss), net of tax	—	—	—	—	(481)	—	—	(481)
Balances at June 30, 2022	62,514	$625	$517,777	$1,064,864	$(1,600)	4,650	$(587,527)	$994,139
Vesting of restricted stock	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,525	—	—	—	—	32,525
Repurchases of common stock	—	—	—	—	—	—	(224)	(224)
Net income	—	—	—	52,153	—	—	—	52,153
Other comprehensive earnings (loss), net of tax	—	—	—	—	(2,213)	—	—	(2,213)
Balances at September 30, 2022	62,517	$625	$550,302	$1,117,017	$(3,813)	4,650	$(587,751)	$1,076,380

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$201,438	$147,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,783	48,254
Accretion of discount on available-for-sale securities	(872)	(276)
Non-cash marketing expense	1,320	618
Loss on disposition of property and equipment	—	146
Amortization of debt issuance costs	532	27
Stock-based compensation expense	70,815	76,364
Cash paid for derivative settlement	205	(558)
Gain on derivative	(1,559)	(305)
Deferred income taxes, net	(4,841)	12,630
Other	(227)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,406)	(3,874)
Prepaid expenses	(11,203)	(8,789)
Inventory	27	97
Other assets	(10,104)	671
Deferred contract costs	(86,634)	(68,041)
Accounts payable	4,159	1,659
Income taxes, net	1,245	236
Accrued commissions and bonuses	(3,320)	(1,272)
Accrued payroll and vacation	1,810	11,609
Deferred revenue	12,585	11,051
Accrued expenses and other current liabilities	(1,106)	2,117
Net cash provided by operating activities	236,647	229,637
Cash flows from investing activities
Purchases of investments from funds held for clients	(268,718)	(170,760)
Proceeds from investments from funds held for clients	328,731	195,000
Purchases of intangible assets	—	(1,500)
Purchases of property and equipment	(92,041)	(86,718)
Net cash used in investing activities	(32,028)	(63,978)
Cash flows from financing activities
Proceeds from issuance of debt	29,000	—
Repurchases of common stock	(94,652)	—
Withholding taxes paid related to net share settlements	(5,017)	(61,149)
Payments on long-term debt	(29,287)	(1,331)
Net change in client funds obligation	(92,478)	1,346,479
Payment of debt issuance costs	(6,437)	—
Net cash used in (provided by) financing activities	(198,871)	1,283,999
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	5,748	1,449,658
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,812,691	1,585,275
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,818,439	$3,034,933

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$317,163	$230,926
Restricted cash included in funds held for clients	1,501,276	2,804,007
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,818,439	$3,034,933

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$3,355	$5,994
Stock-based compensation for capitalized software	$6,545	$5,108
Right of use assets obtained in exchange for operating lease liabilities	$14,385	$4,439

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Prior to August 24, 2022, our floating-to-fixed interest rate swap was outstanding to offset the rate variability associated with our outstanding indebtedness. As discussed in Note 7, the interest rate swap was terminated on August 24, 2022. As a result, the adoption of ASU 2020-04 had no material impact on our unaudited financial statements.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) Scope” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that are affected by the discounting transition. ASU 2021-01 amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. As discussed in Note 7, the interest rate swap was terminated on August 24, 2022. As a result, the adoption of ASU 2021-01 had no material impact on our unaudited financial statements.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of September 30, 2022 and December 31, 2021, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit. Additionally, as of September 30, 2022, the funds held for clients were invested in U.S. treasury securities with an original maturity duration of greater than one year. Short-term investments in commercial paper and certificates of deposit with an original maturity duration greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. U.S. treasury securities with an original maturity duration of greater than one year are also classified as available-for-sale securities and included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of September 30, 2022, there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the nine months ended September 30, 2022, we repurchased an aggregate of 364,200 shares of our common stock at an average cost of $273.67 per share, including 16,888 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued, but not effective until after September 30, 2022, are not expected to have a significant impact on our consolidated financial position or results of operations.

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

Implementation and Other Revenues

Implementation and other revenues consist of nonrefundable upfront conversion fees which are charged to new clients to offset the expense of new client set-up as well as revenues from the sale of time clocks as part of our Time and Attendance application. Although these revenues are related to our recurring revenues, they represent distinct performance obligations.

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

Changes in deferred revenue related to material right performance obligations as of September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$108,880	$92,458	$101,426	$86,826
Deferral of revenue	7,109	10,573	31,723	26,071
Recognition of unearned revenue	(1,978)	(5,154)	(19,138)	(15,020)
Balance, end of period	$114,011	$97,877	$114,011	$97,877

We expect to recognize $7.7 million of deferred revenue related to material right performance obligations in the remainder of 2022, $17.7 million of such deferred revenue in 2023, and $88.6 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$295,986	$21,663	$(11,530)	$306,119
Costs to fulfill a contract	$302,019	$30,195	$(10,559)	$321,655

	As of and for the Three Months Ended September 30, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$248,908	$16,648	$(9,469)	$256,087
Costs to fulfill a contract	$229,512	$24,652	$(7,931)	$246,233

	As of and for the Nine Months Ended September 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$272,919	$66,544	$(33,344)	$306,119
Costs to fulfill a contract	$265,657	$85,644	$(29,646)	$321,655

	As of and for the Nine Months Ended September 30, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$232,583	$50,890	$(27,386)	$256,087
Costs to fulfill a contract	$199,593	$68,764	$(22,124)	$246,233

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2022	December 31, 2021
Property and equipment
Software and capitalized software costs	$252,787	$199,470
Buildings	177,550	172,807
Computer equipment	123,068	102,509
Rental clocks	34,302	30,313
Furniture, fixtures and equipment	28,160	24,971
Other	16,905	16,397
	632,772	546,467
Less: accumulated depreciation and amortization	(307,400)	(242,652)
	325,372	303,815
Construction in progress	24,692	11,342
Land	33,796	33,796
Property and equipment, net	$383,860	$348,953

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three and nine months ended September 30, 2022, we capitalized $17.0 million and $48.8 million, respectively, of computer software development costs related to software developed for internal use. For the three and nine months ended September 30, 2021, we capitalized $13.2 million and $39.2 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress. For the three and nine months ended September 30, 2022, we incurred interest costs of $1.2 million and $2.1 million, respectively, of which we capitalized $0.2 million and

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

$0.5 million, respectively. For the three and nine months ended September 30, 2021, we incurred interest costs of $0.4 million and $1.1 million, respectively, of which we capitalized $0.4 million and $1.1 million, respectively. Included in the construction in progress balance at September 30, 2022 and December 31, 2021 is $1.0 million and $0.1 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $22.5 million and $64.7 million, respectively, for the three and nine months ended September 30, 2022. Depreciation and amortization expense for property and equipment was $16.3 million and $46.8 million, respectively, for the three and nine months ended September 30, 2021.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2022 and December 31, 2021, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2022, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of September 30, 2022 and December 31, 2021, there were no indicators of impairment.

In connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. We also made a $1.5 million one-time payment in July 2021 to cover sponsorship rights leading up to the 2021-2022 season. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. The cost of the naming rights has been recorded as an intangible asset with an offsetting liability as of the date of the contract. The intangible asset is being amortized over the life of the agreement on a straight line basis that commenced in June 2021. The difference between the present value of the offsetting liability and actual cash payments is being relieved through sales and marketing expense using the effective interest method over the life of the agreement.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	September 30, 2022
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.1	$60,199	$(5,206)	$54,993
Trade name	—	3,194	(3,194)	—
Total		$63,393	$(8,400)	$54,993

	December 31, 2021
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.8	$60,199	$(2,278)	$57,921
Trade name	0.5	3,194	(3,087)	107
Total		$63,393	$(5,365)	$58,028

Amortization of intangible assets for the three and nine months ended September 30, 2022 was $0.9 million and $3.0 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2021 was $1.1 million and $1.5 million, respectively. We estimate the aggregate amortization expense will be $1.0 million for the remainder of 2022 and $3.9 million for each of 2023, 2024, 2025, 2026 and 2027.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

6.
LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
July 2022 Revolving Credit Agreement due July 29, 2027	$29,000	$—
Net term note to bank due September 7, 2025	—	29,155
Total long-term debt, net (including current portion)	29,000	29,155
Less: Current portion	—	(1,775)
Total long-term debt, net	$29,000	$27,380

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

On May 4, 2022 (the “May 2022 Facility Closing Date”), Paycom Payroll, LLC (the “Borrower”), Software, and certain other subsidiaries of Software (collectively, the “Guarantors,” and collectively with the Borrower, the “Loan Parties”), entered into a credit agreement (as amended from time to time, the “May 2022 Revolving Credit Agreement”) with Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders from time to time party thereto and Bank of America, N.A., as the administrative agent.

The May 2022 Revolving Credit Agreement provided for a senior secured revolving credit facility (the “May 2022 Facility”) in the initial aggregate principal amount of up to $250.0 million, and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The May 2022 Facility included a $25.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. On June 7, 2022, the aggregate commitments under the May 2022 Revolving Credit Agreement were increased from $250.0 million to $350.0 million. Our obligations under the May 2022 Facility were secured by a senior security interest in all personal property of the Loan Parties. The May 2022 Facility was scheduled to mature on May 4, 2027.

On the May 2022 Closing Date, we borrowed $29.0 million under the May 2022 Facility to repay the 2017 Term Loans, along with accrued interest, expenses and fees. The loan on the May 2022 Facility Closing Date bore interest at the BSBY rate plus 1.125%. In connection with the repayment of the 2017 Term Loans, the 2017 Term Credit Agreement was terminated on May 4, 2022.

As discussed below, the May 2022 Facility was repaid in full on July 29, 2022 and the May 2022 Revolving Credit Agreement was terminated.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The borrowings under the July 2022 Credit Agreement will bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the July 2022 Revolving Credit Facility and a quarterly ticking fee on the daily amount of the undrawn portion of the July 2022 Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

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

The proceeds of the loans and letters of credit under the July 2022 Credit Agreement are to be used for ongoing working capital and general corporate purposes, permitted acquisitions, share repurchases and refinancing the May 2022 Facility. On the July 2022 Facility Closing Date, we borrowed $29.0 million under the July 2022 Revolving Credit Facility to repay the outstanding indebtedness under the May 2022 Facility, along with accrued interest, expenses and fees. The loan bears interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%. In connection with the repayment of the May 2022 Facility, the May 2022 Revolving Credit Agreement was terminated on July 29, 2022.

Under the July 2022 Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter. Additionally, the July 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of September 30, 2022, we were in compliance with these covenants. Our obligations under the July 2022 Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

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

As of September 30, 2022 and December 31, 2021, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

7.
DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the 2017 Term Loans. We do not hold derivative instruments for trading or speculative purposes. The interest rate swap agreement effectively converted a portion of the variable interest rate payments to fixed interest rate payments. We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. See Note 9, “Fair Value of Financial Instruments”. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are recognized in our consolidated statements of comprehensive income within Other income (expense), net.

The objective of the interest rate swap was to reduce the variability in the forecasted interest payments of the 2017 Term Loans, which was based on a one-month USD LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we received quarterly variable interest payments based on the LIBOR rate and paid interest at a fixed rate. As further discussed in Note 6, on May 4, 2022, we repaid the 2017 Term Loans and terminated the 2017 Term Credit Agreement. In connection with the repayment of the 2017 Term Loans, we borrowed funds under the May 2022 Facility. The interest rate swap remained outstanding to offset the interest rate variability associated with the outstanding borrowings under the May 2022 Facility. The interest rate swap agreement had a maturity date of September 7, 2025. On August 24, 2022, we terminated the interest rate swap by settling the contract, which resulted in a cash receipt of $0.5 million. The realized gain from the settlement of the interest rate swap contract is included in Other income (expense), net in the consolidated statements of comprehensive income.

8.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients’ cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	September 30, 2022
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses(1)	Fair value
Cash and cash equivalents	$317,163	$—	$—	$317,163
Funds held for clients' cash and cash equivalents	1,501,276	—	—	1,501,276
Available-for-sale securities (2):
Commercial paper	53,478	—	(140)	53,338
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,242	—	(4,741)	169,501
Total investments	$2,071,159	$—	$(4,881)	$2,066,278

	December 31, 2021
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$277,978	$—	$—	$277,978
Funds held for clients' cash and cash equivalents	1,534,894	—	—	1,534,894
Available-for-sale securities (2):
Commercial paper	311,679	—	—	311,679
Certificates of deposit	—	—	—	—
Total investments	$2,124,551	$—	$—	$2,124,551
(1)
These securities have been in an unrealized loss position for a period of less than 12 months.
(2)
All available-for-sale securities were included within funds held for clients.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the nine months ended September 30, 2022 or 2021. There were no realized gains or losses on the sale of available-for-sale securities for the nine months ended September 30, 2022 or 2021.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the nine months ended September 30, 2022 or during the nine months ended September 30, 2021. All of our commercial paper securities held an A-2 rating or better as of September 30, 2022 and the U.S. treasury securities held a rating of AAA as of September 30, 2022.

Expected maturities of available-for-sale securities at September 30, 2022 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$78,478	$78,338
One year to five years	$174,242	$169,501
Total available-for-sale securities	$252,720	$247,839

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

As discussed in Note 7, during the year ended December 31, 2017, we entered into an interest rate swap. While outstanding, the interest rate swap was measured on a recurring basis based on quoted prices for similar financial instruments and other observable inputs recognized at fair value. We terminated the interest rate swap on August 24, 2022.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$53,338	$—	$53,338
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$169,501	$—	$169,501

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$311,679	$—	$311,679
Certificates of deposit	$—	$—	$—	$—
Liabilities:
Interest rate swap	$—	$1,335	$—	$1,335

10.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $3.3 million and $9.9 million for the three and nine months ended September 30, 2022, respectively. Matching contributions were $2.9 million and $8.8 million for the three and nine months ended September 30, 2021, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 40,997 and 31,824 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2022 and 2021, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively. Our compensation expense related to the ESPP was $0.6 million and $2.0 million for the three and nine months ended September 30, 2021, respectively.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$52,153	$30,379	$201,438	$147,273
Denominator:
Basic weighted average shares outstanding	57,865	57,935	57,949	57,843
Dilutive effect of unvested restricted stock	168	255	244	349
Diluted weighted average shares outstanding	58,033	58,190	58,193	58,192
Earnings per share:
Basic	$0.90	$0.52	$3.48	$2.55
Diluted	$0.90	$0.52	$3.46	$2.53

12.
STOCK-BASED COMPENSATION

Restricted Stock Awards

During the nine months ended September 30, 2022, we issued an aggregate of 421,739 restricted shares of common stock under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the “LTIP”), consisting of 59,503 shares subject to market-based vesting conditions (“Market-Based Shares”) and 362,236 shares subject to time-based or no vesting conditions (“Time-Based Shares”). Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $484 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $559 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. The Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

The 362,236 Time-Based Shares mentioned above include an aggregate of 5,210 Time-Based Shares issued to the non-employee members of our Board of Directors in May 2022, all of which will cliff-vest on May 9, 2023, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2022:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares of restricted stock outstanding at December 31, 2021	369.6	$259.94	1,628.3	111.87
Granted	362.2	$301.86	59.5	269.00
Vested	(218.4)	$201.26	(0.1)	347.62
Forfeited	(48.3)	$315.59	(8.1)	280.23
Unvested shares of restricted stock outstanding at September 30, 2022	465.1	$314.37	1,679.6	$116.61

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

On April 14, 2022, the Company announced the departure of Jon Evans from the position of Chief Operating Officer of the Company, effective April 14, 2022. Justin Long, the Company’s Executive Vice President of Operations, assumed Mr. Evans’s responsibilities. In connection with Mr. Evans’s departure, 5,663 of the Time-Based Shares previously granted to Mr. Evans accelerated in vesting. The PSUs granted to Mr. Evans in 2021 and 2022 will remain eligible for vesting based on the Company’s actual performance, but pro-rated for the number of days Mr. Evans was employed during the applicable two-year performance periods and three-year performance periods.

During the nine months ended September 30, 2022, we issued 500 time-based restricted stock units ("Time RSUs") under the LTIP. The Time RSUs will vest over four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable Time RSU award agreement.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022:

	Time RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2021	—	$—	37.1	$556.50
Granted	0.5	$377.01	51.5	$296.07
Vested	—	$—	—	$—
Forfeited	—	$—	(10.8)	$376.69
Unvested restricted stock units outstanding at September 30, 2022 (1)	0.5	$377.01	77.8	$409.13

(1)
A maximum of 194,478 shares could be delivered upon settlement of PSUs based upon Paycom’s Relative TSR over the applicable performance periods.

For the three and nine months ended September 30, 2022, our total stock-based compensation expense was $24.5 million and $70.8 million, respectively. For the three and nine months ended September 30, 2021, our total stock-based compensation expense was $29.0 million and $76.4 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock units awards as of September 30, 2022.

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$235,647	$16,191
Weighted average period for recognition (years)	3.2	1.6

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We capitalized stock-based compensation costs related to software developed for internal use of $2.3 million and $6.5 million for the three and nine months ended September 30, 2022, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $1.7 million and $5.1 million for the three and nine months ended September 30, 2021, respectively.

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

14.
INCOME TAXES

The Company’s effective income tax rate was 26.9% and 20.8% for the nine months ended September 30, 2022 and 2021, respectively. The increase in effective tax rate for the nine months ended September 30, 2022 is primarily related to a decrease of excess tax benefits from stock-based compensation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.

15.
SUBSEQUENT EVENTS

Restricted Stock Awards

On October 25, 2022, we issued an aggregate of 14,998 restricted shares of common stock to certain non-executive employees under the LTIP, consisting of Time-Based Shares that will vest in annual tranches over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2021, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2022. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives ("CRRs") who sell new applications to existing clients.

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

For the three months ended September 30, 2022 and 2021, our total gross margins were approximately 84% and 83%, respectively. For the nine months ended September 30, 2022 and 2021, our total gross margins were approximately 85%. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

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

Results of Operations

The following table sets forth certain consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022		2021		% Change	2022		2021		% Change
Revenues
Recurring	$328,150	98.2%	$251,306	98.1%	30.6%	$987,848	98.3%	$756,665	98.2%	30.6%
Implementation and other	6,017	1.8%	4,888	1.9%	23.1%	16,762	1.7%	13,873	1.8%	20.8%
Total revenues	334,167	100.0%	256,194	100.0%	30.4%	1,004,610	100.0%	770,538	100.0%	30.4%
Cost of revenues
Operating expenses	44,169	13.2%	34,766	13.6%	27.0%	122,265	12.2%	92,612	12.0%	32.0%
Depreciation and amortization	10,935	3.3%	7,914	3.1%	38.2%	31,405	3.1%	22,751	3.0%	38.0%
Total cost of revenues	55,104	16.5%	42,680	16.7%	29.1%	153,670	15.3%	115,363	15.0%	33.2%
Administrative expenses
Sales and marketing	91,114	27.3%	69,745	27.2%	30.6%	253,834	25.3%	200,485	26.0%	26.6%
Research and development	40,366	12.1%	31,077	12.1%	29.9%	108,774	10.8%	84,012	10.9%	29.5%
General and administrative	60,693	18.1%	59,980	23.4%	1.2%	179,109	17.8%	160,234	20.8%	11.8%
Depreciation and amortization	12,625	3.8%	9,407	3.7%	34.2%	36,378	3.6%	25,503	3.3%	42.6%
Total administrative expenses	204,798	61.3%	170,209	66.4%	20.3%	578,095	57.5%	470,234	61.0%	22.9%
Total operating expenses	259,902	77.8%	212,889	83.1%	22.1%	731,765	72.8%	585,597	76.0%	25.0%
Operating income	74,265	22.2%	43,305	16.9%	71.5%	272,845	27.2%	184,941	24.0%	47.5%
Interest expense	(1,018)	-0.3%	—	0.0%	-100.0%	(1,587)	-0.2%	—	0.0%	-100.0%
Other income (expense), net	2,041	0.6%	244	0.1%	736.5%	4,331	0.4%	1,019	0.1%	325.0%
Income before income taxes	75,288	22.5%	43,549	17.0%	72.9%	275,589	27.4%	185,960	24.1%	48.2%
Provision for income taxes	23,135	6.9%	13,170	5.1%	75.7%	74,151	7.3%	38,687	5.0%	91.7%
Net income	$52,153	15.6%	$30,379	11.9%	71.7%	$201,438	20.1%	$147,273	19.1%	36.8%

Revenues

The increase in total revenues for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, the performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the nine months ended September 30, 2022 as compared to the same period in 2021. The COVID-19 pandemic has resulted in, and may continue to result in, headcount fluctuations across our client base. Additionally, rising interest rates and a higher average funds held for clients balance during the three and nine months ended September 30, 2022 as compared to the same periods in 2021, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue.

The increase in implementation and other revenues for the three and nine months ended September 30, 2022 from the same periods in 2021 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended September 30, 2022, operating expenses increased from the comparable prior year period by $9.4 million due to an $8.6 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel and a $0.7 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $3.0 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

During the nine months ended September 30, 2022, operating expenses increased from the comparable prior year period by $29.7 million due to a $24.6 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel, a $2.9 million increase in shipping and supplies fees and a $2.2 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $8.7 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2022, sales and marketing expenses increased from the comparable prior year period by $21.4 million due to a $16.6 million increase in employee-related expenses, including commissions and bonuses, and a $4.8 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program.

During the nine months ended September 30, 2022, sales and marketing expenses increased from the comparable prior year period by $53.3 million due to a $41.1 million increase in employee-related expenses, including commissions and bonuses, and a $12.2 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program. Based on positive results from our advertising campaigns, we plan to continue to make significant investments in our marketing program and may adjust spending levels in future periods as we see opportunities for returns on our investments.

Research and Development

During the three and nine months ended September 30, 2022, research and development expenses increased from the comparable prior year periods due to increases in employee-related expenses of $9.3 million and $24.8 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Capitalized portion of research and development	$16,995	$13,157	29%	$48,835	$39,160	25%
Expensed portion of research and development	40,366	31,077	30%	108,774	84,012	29%
Total research and development costs	$57,361	$44,234	30%	$157,609	$123,172	28%

General and Administrative

During the three months ended September 30, 2022, general and administrative expenses increased $0.7 million from the comparable prior year period due to a $1.1 million increase in accounting and legal expenses, which was partially offset by a $0.4 million decrease in employee-related expenses.

During the nine months ended September 30, 2022, general and administrative expenses increased $18.9 million from the comparable prior year period due to a $19.7 million increase in employee-related expenses, which was partially offset by a $0.8 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Non-cash stock-based compensation expense
Operating expenses	$1,396	$1,256	11%	$3,725	$3,381	10%
Sales and marketing	5,280	3,417	55%	13,186	10,567	25%
Research and development	3,039	1,827	66%	8,115	5,394	50%
General and administrative	14,777	22,491	-34%	45,789	57,022	-20%
Total non-cash stock-based compensation expense	$24,492	$28,991	-16%	$70,815	$76,364	-7%

Depreciation and Amortization

During the three and nine months ended September 30, 2022, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2022, as compared to the comparable prior year periods, is due to the timing and progress of construction of the expansion of our corporate headquarters and our expanded operations facility, which resulted in a lower capitalization rate of interest in 2022.

Other Income (Expense), net

The change in other income (expense), net for the three and nine months ended September 30, 2022 was primarily due to the realized gain which resulted from the settlement of our interest rate swap agreement.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 26.9% and 20.8% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective income tax rate for the nine months ended September 30, 2022 is primarily related to a decrease of excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit. Additionally, we maintain a $650.0 million senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”), and a $750.0 million senior secured delayed draw term loan facility (the “July 2022 Term Loan Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of September 30, 2022, we have $29.0 million of outstanding borrowings under the July 2022 Revolving Credit Facility and no outstanding borrowings under the July 2022 Term Loan Facility.

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

Interest Rate Swap Agreement. In December 2017, we entered into a floating-to-fixed interest rate swap agreement (the "Interest Rate Swap Agreement") to limit our exposure to interest rate risk related to the term loans used to finance construction projects at our corporate headquarters (the "2017 Term Loans"). The Interest Rate Swap Agreement, which had a maturity date of September 7, 2025, provided that we received quarterly variable interest payments based on the LIBOR rate and paid interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of comprehensive income. On August 24, 2022, we terminated the Interest Rate Swap Agreement by settling the contract. The settlement of the interest rate swap contract resulted in a cash receipt of $0.5 million. The realized gain from the settlement of the interest rate swap is included in Other income (expense), net in the consolidated statements of comprehensive income.

May 2022 Revolving Credit Agreement. On May 4, 2022, we entered into a credit agreement (the “May 2022 Revolving Credit Agreement”) with Bank of America, N.A., as a lender, swingline lender and letters of credit issuer, the lenders from time to time party thereto, and Bank of America, N.A., as the administrative agent, which provided for a senior secured revolving credit facility in the initial aggregate principal amount of up to $250.0 million and the ability to request an incremental facility of up to an additional $100.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions (the “May 2022 Facility”). The May 2022 Facility included a $25.0 million sublimit for swingline loans and a $2.5 million sublimit for letters of credit. On May 4, 2022, we borrowed $29.0 million under the May 2022 Facility to repay the 2017 Term Loans, along with accrued interest, expenses and fees. On June 7, 2022, the aggregate commitments under the May 2022 Revolving Credit Agreement were increased from $250.0 million to $350.0 million. The May 2022 Facility was scheduled to mature on May 4, 2027.

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

The borrowings under the July 2022 Credit Agreement will bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the July 2022 Revolving Credit Facility and a quarterly ticking fee on the daily amount of the undrawn portion of the July 2022 Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

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

On the July 2022 Facility Closing Date, we borrowed $29.0 million under the July 2022 Revolving Credit Facility to repay the outstanding indebtedness under the May 2022 Facility, along with accrued interest, expenses and fees. The loan bears interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%. In connection with the repayment of the May 2022 Facility, the May 2022 Revolving Credit Agreement was terminated on July 29, 2022.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of September 30, 2022, there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the nine months ended September 30, 2022, we repurchased an aggregate of 364,200 shares of our common stock at an average cost of $273.67 per share, including 16,888 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $5.0 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We are currently focused on the expansion of our corporate headquarters. Capital expenditures related to this expansion began in the fourth quarter of 2021. We estimate that the total cost of the project will be between $60 million and $70 million and we expect construction will take approximately two years to complete. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$236,647	$229,637	3%
Investing activities	(32,028)	(63,978)	50%
Financing activities	(198,871)	1,283,999	-115%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$5,748	$1,449,658	-100%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the nine months ended September 30, 2021, our operating cash flows for the nine months ended September 30, 2022 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 decreased from the comparable prior year period due to a $133.7 million increase in proceeds from investments from funds held for clients and a $1.5 million decrease in purchases of intangible assets, which were partially offset by a $98.0 million increase in purchases of investments from funds held for clients and a $5.3 million increase in purchases of property and equipment.

Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2022 increased from the comparable prior year period primarily due to the impact of a $1,439.0 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a $94.7 million increase in common stock repurchases, a $28.0 million increase in payments on long-term debt, and a $6.4 million increase in payment of debt issuance costs. The increase in cash flows used in financing activities was partially offset by a $56.1 million decrease in withholding taxes paid related to net share settlements and $29.0 million in proceeds from the issuance of debt.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. As discussed in “Note 6. Long-Term Debt, Net” and elsewhere in this Form 10-Q, on May 4, 2022, we entered into the May 2022 Revolving Credit Agreement, repaid the 2017 Term Loans and terminated the 2017 Term Credit Agreement. On July 29, 2022, we entered into the July 2022 Credit Agreement and terminated the May 2022 Revolving Credit Agreement. Outside of the changes related to the May 2022 Revolving Credit Agreement, repayment of the 2017 Term Loans, termination of the 2017 Term Credit Agreement and changes related to the July 2022 Credit Agreement, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on February 17, 2022. For additional information regarding our naming rights agreement, leases, long-term debt and our commitments and contingencies, see “Note 4. Goodwill and Intangible Assets, Net”, “Note 5. Leases”, “Note 6. Long-Term Debt, Net” and “Note 12. Commitments and Contingencies” in the Form 10-K and “Note 5. Goodwill and Intangible Assets, Net”, “Note 6. Long-Term Debt, Net”, and “Note 13. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income to adjusted EBITDA:
Net income	$52,153	$30,379	$201,438	$147,273
Interest expense	1,018	—	1,587	—
Provision for income taxes	23,135	13,170	74,151	38,687
Depreciation and amortization	23,560	17,321	67,783	48,254
EBITDA	99,866	60,870	344,959	234,214
Non-cash stock-based compensation expense	24,492	28,991	70,815	76,364
Change in fair value of interest rate swap	1,668	(158)	—	(863)
Adjusted EBITDA	$126,026	$89,703	$415,774	$309,715

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income to non-GAAP net income:
Net income	$52,153	$30,379	$201,438	$147,273
Non-cash stock-based compensation expense	24,492	28,991	70,815	76,364
Change in fair value of interest rate swap	1,668	(158)	—	(863)
Income tax effect on non-GAAP adjustments	(4,882)	(5,626)	(15,180)	(26,798)
Non-GAAP net income	$73,431	$53,586	$257,073	$195,976

Weighted average shares outstanding:
Basic	57,865	57,935	57,949	57,843
Diluted	58,033	58,190	58,193	58,192

Earnings per share, basic	$0.90	$0.52	$3.48	$2.55
Earnings per share, diluted	$0.90	$0.52	$3.46	$2.53
Non-GAAP net income per share, basic	$1.27	$0.92	$4.44	$3.39
Non-GAAP net income per share, diluted	$1.27	$0.92	$4.42	$3.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$0.90	$0.52	$3.48	$2.55
Non-cash stock-based compensation expense	0.42	0.50	1.22	1.32
Change in fair value of interest rate swap	0.03	—	—	(0.01)
Income tax effect on non-GAAP adjustments	(0.08)	(0.10)	(0.26)	(0.47)
Non-GAAP net income per share, basic	$1.27	$0.92	$4.44	$3.39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$0.90	$0.52	$3.46	$2.53
Non-cash stock-based compensation expense	0.42	0.50	1.22	1.31
Change in fair value of interest rate swap	0.03	—	—	(0.01)
Income tax effect on non-GAAP adjustments	(0.08)	(0.10)	(0.26)	(0.46)
Non-GAAP net income per share, diluted	$1.27	$0.92	$4.42	$3.37

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $317.2 million as of September 30, 2022. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

To mitigate interest rate risk, we entered into the Interest Rate Swap Agreement. The Interest Rate Swap Agreement effectively eliminated a portion of the variable rate and coinciding interest rate risk associated with our outstanding indebtedness. We exited the interest rate swap on August 24, 2022.

As of September 30, 2022, we had $29.0 million of indebtedness outstanding under the July 2022 Revolving Credit Facility. Our borrowings under the July 2022 Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%, and as a result, we may be exposed to increased interest rate risk. As of September 30, 2022, an increase or decrease in interest rates of 100 basis points would not have had a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended September 30, 2022 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2022(2)	30	$330.49	30	$549,991,000
August 1 - 31, 2022(2)	193	$367.62	193	$1,099,930,000
September 1 - 30, 2022(2)	408	$351.58	408	$1,099,786,000
Total	631		631

(1)
Pursuant to a stock repurchase plan announced on November 20, 2018, we were authorized to purchase (in the aggregate) up to $150.0 million of our common stock in open market purchases, privately negotiated transactions or by other means. On May 13, 2021, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $300.0 million and extended the expiration date to May 13, 2023. On June 7, 2022, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $550.0 million and extended the expiration date to June 7, 2024. On August 15, 2022, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $1.1 billion and extended the expiration date to August 15, 2024.
(2)
Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of restricted stock.

Item 5. Other Information

Amended and Restated Bylaws

On October 31, 2022, our Board of Directors adopted amended and restated bylaws of the Company (as so amended and restated, the “Amended and Restated Bylaws”), effective immediately. The Amended and Restated Bylaws, among other things:

•
Clarify that meetings of stockholders may be held by remote communications or in a hybrid in-person and remote format;
•
Modify the provisions relating to notices of stockholder meetings, adjournment procedures and lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect recent amendments to the Delaware General Corporation Law, as amended (the “DGCL”);
•
Clarify the parameters for proxies in connection with stockholder meetings;
•
Enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of stockholder proposals at stockholder meetings, including without limitation, by requiring:
o
additional background information and disclosures regarding proposing stockholders, proposed nominees, proposed business, and other persons related to a stockholder’s solicitation of proxies;

o
any stockholder submitting a nomination or proposal notice to make a representation that such stockholder is a holder of record of shares of capital stock of the Company entitled to vote at the meeting at which such nomination or proposal is to be brought;
o
any stockholder submitting a nomination or proposal notice to make a representation that such stockholder has complied with all applicable requirements of state law and the Exchange Act;
o
any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act (“Rule 14a-19”), and if so, to include an undertaking that such stockholder will comply with the requirements of Rule 14a-19 and to provide, at the Company’s request, no later than five business days prior to the applicable meeting, reasonable evidence that the requirements of Rule 14a-19 have been satisfied;
o
that disclosures included in a stockholder’s nomination or proposal notice be updated so that they are accurate as of the stockholder meeting record date and as of ten business days prior to the stockholder meeting;
o
that any material inaccuracies in the disclosures included in a stockholder’s nomination or proposal notice be corrected in accordance with the Amended and Restated Bylaws;
•
Clarify that the Board of Directors (or an officer designated thereby) has the power and duty to determine whether a stockholder nomination or proposal has been made in accordance with the Amended and Restated Bylaws and that, if the Board of Directors or such officer determines that any stockholder’s nomination or proposal was not made in accordance with the Amended and Restated Bylaws, such nomination or proposal will not be presented at the meeting at which such nomination or proposal was to be brought;
•
Clarify that a director’s verbal resignation is not effective until confirmed by the director in writing or by electronic transmission;
•
Remove the requirement that officers of the Company be elected annually;
•
Modify the requirements for signatures on stock certificates to reflect amendments to the DGCL; and
•
Make various other updates, including ministerial and conforming changes.

The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

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

+ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule or exhibit upon request.

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

PAYCOM SOFTWARE, INC.

Date: November 3, 2022	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)