Form 10-K
period 2022-12-31
Paycom Software, Inc.
filed 2023-02-16
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 7, 2023, 60,321,077 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 2,449,115 shares of restricted stock. As of June 30, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $14.4 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2022 ANNUAL REPORT ON FORM 10-K

Unless we state otherwise or the context otherwise requires, the terms “Paycom,” “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
the possibility of security vulnerabilities, cyber attacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•
changes in laws, government regulations and policies and interpretations thereof;
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
•
the impact of adverse economic and market conditions, including those related to the COVID-19 pandemic and geopolitical conflicts;
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

These forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

Additional Information

The Vault Visa Payroll Card is issued by The Bancorp Bank, N.A., Member FDIC, pursuant to a license from Visa U.S.A Inc. and may be used everywhere Visa debit cards are accepted.

“Paycom,” the Paycom logo and other trademarks or service marks of Paycom appearing in this Form 10-K are the property of Paycom and are protected under applicable intellectual property laws. Google and Google Pay are registered trademarks of Google, LLC. Apple and Apple Pay are trademarks of Apple, Inc., registered in the United States and other countries. Samsung and Samsung Pay are trademarks owned by Samsung Electronics Co., Ltd. Visa is a registered trademark of Visa International Service Association. All other marks are the property of the respective owners of such marks. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

We were founded in 1998 and became a publicly traded company through our initial public offering in 2014. Since our founding, we have focused on providing an innovative SaaS HCM solution. Organizations need sophisticated, flexible and intuitive applications that can quickly adapt to their evolving HCM requirements, streamline their HR processes and systems and enable them to control costs. We believe the HCM needs of most organizations are currently served by multiple providers in an attempt to replicate a comprehensive SaaS product. This approach often results in challenges with system integration and data integrity, low scalability, high costs and extended delivery times.

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

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide industry-leading, personalized service. We have approximately 36,600 clients, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2022. We believe that as a result of our focus on client experience, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 93%, 94% and 93% from existing clients for the years ended December 31, 2022, 2021 and 2020, respectively. We believe our revenue retention rate understates our client loyalty because this rate is decreased by former clients that were acquired or otherwise ceased operations.

We have historically generated the majority of our revenues from our payroll applications. We generally do not separately track our revenues across our other applications because we often sell applications in various groupings and configurations for a single price.

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

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology-savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service technology, employees can view real-time HR information, including pay stubs, W-2s and benefits information, as well as manage their schedules and vacation time and update W-4 contact information. Employees can even do their own payroll with our industry-first Beti® technology. Our mobile app makes it easier for employees to access their self-service information. Our app has fingerprint and facial recognition capabilities, aiding employers in their efforts to engage technology-dependent workers. Our system also allows employers to engage their workforce through learning management courses and training paths, surveys, and performance goals and reviews.

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

Our Strategy for Growth

Our strategy is to continue to establish our solution as the HCM industry standard by increasing our presence in existing markets and expanding into additional markets. We intend to continue to increase our domestic sales capacity as well as expand into international markets. We will also execute our strategy for growth by targeting larger clients, expanding our inside sales organization and strengthening and extending our solution.

Increase Our Presence in Existing Markets

We believe a significant market opportunity exists to increase our presence within markets where we currently have a sales office. Each outside sales office is typically staffed with one sales team, with each team comprised of a sales manager and approximately six to eight other sales professionals. Although we have a sales office in 40 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2021 U.S. Census Bureau estimates, only seven of these MSAs are currently served by multiple Paycom sales teams. We plan to further penetrate and more effectively capture existing markets by adding sales offices and increasing the number of sales teams in such markets.

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

Target Larger Clients and Capture Incremental Small Business Demand

The average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. We believe larger employers represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. To further capitalize on this opportunity, we intend to continue targeting larger businesses opportunistically where our current sales model is effective.

We also receive inbound leads from businesses below our target client size range, who can be onboarded through our inside sales organization. We intend to expand our inside sales capabilities as needed to opportunistically capture inbound demand for our solution.

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

Enhanced Background Checks®. Our background check application helps clients easily screen prospective new hires or employees. Employers can choose the specific service or package of services desired for each individual, including verification of education, employment, driving history, criminal history, and drug and health screening, among others. Based on client research and feedback, the efficiencies in our system have produced faster turnaround times by as much as three days over our competitors’ offerings.

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

Time and Labor Management

Time and Attendance. Our time and attendance application allows our clients to accurately and efficiently manage when, where and how employees report their hours worked. Clients can apply customized rules, use batch editing and use timecard management tools to manage complex time and attendance needs. Employees can clock in and out at their desks with web-based time clocks or by using finger scans, badge-swipe or other types of hardware terminals in a single or multi-clock environment. Our web time clock feature allows employees to clock in and out using their mobile device or any device with an internet connection, which automatically updates the payroll application when approved, eliminating the need to manually calculate time sheets and re-key information into payroll systems.

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

Vault Visa® Payroll Card. The Vault Visa Payroll Card gives employees the financial convenience of allowing them to deposit a portion of their wages on a secure pay card usable with mobile wallets like Apple Pay®, Google Pay® and Samsung Pay®. In certain circumstances, Vault card users also can have access to their pay up to two days earlier for greater financial flexibility. Available only to clients of Paycom and manageable through a mobile app, the Vault card gives users access to Visa Offers and Perks, including discounts for hotels, subscriptions, restaurants, retailers, services and more. For clients, it minimizes the inconvenience of paper-based payroll and helps reduce check fraud through secure digital funding.

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

Benefits Administration/Benefits to Carrier. Our benefits administration application allows clients to customize benefit plan setup, deduction amounts, enrollment dates and new-hire waiting periods. Employers are provided census and reconciliation reports to ensure they do not overpay for benefits. Employers can also update deduction amounts for all employees or groups of employees at once, which automatically updates all insurance carriers for any changes. This application also provides employees with online enrollment and helps educate them by allowing them to view per-pay-period deduction amounts and preview how these deductions would affect their take-home pay, driving better informed enrollment decisions for greater employee satisfaction. Our benefits to carrier application automatically updates insurance carriers regarding benefit deduction amounts, address changes, termination of benefits and qualifying events.

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

Clue®. Clue, helps businesses securely collect, track and manage the vaccination and testing data of their workforce. Clue allows employees to easily and quickly enter their vaccination or testing information and also provides automatic reminders and push notifications to help affected employees stay on top of any necessary testing. Clue’s dashboard provides a single, intuitive platform that stores relevant, up-to-date vaccine information and enables organizations to create customized reports to meet different business-specific needs.

Our Clients

We serve a diverse client base in terms of size and industry. We have approximately 36,600 clients, or nearly 19,100 clients based on parent company grouping, none of which constituted more than one-half of one percent of our revenues for the year ended December 31, 2022. We stored data for over 6.5 million persons employed by our clients during the year ended December 31, 2022.

Many small to mid-sized companies can typically make the decision to adopt our solution more quickly than larger companies, which we believe results in a shorter sales cycle and more closely corresponds to our target sales cycle of 30 to 90 days. As a result of the nature and size of our clientele, we maintain a diversified client base and very low revenue concentration among our clients. We believe, however, that larger employers represent a substantial opportunity to increase our revenues per client with limited incremental cost. As we attract clients at the higher end of our target client size range, we may face longer sales cycles and less predictability in completing some of our sales.

Competition

The market for HCM solutions is rapidly evolving, highly competitive and subject to changing technology, shifting client needs and frequent introduction of new products and services. Our competitors range from small, regional firms to large, well-established international firms with multiple product offerings.

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers, including those offering white label and embedded payroll solutions. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM Holding, Inc., Cornerstone OnDemand, Inc., Gusto, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor HCM, Inc., People Center, Inc. d/b/a Rippling, SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc. and other local and regional providers.

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

Security

We maintain a formal and comprehensive security program designed to ensure the confidentiality, integrity and availability of our clients’ data. During the regular course of business, we receive client data through our online system that we in turn process, record, store, and secure following ISO/IEC 27001:2013 certified controls and procedures. All communications with our servers must be encrypted and our servers are configured to only utilize high-grade encryption algorithms.

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

Our IT infrastructure is secured and monitored using a number of best practices and tools across physical and logical security. This security is also continually monitored by our information security department.

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

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, the Financial Services Modernization Act of 1999, state breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”). Further, because some of our clients have establishments internationally, the European Union’s General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.

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

In October 2022, we renewed a certification based on ISO 22301:2019 criteria, a standard for implementing and managing an effective Business Continuity Management System (BCMS) published by ISO. This international standard for continuity management specifies requirements to plan, implement, operate and continually improve a documented management system to protect against, prepare for, respond to and recover from disruptive incidents when they arise. The certification is valid until January 2026, with continuing assessments taking place annually.

In November 2022, we renewed a certification based on ISO/IEC 27001:2013 criteria, a security standard for Information Security Management Systems published by ISO covering our production, quality assurance and implementation environments. This independent assessment of our conformity to the ISO 27001 standard includes assessing security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. The certification is valid until October 2025, with continuing assessments taking place annually.

In November 2022, we renewed a certification based on ISO 27701:2019 criteria, a standard for establishing, implementing, maintaining and continually improving a Privacy Information Management System (PIMS) published by ISO. This international standard for PIMS specifies PIMS-related requirements and provides guidance for Personally Identifiable Information (PII) controllers and PII processors holding responsibility and accountability for PII processing. The certification is valid until February 2026, with continuing assessments taking place annually.

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

Human Capital

As of December 31, 2022, we employed 6,349 people, substantially all of whom are full-time employees. Our human capital objectives include attracting, developing and retaining the best talent in the industry. We have been recognized both locally and nationally for providing our employees with an excellent work environment. We strive to provide a workplace that is free from harassment or discrimination, including harassment or discrimination involving race, color, sex, religion, gender, age, national origin, disability, gender identity or expression, sexual orientation, veteran or marital status. We believe that creating this kind of work environment is fundamental to fostering diversity.

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

Diversity and Inclusion

Our commitment to diversity, inclusion and belonging starts with our goal to attract, retain and develop a workforce that is diverse in background, knowledge, skill and experience. We recognize Paycom plays an important part in the lives of our employees and strive to create an inclusive workplace where employees feel heard, valued and appreciated for who they are. We continue to work toward a diverse workforce at all employee levels, from entry level to executive. The table below summarizes our workforce demographics as of December 31, 2022. The demographic workforce data within the table below, including race and ethnicity, gender and job categories, aligns with the EEO-1 Component 1 data collection reporting requirements outlined by the U.S. Equal Employment Opportunity Commission.

	As of December 31, 2022
	All Employees	First/Mid Level Officials & Managers	Executive/Sr. Level Officials & Managers
Gender:
Female	51.2%	51.3%	36.7%
Male	48.8%	48.7%	63.3%

Race and Ethnicity:
American Indian or Alaskan Native	2.8%	2.4%	—
Asian	9.5%	4.9%	3.3%
Black or African American	9.8%	2.4%	1.7%
Hispanic or Latino	10.3%	4.9%	—
Native Hawaiian or Pacific Islander	0.3%	0.2%	—
Two or more races	4.1%	2.2%	—
White	63.2%	83.0%	95.0%

Training and Development

Through the use of our Paycom learning tool, we empower our employees by providing tailored learning paths in areas such as leadership, diversity and inclusion, technical skills and compliance. During 2022, our employees completed thousands of courses utilizing our Paycom learning tool.

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the consolidated level. Because we operate in one operating segment, all required financial segment information is presented in the consolidated financial statements.

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

Our solution involves the collection, storage and transmission of clients’ and their employees’ confidential and proprietary information, including personal identifying information, as well as financial and payroll data. HCM software is often targeted in cyber attacks, including computer viruses, worms, phishing attacks, malicious software programs and other information security breaches, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our clients’ sensitive data or otherwise disrupt our clients’ or other third parties’ business operations. If cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our clients’ sensitive data may be compromised.

Certain of our employees have access to sensitive information about our clients’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

Although we have security measures in place to protect client information and prevent data loss and other security breaches, these measures could be breached as a result of third-party action, employee error, third-party or employee malfeasance or otherwise. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or increasing tension with China, may create a heightened risk of cybersecurity attacks. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. While we currently maintain a cyber liability insurance policy, cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

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
computer viruses or cyber attacks;
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

Our success is also subject to the risk of future disruptive technologies, such as artificial intelligence (“AI”) and machine learning. The failure to develop enhancements to our applications for, or that incorporate, technologies such as natural language processing, AI, machine learning, and blockchain may impact our ability to increase the efficiency of and reduce costs associated with our clients’ operations. If new technologies, including but not limited to those that may involve AI or machine learning or be created using AI or machine learning, emerge that are able to deliver HCM solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.

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

We compete with firms that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but as demand for greater flexibility and access to information grows, we believe there will be increased competition in the delivery of HCM cloud-based solutions by other SaaS providers, including those offering white label and embedded payroll solutions. Our competitors offer HCM solutions that may overlap with one, several or all categories of applications and include companies such as Automatic Data Processing, Inc., Ceridian HCM Holding, Inc., Cornerstone OnDemand, Inc., Gusto, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor HCM, Inc., People Center, Inc. d/b/a Rippling, SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc., and other local and regional providers.

Furthermore, the HCM industry has begun to experience an emergence of embedded payroll offerings. Products and technologies utilizing embedded payroll systems and developed by others within the HCM industry may adversely affect our competitive position.

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

We believe that our success depends in part on the continued services of our key executives, consisting of Chad Richison, Craig E. Boelte, Bradley S. Smith, Holly Faurot, and Justin Long. Our business could be adversely affected if we fail to retain these key executives. Although the employment arrangements of certain of our key executives contain restrictive covenants, our business could nonetheless be adversely affected if a key executive leaves Paycom and interferes with Paycom’s client, employee and/or other business relationships. In addition, we have not purchased key person life insurance on any of our key executives.

If we are unable to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing and operational personnel, our ability to develop and market new and existing products and, in turn, increase our revenue and profitability could be adversely affected.

Our future success is dependent on our ability to continue to enhance and introduce new applications. As a result, we are heavily dependent on our ability to attract and retain qualified software developers and IT personnel with the requisite education, background and industry experience. In addition, to continue to execute our growth strategy, we must also attract and retain qualified sales, marketing and operational personnel capable of supporting a larger and more diverse client base. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors. The companies with which we compete for talent may offer work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer such policies. The competition for qualified personnel also may be amplified by new immigration laws or policies that could limit software companies’ ability to recruit internationally. Although such changes in immigration laws or policies would not have a significant direct impact on our workforce, the ensuing increase in demand for software developers and IT personnel could impair our ability to attract or retain skilled employees and/or significantly increase our costs to do so. Furthermore, identifying and recruiting qualified personnel and training them in the use of our applications requires significant time, expense and attention, and it can take a substantial amount of time before our employees are fully trained and productive. The loss of the services of a significant number of employees could be disruptive to our development efforts, which may adversely affect our business by causing us to lose clients, increase operating expenses or divert management’s attention to recruit replacements for the departed employees.

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

Changes in laws, regulations or policies could also affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for certain of our existing applications or services, which would result in decreased revenues. For example, we generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. If the ACA is modified to eliminate the employer reporting requirements, or if the ACA is repealed and replaced with new legislation that does not include similar employer reporting requirements, we will no longer generate revenues in connection with processing and filing Forms 1094 and 1095 on behalf of clients. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 2% of total projected revenues for the year ending December 31, 2023.

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

Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Our applications and services are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy, which have become significant issues globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, the Financial Services Modernization Act of 1999 (the “GLBA”), federal and state labor and employment laws, and state data breach notification laws and state privacy laws, such as the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the IBIPA and the CCPA, which was passed in California in 2020.

The IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. The GLBA is enforced under the authority of the Federal Trade Commission and requires our payment card services to adhere to a privacy notice and take certain measures to protect related personal information from unauthorized use and threats to data security. The CCPA provides California consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. The CCPA also gives California consumers certain rights to be informed of, opt-out of, and request deletion of the personal information that we hold, similar to those provided by the European Union’s GDPR. Further, because some of our clients have establishments internationally, the GDPR and other foreign data privacy laws may impact our processing of certain client and employee information. Failure to comply with data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition. Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm.

The landscape of privacy laws applicable to our various products and services is evolving quickly. The California Privacy Rights Act (“CPRA”), which expands upon the CCPA, went into effect on January 1, 2023. Virginia recently passed its own consumer data privacy statute modeled on the CCPA, which also went into effect on January 1, 2023. New data privacy statutes are slated to go into effect later this year in Colorado, Connecticut and Utah. In addition, there are a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Newly-passed legislative and regulatory initiatives may adversely affect the ability of our clients to process, handle, store, use and transmit demographic and personal information from their employees, which could reduce demand for our solution.

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

Certain of our products and services use data-driven insights to help our clients manage their businesses more efficiently. We believe that providing insights from aggregated data, including those insights derived from advanced AI and machine learning, may become increasingly important to the value that our solutions and services deliver to our customers. The ability to provide data-driven insights using AI or machine learning may be constrained by current or future regulatory requirements, statutes or ethical considerations that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways.

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

Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to fines and lawsuits.

Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states, compliance with these evolving federal, state and local laws and regulations could substantially increase our cost of doing business. In recent years, companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters, some of which have resulted in the payment of meaningful damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations. We are currently subject to employee-related legal proceedings in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

While none of our employees are currently represented by a union, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, impact corporate flexibility and disrupt our business. Additionally, our responses to any union organizing efforts could negatively impact perception of our brand and have adverse effects on our business, including on our financial results. These responses could also expose us to legal risk, causing us to incur costs related to defending legal and regulatory actions, potential penalties and restrictions or reputational harm.

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

We have incurred indebtedness to be used for ongoing working capital and general corporate purposes. Pursuant to the terms of our outstanding indebtedness, we may not, subject to certain exceptions:

•
create or permit the existence of additional liens on our assets;
•
incur additional debt;
•
change the nature of our business;
•
make investments in and acquisitions of (or acquisitions of substantially all of the assets of) any person;
•
permit certain fundamental changes, including a merger;
•
dispose of assets;
•
make any distributions during an event of default, or any other distributions in excess of $50 million in any fiscal year without demonstrating pro forma compliance with certain financial covenants;
•
enter into transactions with affiliates other than in the ordinary course of business on an arm’s-length basis;
•
enter into certain transactions, including swap agreements and sale and leaseback transactions; or
•
pay dividends or distributions of our capital stock

In addition, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest charges of not less than 3.0 to 1.0 and a consolidated leverage ratio of funded indebtedness to EBITDA of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter. The operating and financial covenants in the loan agreements relating to our outstanding indebtedness, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. We may also be required to use a substantial portion of our cash flows to pay principal and interest on our debt, which would reduce the amount of money available for operations, working capital, expansion, or other general corporate purposes.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2022, we had recorded a total of $51.9 million of goodwill and $54.0 million of other intangible assets, net. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States or in global markets deteriorate, clients may cease their operations, eliminate or reduce unscheduled payroll runs (such as bonuses), reduce headcount, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, increased interest rates, inflation, volatility in capital markets, and decreased liquidity, among other possible factors, could negatively affect our ability to conduct business. Furthermore, the impact of such macroeconomic developments may be exacerbated by the COVID-19 pandemic or geopolitical events such as the ongoing military conflict in Ukraine. An economic decline could result in reductions in sales of our applications, decreased revenue from unscheduled payroll runs and fees charged on a per-employee basis, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

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

Further, as part of our payroll and tax filing application, we collect and then remit client funds to taxing authorities and accounts designated by our clients. During the interval between receipt and disbursement, we may invest such funds in money market funds, demand deposit accounts, certificates of deposit, U.S. treasury securities and commercial paper. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Any loss of or inability to access such funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, which may not be available on terms that are acceptable to us, if at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is an approximately 500,000-square-foot campus located on over 150 acres of Company-owned property in Oklahoma City, Oklahoma. In 2022, we commenced construction of a new 315,000-square-foot building at our Oklahoma City headquarters. We also have an operations facility on approximately 14 acres of Company-owned property in Grapevine, Texas. In addition to housing two fully redundant data centers at our corporate headquarters in Oklahoma City, we operate another fully redundant data center at our Grapevine facility.

As of December 31, 2022, we lease offices in 28 states. We believe that these facilities are suitable for our current operations and, upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

Item 3. Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information, see “Note 13. Commitments and Contingencies” in this Form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “PAYC.” As of February 7, 2023, there were approximately 2,798 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the S&P 500 Software & Services Index, and the S&P 1500 Application Software Index during the five-year period commencing on December 31, 2017 and ending on December 31, 2022. The graph assumes that $100 was invested in our common stock and in each of the comparative indices at the beginning of the period, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return
$800.00
$760.00
$720.00
$680.00
$640.00
$600.00
$560.00
$520.00
$480.00
$440.00
$400.00
$360.00
$320.00
$280.00
$240.00
$200.00
$160.00
$120.00
$80.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Paycom Software, Inc.
S&P 500
S&P 1500 Application Software
S&P 500 Software & Services

We have selected the S&P 500 Software & Services Index as our published industry or line-of-business index, replacing the S&P 1500 Application Software Index used in prior years, as we believe the S&P 500 Software & Services Index represents a more appropriate peer group. The cumulative total return of the S&P 1500 Application Software Index is presented in the graph above as required by Item 201(e)(4) of Regulation S-K.

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2022 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2022(2)	25	$329.14	25	$1,099,777,000
November 1 - 30, 2022(2)	442	$329.75	442	$1,099,632,000
December 1 - 31, 2022(2)	—	$—	—	$1,099,632,000
Total	467		467

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited and unaudited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Cautionary Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the year ended December 31, 2022. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives, (“CRRs”) who sell new applications to existing clients.

Our continued growth depends on attracting new clients through further penetration of our existing markets and geographic expansion into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth. In January 2022, we added new sales teams in Las Vegas, Jacksonville, New England and South Jersey, bringing our total to 55 sales teams (including one team consisting of CRRs and inside sales representatives) located in 28 states. We plan to open additional sales offices in the future to further expand our market presence.

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

Our target client size range is 50 to 10,000 employees. While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations, increased the number of applications we offer and gained traction with larger companies. We believe larger employers represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. Generally, we expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market.

Based on our total revenues, we have grown at a 25% compound annual growth rate from January 1, 2019 through December 31, 2022. Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses. Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases.

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The implementation of the Affordable Care Act (the “ACA”) is an example of legislation that has created demand in the HCM industry. We generate ACA-related revenues (i) on an annual basis in connection with processing and filing Forms 1094 and 1095 on behalf of clients and (ii) from clients who have purchased our Enhanced ACA application as part of the fixed, bundled price charged per billing period. While we generally do not track our revenues on an application-by-application basis (because applications are often sold in various groupings and configurations for a single price), we estimate that, if the ACA is not modified or repealed, revenues from our Enhanced ACA application and ACA forms filings business will represent approximately 2% of total projected revenues for the year ending December 31, 2023.

For each of the years ended December 31, 2022, 2021 and 2020, our gross margin was approximately 85%. Although our gross margin may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margin will remain relatively consistent in future periods.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2022	2021	2020
Key performance indicators:
Clients	36,561	33,875	30,994
Clients (based on parent company grouping)	19,081	17,703	16,063
Sales teams	55	51	50
Annual revenue retention rate	93%	94%	93%

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

Implementation and Other Revenues

Implementation and other revenues are comprised of implementation fees for the deployment of our solution and other revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at inception and upon the addition of certain incremental applications for existing clients. These fees generally range from 10% to 30% of the annualized value of the transaction. Implementation revenues are recognized as deferred revenue and amortized into income over the life of the client, which is estimated to be ten years, and other revenues are recognized upon shipment of time clocks. Implementation and other revenues comprised approximately 1.7% and 1.8% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

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

Interest Expense

Interest expense includes interest on our debt and settlements related to an interest rate swap prior to the termination of the interest rate swap agreement on August 24, 2022. We capitalize interest incurred for indebtedness related to construction in progress.

Other Income (Expense), net

Other income (expense), net includes interest earned on our own funds, any gain or loss on the sale or disposal of fixed assets, costs associated with the early repayment of debt, and the realized gain which resulted from the settlement of our interest rate swap agreement.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022,for a discussion of results for the year ended December 31, 2020, including a discussion of the changes in our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

	Year Ended December 31,
	2022		2021		% Change
Revenues
Recurring	$1,351,856	98.3%	$1,036,691	98.2%	30.4%
Implementation and other	23,362	1.7%	18,833	1.8%	24.0%
Total revenues	1,375,218	100.0%	1,055,524	100.0%	30.3%
Cost of revenues
Operating expenses	169,806	12.4%	130,475	12.3%	30.1%
Depreciation and amortization	42,935	3.1%	31,411	3.0%	36.7%
Total cost of revenues	212,741	15.5%	161,886	15.3%	31.4%
Administrative expenses
Sales and marketing	346,561	25.2%	275,994	26.1%	25.6%
Research and development	148,343	10.8%	118,426	11.2%	25.3%
General and administrative	239,130	17.4%	209,840	19.9%	14.0%
Depreciation and amortization	49,764	3.6%	35,811	3.4%	39.0%
Total administrative expenses	783,798	57.0%	640,071	60.6%	22.5%
Total operating expenses	996,539	72.5%	801,957	75.9%	24.3%
Operating income	378,679	27.5%	253,567	24.1%	49.3%
Interest expense	(2,536)	-0.2%	—	0.0%	-100.0%
Other income (expense), net	13,435	1.0%	2,395	0.2%	461.1%
Income before income taxes	389,578	28.3%	255,962	24.3%	52.2%
Provision for income taxes	108,189	7.8%	60,002	5.7%	80.3%
Net income	$281,389	20.5%	$195,960	18.6%	43.6%

Revenues

The increase in total revenues for the year ended December 31, 2022 from the year ended December 31, 2021 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, our tax forms filing business in the first quarter of 2022 contributed to the increase in total revenues for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the year ended December 31, 2022 described above were impacted by the headcount fluctuations within our client base. Additionally, rising interest rates and a higher average funds held for clients balance during year ended December 31, 2022 as compared to the year ended December 31, 2021, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue.

The increase in implementation and other revenues for the year ended December 31, 2022 from the year ended December 31, 2021 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the year ended December 31, 2022, operating expenses increased from the prior year by $39.3 million primarily due to a $33.2 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $3.6 million increase in shipping and supplies fees, and a $2.2 million increase in automated clearing house fees in connection with the increase in revenues. Depreciation and amortization expense increased $11.5 million, or 37%, primarily due to the development of additional technology and purchases of other related fixed assets.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2022, sales and marketing expenses increased from the prior year by $70.6 million due to a $54.8 million increase in employee-related expenses, including commissions and bonuses, and a $15.8 million increase in marketing and advertising expense attributable to increased spending across many components of our marketing program. Based on positive results from our advertising campaigns, we plan to continue to make significant investments in our marketing program and may adjust spending levels in future periods as we see opportunities for returns on our investments.

Research and development

During the year ended December 31, 2022, research and development expenses increased $29.9 million from the prior year primarily due to an increase in employee-related expenses.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	% Change
Capitalized portion of research and development	$66,407	$52,876	26%
Expensed portion of research and development	148,343	118,426	25%
Total research and development costs	$214,750	$171,302	25%

General and administrative

During the year ended December 31, 2022, general and administrative expenses increased by $29.3 million from the prior year due to a $40.4 million increase in employee-related expenses, which was partially offset by a $11.1 million decrease in non-cash stock-based compensation expense.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Year Ended December 31,
	2022	2021	% Change
Non-cash stock-based compensation expense
Operating expenses	$4,671	$4,570	2%
Sales and marketing	18,659	13,801	35%
Research and development	11,063	7,527	47%
General and administrative	60,505	71,608	-16%
Total non-cash stock-based compensation expense	$94,898	$97,506	-3%

Depreciation and Amortization

During the year ended December 31, 2022, depreciation and amortization expense increased from the prior year primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The increase in interest expense for the year ended December 31, 2022 was due to the timing and progress of construction of the expansion of our corporate headquarters and our expanded operations facility, which resulted in a lower capitalization rate of interest in 2022.

Other Income (Expense), net

The change in other income (expense), net for the year ended December 31, 2022 was primarily due to the realized gain which resulted from the settlement of our interest rate swap agreement, the settlement of an insurance matter and increased interest income.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 28% and 23% for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit. Additionally, we maintain a $650.0 million senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”), and a $750.0 million senior secured delayed draw term loan facility (the “July 2022 Term Loan Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of December 31, 2022, we have $29.0 million of outstanding borrowings under the July 2022 Revolving Credit Facility and no outstanding borrowings under the July 2022 Term Loan Facility.

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

Interest Rate Swap Agreement. In December 2017, we entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap Agreement”) to limit our exposure to interest rate risk related to the term loans used to finance construction projects at our corporate headquarters (the “2017 Term Loans”). The Interest Rate Swap Agreement, which had a maturity date of September 7, 2025, provided that we received quarterly variable interest payments based on the LIBOR rate and paid interest at a fixed rate. We have elected not to designate this interest rate swap as a hedge and, as such, changes in the fair value of the derivative instrument are recognized in our consolidated statements of comprehensive income. On August 24, 2022, we terminated the Interest Rate Swap Agreement by settling the contract. The settlement of the interest rate swap contract resulted in a cash receipt of $0.5 million. The realized gain from the settlement of the interest rate swap is included in other income (expense), net in the consolidated statements of comprehensive income.

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

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of December 31, 2022, there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the year ended December 31, 2022, we repurchased an aggregate of 364,667 shares of common stock at an average cost of $273.74 per share, including 17,355 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $5.2 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We are currently focused on the expansion of our corporate headquarters. Capital expenditures related to this expansion began in the fourth quarter of 2021 and continued during 2022. We estimate that the cost of construction will be between $70 million and $75 million and we expect construction to be completed in the first half of 2024. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$365,103	$319,362	14%
Investing activities	(23,286)	(257,670)	-91%
Financing activities	254,587	165,724	54%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$596,404	$227,416	162%

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2022 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the year ended December 31, 2021, our operating cash flows for the year ended December 31, 2022 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2022 decreased from the prior year period due to a $130.1 million decrease in purchases of investments from funds held for clients, a $114.9 million increase in proceeds from investments from funds held for clients, and a $1.4 million decrease in purchases of intangible assets, which were partially offset by a $12.0 million increase in purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2022 increased from the prior year period primarily due to the impact of a $128.1 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a $60.4 million decrease in withholding taxes paid related to net share settlements, and a $29.0 million increase in proceeds from the issuance of debt. The increase in cash flows provided by financing activities was partially offset by a $94.7 million increase in common stock repurchases, a $27.5 million increase payments on long-term debt, and a $6.4 million increase in payment of debt issuance costs.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. As discussed in “Note 6. Long-Term Debt, Net” and elsewhere in this Form 10-K, on May 4, 2022, we entered into the May 2022 Revolving Credit Agreement, repaid the 2017 Term Loans and terminated the 2017 Term Credit Agreement. On July 29, 2022, we entered into the July 2022 Credit Agreement and terminated the May 2022 Revolving Credit Agreement. For additional information regarding our naming rights agreement, leases, long-term debt and our commitments and contingencies, see “Note 4. Goodwill and Intangible Assets, Net”, “Note 5. Leases”, “Note 6. Long-Term Debt, Net” and “Note 13. Commitments and Contingencies”.

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

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks, Onboarding, E-Verify and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting, Geofencing/Geotracking and Microfence tools and applications. Payroll includes Beti, Payroll and Tax Management, Vault Card, Paycom Pay, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go, Direct Data Exchange, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue applications.

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

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting units had declined below its carrying value. In the qualitative assessment, we consider the macroeconomic conditions, including any deterioration of general economic conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation. Based on our assessment, there was no impairment recorded as of June 30, 2022. For the years ended December 31, 2022, 2021 and 2020, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the years ended December 31, 2022, 2021 and 2020.

Market-Based Restricted Stock Awards and Performance-Based Restricted Stock Units

We measure non-cash stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock awards and units issued by using a Monte Carlo simulation model. This model considers various subjective assumptions as inputs, and represent our best estimates, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life. The valuation model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our market-based stock awards and performance-based restricted stock units and the associated compensation expense. Refer to Note 12 in the notes to our consolidated financial statements for further information regarding our stock-based compensation awards.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for a presentation of the 2020 amounts:

	Year Ended December 31,
	2022	2021
Net income to adjusted EBITDA:
Net income	$281,389	$195,960
Interest expense	2,536	—
Provision for income taxes	108,189	60,002
Depreciation and amortization	92,699	67,222
EBITDA	484,813	323,184
Non-cash stock-based compensation expense	94,898	97,506
Change in fair value of interest rate swap	—	(1,403)
Adjusted EBITDA	$579,711	$419,287

	Year Ended December 31,
	2022	2021
Net income to non-GAAP net income:
Net income	$281,389	$195,960
Non-cash stock-based compensation expense	94,898	97,506
Change in fair value of interest rate swap	—	(1,403)
Income tax effect on non-GAAP adjustments	(19,053)	(31,652)
Non-GAAP net income	$357,234	$260,411

Weighted average shares outstanding:
Basic	57,928	57,885
Diluted	58,175	58,191

Earnings per share, basic	$4.86	$3.39
Earnings per share, diluted	$4.84	$3.37
Non-GAAP net income per share, basic	$6.17	$4.50
Non-GAAP net income per share, diluted	$6.14	$4.48

	Year Ended December 31,
	2022	2021
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$4.86	$3.39
Non-cash stock-based compensation expense	1.64	1.68
Change in fair value of interest rate swap	—	(0.02)
Income tax effect on non-GAAP adjustments	(0.33)	(0.55)
Non-GAAP net income per share, basic	$6.17	$4.50

	Year Ended December 31,
	2022	2021
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$4.84	$3.37
Non-cash stock-based compensation expense	1.63	1.68
Change in fair value of interest rate swap	—	(0.02)
Income tax effect on non-GAAP adjustments	(0.33)	(0.55)
Non-GAAP net income per share, diluted	$6.14	$4.48

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $400.7 million as of December 31, 2022. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of December 31, 2022, we had $29.0 million of indebtedness outstanding under the July 2022 Revolving Credit Facility. As described elsewhere in this Form 10-K, our borrowings under the July 2022 Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%, and as a result, we may be exposed to increased interest rate risk. As of December 31, 2022, an increase or decrease in interest rates of 100 basis points would not have had a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2023 expressed an unqualified opinion.

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

Oklahoma City, Oklahoma

February 16, 2023

Paycom Software, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$400,730	$277,978
Accounts receivable	22,843	9,490
Prepaid expenses	34,056	23,729
Inventory	1,607	1,131
Income tax receivable	5,583	16,413
Deferred contract costs	96,378	76,724
Current assets before funds held for clients	561,197	405,465
Funds held for clients	2,202,975	1,846,573
Total current assets	2,764,172	2,252,038
Property and equipment, net	402,448	348,953
Intangible assets, net	54,017	58,028
Goodwill	51,889	51,889
Long-term deferred contract costs	567,974	461,852
Other assets	62,013	42,385
Total assets	$3,902,513	$3,215,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,054	$5,772
Accrued commissions and bonuses	28,439	22,357
Accrued payroll and vacation	45,023	34,259
Deferred revenue	19,825	16,277
Current portion of long-term debt	—	1,775
Accrued expenses and other current liabilities	59,990	63,397
Current liabilities before client funds obligation	169,331	143,837
Client funds obligation	2,207,706	1,846,573
Total current liabilities	2,377,037	1,990,410
Deferred income tax liabilities, net	141,033	145,504
Long-term deferred revenue	97,591	85,149
Net long-term debt, less current portion	29,000	27,380
Other long-term liabilities	75,245	72,988
Total long-term liabilities	342,869	331,021
Total liabilities	2,719,906	2,321,431
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,518 and 62,298 shares issued at December 31, 2022 and December 31, 2021, respectively; 57,867 and 58,012 shares outstanding at December 31, 2022 and December 31, 2021, respectively)	625	623
Additional paid-in capital	576,622	465,594
Retained earnings	1,196,968	915,579
Accumulated other comprehensive earnings (loss)	(3,703)	—
Treasury stock, at cost (4,651 and 4,286 shares at December 31, 2022 and December 31, 2021, respectively)	(587,905)	(488,082)
Total stockholders’ equity	1,182,607	893,714
Total liabilities and stockholders’ equity	$3,902,513	$3,215,145

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Recurring	$1,351,856	$1,036,691	$825,856
Implementation and other	23,362	18,833	15,578
Total revenues	1,375,218	1,055,524	841,434
Cost of revenues
Operating expenses	169,806	130,475	97,778
Depreciation and amortization	42,935	31,411	25,768
Total cost of revenues	212,741	161,886	123,546
Administrative expenses
Sales and marketing	346,561	275,994	235,716
Research and development	148,343	118,426	90,244
General and administrative	239,130	209,840	178,200
Depreciation and amortization	49,764	35,811	27,605
Total administrative expenses	783,798	640,071	531,765
Total operating expenses	996,539	801,957	655,311
Operating income	378,679	253,567	186,123
Interest expense	(2,536)	—	(19)
Other income (expense), net	13,435	2,395	(168)
Income before income taxes	389,578	255,962	185,936
Provision for income taxes	108,189	60,002	42,483
Net income	$281,389	$195,960	$143,453
Earnings per share, basic	$4.86	$3.39	$2.49
Earnings per share, diluted	$4.84	$3.37	$2.46
Weighted average shares outstanding:
Basic	57,928	57,885	57,620
Diluted	58,175	58,191	58,285
Comprehensive earnings (loss):
Net income	$281,389	$195,960	$143,453
Unrealized net gains (losses) on available-for-sale securities	(4,757)	—	—
Tax effect	1,054	—	—
Other comprehensive income (loss), net of tax	(3,703)	—	—
Comprehensive earnings (loss)	$277,686	$195,960	$143,453

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2019	61,350	$613	$257,501	$576,166	$—	3,689	$(307,652)	$526,628
Vesting of restricted stock	511	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	100,412	—	—	—	—	100,412
Repurchases of common stock	—	—	—	—	—	433	(114,850)	(114,850)
Net income	—	—	—	143,453	—	—	—	143,453
Balances at December 31, 2020	61,861	$618	$357,908	$719,619	$—	4,122	$(422,502)	$655,643
Vesting of restricted stock	437	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	107,691	—	—	—	—	107,691
Repurchases of common stock	—	—	—	—	—	164	(65,580)	(65,580)
Net income	—	—	—	195,960	—	—	—	195,960
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	$—	4,286	$(488,082)	$893,714
Vesting of restricted stock	220	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	111,030	—	—	—	—	111,030
Repurchases of common stock	—	—	—	—	—	365	(99,823)	(99,823)
Net income	—	—	—	281,389	—	—	—	281,389
Other comprehensive income (loss), net of tax	—	—	—	—	(3,703)	—	—	(3,703)
Balances at December 31, 2022	62,518	$625	$576,622	$1,196,968	$(3,703)	4,651	$(587,905)	$1,182,607

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$281,389	$195,960	$143,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,699	67,222	53,373
Accretion of discount on available-for-sale securities	(1,020)	(452)	(1,563)
Non-cash marketing expense	1,734	1,051	—
(Gain)/loss on disposition of property and equipment	(150)	146	—
Amortization of debt issuance costs	847	36	36
Stock-based compensation expense	94,898	97,506	90,108
Cash paid for derivative settlement	205	(741)	(613)
(Gain)/loss on derivative	(1,559)	(662)	1,993
Deferred income taxes, net	(3,210)	32,906	21,381
Other	(206)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,353)	(360)	168
Prepaid expenses	(6,497)	(5,875)	(4,293)
Inventory	(224)	481	(41)
Other assets	(13,907)	(7,862)	(1,720)
Deferred contract costs	(122,440)	(103,356)	(89,776)
Accounts payable	11,676	(660)	1,529
Income taxes, net	10,830	(5,966)	(6,427)
Accrued commissions and bonuses	6,082	8,654	1,360
Accrued payroll and vacation	10,764	9,730	9,659
Deferred revenue	15,990	14,600	10,582
Accrued expenses and other current liabilities	555	17,004	(2,002)
Net cash provided by operating activities	365,103	319,362	227,207
Cash flows from investing activities
Purchases of investments from funds held for clients	(268,718)	(398,819)	(332,756)
Proceeds from investments from funds held for clients	382,230	267,341	308,981
Purchases of intangible assets	(4,120)	(5,500)	—
Purchases of property and equipment	(132,678)	(120,692)	(94,102)
Net cash used in investing activities	(23,286)	(257,670)	(117,877)
Cash flows from financing activities
Proceeds from the issuance of debt	29,000	—	—
Repurchases of common stock	(94,652)	—	(52,040)
Withholding taxes paid related to net share settlements	(5,171)	(65,580)	(62,811)
Payments on long-term debt	(29,287)	(1,775)	(1,775)
Net change in client funds obligation	361,133	233,079	(49,283)
Payment of debt issuance costs	(6,436)	—	—
Net cash provided by (used in) financing activities	254,587	165,724	(165,909)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	596,404	227,416	(56,579)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,812,691	1,585,275	1,641,854
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,409,095	$1,812,691	$1,585,275

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows, continued

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$400,730	$277,978	$151,710
Restricted cash included in funds held for clients	2,008,365	1,534,713	1,433,565
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,409,095	$1,812,691	$1,585,275

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$507	$2	$—
Cash paid for income taxes	$100,578	$33,068	$27,530
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$5,899	$7,581	$837
Stock-based compensation for capitalized software	$8,965	$7,141	$6,655
Right of use assets obtained in exchange for operating lease liabilities	$21,467	$14,141	$9,693

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

Accounts Receivable

We generally collect revenues from our clients through an automatic deduction from the clients’ bank accounts at the time payroll processing occurs. Accounts receivable on our consolidated balance sheets generally consists of revenue-related receivables, including processing fees, interest income receivable, and revenue fees related to the last business day of the year, which are collected on the following business day. As accounts receivable are collected via automatic deduction on the following business day, the Company has not recognized an allowance for doubtful accounts.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows:

Furniture, fixtures and equipment	5 years
Computer equipment	3 years
Software and capitalized software	3 years
Buildings	30 years
Leasehold improvements	5 years
Rental clocks	5 years
Land improvements	15 years
Vehicles	3 years

Costs incurred during construction of long-lived assets are recorded as construction in progress and are not depreciated until the asset is placed in service.

We capitalize interest costs incurred related to construction in progress. For the years ended December 31, 2022, 2021 and 2020, we incurred interest costs of $3.4 million, $1.4 million and $1.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, interest costs of $0.9 million, $1.4 million and $1.5 million, respectively, were capitalized.

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

Internal Use Software

Capitalized costs include services associated with developing or obtaining internal use computer software and certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of payroll costs that are capitalized with respect to these employees is limited to the time directly spent on such projects. Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. We also expense internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

The total capitalized payroll costs related to internal use computer software projects were $66.4 million and $52.9 million during the years ended December 31, 2022 and 2021, respectively, and are included in property and equipment. Amortization expense of capitalized software costs were $47.3 million, $36.5 million and $27.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Derivatives

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the 2017 Term Loans (as defined in Note 6). We do not hold derivative instruments for trading or speculative purposes. The interest rate swap agreement effectively converted a portion of the variable interest rate payments to fixed interest rate payments. We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. See Note 9, “Fair Value of Financial Instruments”. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are recognized in our consolidated statements of comprehensive income within Other income (expense), net. As further discussed in Note 7, on August 24, 2022, we terminated the interest rate swap by settling the contract.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting unit had declined below its carrying value. In the qualitative assessment, we consider the macroeconomic conditions, including any deterioration of general economic conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation. Based on our assessment, there was no impairment recorded as of June 30, 2022. For the years ended December 31, 2022, 2021 and 2020, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the years ended December 31, 2022, 2021 and 2020.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of December 31, 2022 and December 31, 2021, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit. Additionally, as of December 31, 2022, the funds held for clients were invested in U.S. treasury securities with an original maturity of greater than one year. Short-term investments in commercial paper and certificates of deposit with an original maturity greater than three months are classified as available for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. U.S. treasury securities with an original maturity of greater than one year are also classified as available-for-sale securities and included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of December 31, 2022 there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the year ended December 31, 2022, we repurchased an aggregate of 364,667 shares of our common stock at an average cost of $273.74 per share, including 17,355 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. During the year ended December 31, 2021, we repurchased an aggregate of 163,849 shares of our common stock at an average cost of $400.24 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of the restricted stock.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks, Onboarding, E-Verify and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting, Geofencing/Geotracking and Microfence tools and applications. Payroll includes Beti, Payroll and Tax Management, Vault Card, Paycom Pay, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go, Direct Data Exchange, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue applications.

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

Interest income on funds held for clients is earned on funds that are collected from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. The interest earned on these funds is included in recurring revenues in the consolidated statements of comprehensive income as the collection, holding, and remittance of these funds are essential components of providing these services.

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

Changes in deferred revenue related to material rights for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$101,426	$86,826
Recognition of revenue included in beginning of year balance	(15,949)	(13,298)
Contract balance, net of revenue recognized during the period	31,939	27,898
Balance, end of period	$117,416	$101,426

We expect to recognize $24.3 million of deferred revenue related to material rights in 2023, $18.5 million in 2024, and $74.6 million of such deferred revenue thereafter.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Year Ended December 31, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$272,919	$97,978	$(45,440)	$325,457
Costs to fulfill a contract	$265,657	$114,152	$(40,914)	$338,895

	As of and for the Year Ended December 31, 2021
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$232,583	$77,644	$(37,308)	$272,919
Costs to fulfill a contract	$199,593	$96,728	$(30,664)	$265,657

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2022, 2021 and 2020 were $90.6 million, $71.6 million and $66.9 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time and attendance clocks and on payroll services in certain states. These taxes are recognized on a net basis, and therefore, excluded from revenues. For the years ended December 31, 2022, 2021 and 2020, sales taxes collected were $15.5 million, $11.9 million and $9.7 million, respectively.

Employee Stock-Based Compensation

Time-based stock compensation awards to employees are recognized on a straight-line basis over the applicable vesting period as compensation costs in the consolidated statements of comprehensive income based on their fair values measured as of the date of grant. Market-based stock compensation awards to employees are recognized on a straight-line basis over the applicable estimated vesting period as compensation costs in the consolidated statements of comprehensive income based on their fair value as of the date of the grant unless vesting occurs sooner at which time the remaining respective unrecognized compensation cost is recognized. Performance-based restricted stock compensation awards are recognized on a straight-line basis over the applicable vesting period as compensation costs in the consolidated statements of comprehensive income based on their fair values measured as of the date of grant. Forfeitures related to our stock-based compensation awards are recognized as they occur.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

We file income tax returns with the United States federal government and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe there are any tax positions taken within the consolidated financial statements that do not meet this threshold. Our policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

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
3.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	December 31, 2022	December 31, 2021
Property and equipment
Software and capitalized software costs	$270,645	$199,470
Buildings	177,765	172,807
Computer equipment	133,715	102,509
Rental clocks	35,846	30,313
Furniture, fixtures and equipment	28,414	24,971
Other	17,321	16,397
	663,706	546,467
Less: accumulated depreciation and amortization	(331,340)	(242,652)
	332,366	303,815
Construction in progress	36,286	11,342
Land	33,796	33,796
Property and equipment, net	$402,448	$348,953

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the years ended December 31, 2022 and 2021, we capitalized $66.4 million and $52.9 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress. For the years ended December 31, 2022, 2021 and 2020, we incurred interest costs of $3.4 million, $1.4 million and $1.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, interest cost of $0.9 million, $1.4 million and $1.5 million, respectively, was capitalized. Included in the construction in progress balance at December 31, 2022 and 2021 is $2.0 million and $0.1 million in retainage, respectively.

Depreciation and amortization expense for property and equipment, net was $88.7 million, $64.7 million and $53.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

4.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both December 31, 2022 and 2021, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2022, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of December 31, 2022 and 2021, there were no indicators of impairment.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

In connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. We also made a $1.5 million one time payment in July 2021 to cover sponsorship rights leading up to the 2021- 2022 season. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. The cost of the naming rights has been recorded as an intangible asset with an offsetting liability as of the date of the contract. The intangible asset is being amortized over the life of the agreement on a straight line basis that commenced in June 2021. The difference between the present value of the offsetting liability and actual cash payments is being relieved through sales and marketing expense using the effective interest method over the life of the agreement.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	December 31, 2022
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	13.8	$60,199	$(6,182)	$54,017
Trade name	—	3,194	(3,194)	—
Total		$63,393	$(9,376)	$54,017

	December 31, 2021
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	14.8	$60,199	$(2,278)	$57,921
Trade name	0.5	3,194	(3,087)	107
Total		$63,393	$(5,365)	$58,028

Amortization of intangible assets for the years ended December 31, 2022, 2021 and 2020 was $4.0 million, $2.5 million and $0.2 million, respectively. We estimate the aggregate amortization expense will be $3.9 million in 2023, and $3.9 million for each of 2024, 2025, 2026 and 2027, respectively.

5.
LEASES

The Company’s leases primarily consist of noncancellable operating leases for office space with contractual terms expiring from 2023 to 2029. All of our leases are operating leases and, as a lessee, we have not entered into any sublease agreements. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to five years, it is not reasonably certain that any such options will be exercised due, in part, to the dynamic nature of our sales force and rate of growth. Some of our leases contain a termination option that is not reasonably certain to be exercised. If a termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period. None of our leases contain residual value guarantees, substantial restrictions or covenants.

The table below presents the lease assets and liabilities as of December 31, 2022 and December 31, 2021.

Balance Sheet location	December 31, 2022	December 31, 2021
Other assets	$39,776	$29,841
Lease liabilities:
Accrued expenses and other current liabilities	$14,986	$10,853
Other long-term liabilities	$26,026	$20,059

Rent expense under operating leases for the years ended December 31, 2022, 2021 and 2020 was $12.3 million, $11.9 million and $11.3 million, respectively. Cash paid for amounts relating to our operating leases was $14.4 million for the year ended December 31, 2022.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Because no implicit discount rates for our leases could be readily determined, we elected to use an estimated incremental borrowing rate to determine the present value of our leases. The weighted average discount rate related to our portfolio of leases at December 31, 2022 was 3.7%. The average remaining lease term for our leases was 2.9 years as of December 31, 2022.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of December 31, 2022 were as follows:

2023	$14,791
2024	9,587
2025	6,962
2026	5,192
2027	2,711
Thereafter	3,500
Total undiscounted cash flows	$42,743
Present value discount	(1,731)
Lease liabilities	$41,012

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of December 31, 2022, the present value of the operating lease liabilities that had not yet commenced was $0.7 million.

6.
LONG-TERM DEBT, NET

Long-term debt consisted of the following:

	December 31, 2022	December 31, 2021
July 2022 Revolving Credit Agreement due July 29, 2027	$29,000	$—
Net term note to bank due September 7, 2025	—	29,155
Total long-term debt, net (including current portion)	29,000	29,155
Less: Current portion	—	(1,775)
Total long-term debt, net	$29,000	$27,380

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

On the May 2022 Facility Closing Date, we borrowed $29.0 million under the May 2022 Facility to repay the 2017 Term Loans, along with accrued interest, expenses and fees. The loan on the May 2022 Facility Closing Date bore interest at the BSBY rate plus 1.125%. In connection with the repayment of the 2017 Term Loans, the 2017 Term Credit Agreement was terminated on May 4, 2022.

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

The July 2022 Credit Agreement provides for a senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The July 2022 Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The July 2022 Credit Agreement also provides for a senior secured delayed draw term loan (the “July 2022 Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the July 2022 Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $5.7 million as of December 31, 2022 are included in “Other assets” on our consolidated balance sheets.

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

Under the July 2022 Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter. Additionally, the July 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of December 31, 2022, we were in

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

compliance with these covenants. Our obligations under the July 2022 Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

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

As of December 31, 2022 and 2021, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities. Aggregate future maturities of long-term debt for the next five years and thereafter (including current portion) as of December 31, 2022 are as follows:

Year Ending December 31,
2023	—
2024	—
2025	—
2026	—
2027	29,000
Thereafter	—
Total	$29,000

7.
DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the 2017 Term Loans. We do not hold derivative instruments for trading or speculative purposes. The interest rate swap agreement effectively converted a portion of the variable interest rate payments to fixed interest rate payments. We account for our derivatives under ASC Topic 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. See Note 9, “Fair Value of Financial Instruments”. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument were recognized in our consolidated statements of comprehensive income within Other income (expense), net.

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

(tabular dollars and shares in thousands, except per share amounts)

8.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients’ cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	December 31, 2022
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses(1)	Fair value
Cash and cash equivalents	$400,730	$—	$—	$400,730
Funds held for clients’ cash and cash equivalents	2,008,365	—	—	2,008,365
Available-for-sale securities (2):
Commercial paper	—	—	—	—
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,367	—	(4,757)	169,610
Total investments	$2,608,462	$—	$(4,757)	$2,603,705

	December 31, 2021
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$277,978	$—	$—	$277,978
Funds held for clients’ cash and cash equivalents	1,534,894	—	—	1,534,894
Available-for-sale securities (2):
Commercial paper	311,679	—	—	311,679
Certificates of deposit	—	—	—	—
Total investments	$2,124,551	$—	$—	$2,124,551

(1)
These securities have been in a gross unrealized loss position for a period of less than 12 months.
(2)
All available-for-sale securities were included within the funds held for clients.

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the years ended December 31, 2022 or 2021. There were no realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2022 or 2021.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the years ended December, 2022 or 2021. All of our commercial paper securities held an A-2 rating or better as of December 31, 2022 and the U.S. treasury securities held a rating of AAA as of December 31, 2022.

Expected maturities of available-for-sale securities at December 31, 2022 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$25,000	$25,000
One year to five years	$174,367	$169,610
Total available-for-sale securities	$199,367	$194,610

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

As discussed in Note 2, we invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity of less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets. Short-term investments in commercial paper and certificates of deposit with an original maturity of greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item. These available-for-sale securities are recognized in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 8 for additional information.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$—	$—	$—
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$169,610	$—	$169,610
Liabilities:
Interest rate swap	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	$—	$311,679	$—	$311,679
Certificates of deposit	$—	$—	$—	$—
Liabilities:
Interest rate swap	$—	$1,335	$—	$1,335

10.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $12.7 million, $11.6 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the years ended December 31, 2022, 2021 and 2020, eligible employees purchased 54,059, 40,699 and 51,407 shares, respectively, of the Company’s common stock under the ESPP. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

compensation expense related to the ESPP was $2.8 million, $2.7 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

11.
EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive shares of restricted stock whether or not they are vested.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$281,389	$195,960	$143,453
Denominator:
Basic weighted average shares outstanding	57,928	57,885	57,620
Dilutive effect of unvested restricted stock	247	306	665
Diluted weighted average shares outstanding	58,175	58,191	58,285
Earnings per share:
Basic	$4.86	$3.39	$2.49
Diluted	$4.84	$3.37	$2.46

12.
STOCK-BASED COMPENSATION

Restricted Stock Awards

We have historically issued shares of restricted stock under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the “LTIP”) that are subject to either time-based vesting conditions (“Time-Based Shares”) or market-based vesting conditions (“Market-Based Shares”). The maximum number of shares that may be delivered pursuant to awards under the LTIP is 13,350,881 shares. The market-based vesting conditions are based on the Company’s total enterprise value (“TEV”) or volume weighted average stock price over a specific period exceeding certain specified thresholds. Compensation expense related to the issuance of Time-Based Shares is measured based on the fair value of the award on the grant date and recognized over the requisite service period on a straight-line basis. Compensation expense related to the issuance of Market-Based Shares is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period based upon the probability that the vesting conditions will be met.

During the year ended December 31, 2022, we issued an aggregate of 451,737 restricted shares of common stock under the LTIP, consisting of 59,503 Market-Based Shares and 392,234 Time-Based Shares. Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $484 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $559 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement. The Time-Based Shares granted to non-executive employees will vest over periods ranging from three to five years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The 392,234 Time-Based Shares mentioned above include an aggregate of 5,210 Time-Based Shares issued to the non-employee members of our Board of Directors in May 2022, all of which will cliff-vest on May 9, 2023, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable restricted stock award agreement.

On April 14, 2022, the Company announced the departure of Jon Evans from the position of Chief Operating Officer of the Company, effective April 14, 2022. Justin Long, the Company’s Executive Vice President of Operations, assumed Mr. Evans’s responsibilities. In connection with Mr. Evans’s departure, 5,663 of the Time-Based Shares previously granted to Mr. Evans accelerated in vesting.

The following table presents a summary of the grant-date fair values of restricted stock granted during the years ended December 31, 2022, 2021 and 2020 and the related assumptions:

	Year Ended December 31,
	2022	2021	2020
Grant-date fair value of restricted stock	$259.65 - $348.19	$315.95 - $521.17	$99.56 - $377.68
Risk-free interest rate	1.75%	0.95%	0.52% - 1.44%
Estimated volatility	40.0%	33.0%	30.0% - 32.0%
Expected life (in years)	2.5	2.3	4.4

The following table summarizes restricted stock awards activity for the year ended December 31, 2022:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2021	369.6	$259.94	1,628.3	$111.87
Granted	392.2	$304.28	59.5	$269.00
Vested	(219.8)	$202.40	(0.1)	$347.62
Forfeited	(62.9)	$317.73	(10.7)	$279.87
Unvested shares of restricted stock outstanding at December 31, 2022	479.1	$315.04	1,677.0	$116.36

The following table presents the aggregate fair value of awards that vested during the indicated period.

	2022	2021	2020
Time-Based Restricted Stock Awards	$63,970	$97,242	$76,653
Market-Based Restricted Stock Awards	$—	$76,153	$90,122

Restricted Stock Units

In February 2022, the Compensation Committee of the Board of Directors authorized the granting of performance-based restricted stock units (“PSUs”) to certain executive officers pursuant to the LTIP (the “2022 PSU Awards”). Each PSU granted under the LTIP represents a notional share of the Company’s common stock. The 2022 PSU Awards represented an aggregate of 51,494 target units that may increase to an aggregate of 128,735 awarded units based upon the Company’s performance over two separate performance periods: (i) a two-year performance period commencing on January 1, 2022 and ending on December 31, 2023 (the “Two-Year Performance Period”); and (ii) a three-year performance period commencing on January 1, 2022 and ending on December 31, 2024 (the “Three Year Performance Period”). Up to 25% of the PSUs will be eligible to vest no later than February 29, 2024, for the Two-Year Performance Period, and up to 75% of the PSUs will be eligible to vest no later than March 1, 2025, for the Three-Year Performance Period, provided that the grantee remains employed by or providing services to the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the Restricted Stock Unit Award Agreement – Performance Based Vesting (the “PSU Award Agreement”). The number of PSUs that will vest and be converted into shares of common stock will depend on the Company’s relative total stockholder return (“Relative TSR”), expressed as a percentile ranking of the Company’s total stockholder return (“TSR”) as compared to the Company’s peer group set forth in the PSU Award Agreement.

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

In connection with the departure of Jon Evans described above, the PSUs granted to Mr. Evans in 2021 and 2022 will remain eligible for vesting based on the Company’s actual performance, but pro-rated for the number of days Mr. Evans was employed during the applicable two-year performance periods and three-year performance periods.

During the year ended December 31, 2022, we issued 500 time-based restricted stock units (“Time RSUs”) under the LTIP. The Time RSUs will vest over four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the LTIP and the applicable Time RSU award agreement.

The following table summarizes restricted stock unit activity for the year ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
Grant-date fair value of restricted stock	$252.16 - $377.01	$382.78 - $587.97	—
Risk-free interest rate	1.25% - 1.51%	0.11% - 0.34%	—
Estimated volatility	49.2%	50.3% - 51.2%	—
Expected life (in years)	2.7	2.6	—

	Time RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2021	—	$—	37.1	$556.50
Granted	0.5	$377.01	51.5	$296.07
Vested	—	$—	—	$—
Forfeited	—	$—	(10.8)	$376.69
Unvested restricted stock units outstanding at December 31, 2022 (1)	0.5	$377.01	77.8	$409.13

(1)
A maximum of 194,478 shares could be delivered upon settlement of PSUs based upon Paycom’s Relative TSR over the applicable performance periods.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards as of December 31, 2022:

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$217,409	$13,210
Weighted average period for recognition (years)	3.0	1.5

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

The following table presents our total non-cash stock-based compensation expense resulting from restricted stock awards and restricted stock unit awards in the aggregate, which is included in the following line items in the accompanying consolidated statements of comprehensive income:

	Year Ended December 31,
	2022	2021	2020
Operating expenses	$4,671	$4,570	$5,185
Sales and marketing	18,659	13,801	14,376
Research and development	11,063	7,527	9,107
General and administrative	60,505	71,608	61,440
Total non-cash stock-based compensation expense	$94,898	$97,506	$90,108

We capitalized stock-based compensation costs related to software developed for internal use of $9.0 million, $7.1 million and $6.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

13.
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

14.
INCOME TAXES

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Provision for current income taxes
Federal	$81,348	$17,557	$14,680
State	30,051	9,539	6,422
Total provision for current income taxes	111,399	27,096	21,102
Provision for deferred income taxes
Federal	(2,823)	26,579	15,204
State	(387)	6,327	6,177
Total provision for deferred income taxes	(3,210)	32,906	21,381
Total provision for income taxes	$108,189	$60,002	$42,483

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21%	21%	21%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	6%	8%	8%
Nondeductible expenses	4%	6%	6%
Research credit, Federal benefit	(2%)	(3%)	(3%)
Stock-based compensation	(1%)	(7%)	(9%)
Remeasurement of state deferred tax liabilities	(0%)	(2%)	0%
Effective income tax rate	28%	23%	23%

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share amounts)

Our effective income tax rate was 28% and 23% for the years ended December 31, 2022 and 2021, respectively. The higher effective income tax rate for the year ended December 31, 2022 primarily resulted from a decrease of excess tax benefits from shares that vested in 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred income tax assets (liabilities):
Mark-to-market investments - OCI	$1,260	$—
Stock-based compensation	4,425	1,541
Investment in Paycom Payroll Holdings, LLC	(146,907)	(147,659)
Net operating losses	189	614
Noncurrent deferred income tax liabilities, net	$(141,033)	$(145,504)

At December 31, 2022, we had net operating loss carryforwards for state income tax purposes of approximately $0.2 million, which are available to offset future state taxable income that begin expiring in 2032.

At December 31, 2022 and 2021, we had no material unrecognized tax benefits related to uncertain tax positions.

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements

15.
SUBSEQUENT EVENTS

On February 4, 2023, we issued an aggregate of 302,015 restricted shares of common stock to certain non-executive employees under the LTIP, consisting of 87,618 Market-Based Shares and 214,397 Time-Based Shares. Market-Based Shares for non-executive employees will vest 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $404 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $466 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date. Of the 214,397 Time-Based Shares granted to non-executive employees, 213,397 will vest 21% on a specified initial vesting date, 21% on the first anniversary of such initial vesting date, 25% on the second anniversary of such initial vesting date, and 33% on the third anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

Effective February 6, 2023, we issued, in the aggregate, 5,232 shares of common stock upon the vesting of PSUs awarded to certain executive officers in February 2021. The number of shares delivered upon vesting of the PSUs was determined based on the Company’s achievement of a Relative TSR performance goal, which compared the Company’s TSR to the TSR of a peer group of 34 publicly traded companies for the two-year performance period that commenced on January 1, 2021 and ended on December 31, 2022.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included on the following page.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 16, 2023 expressed an unqualified opinion on those financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 16, 2023

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

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows, Years Ended December 31, 2022, 2021 and 2020

Notes to the Consolidated Financial Statements

(1)
Financial Statement Schedules: Financial statement schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.
(2)
Exhibits:

The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

3.2

Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 3, 2022).

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

10.10.1

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

10.11

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

10.11.1

Incremental Agreement and First Amendment to the Credit Agreement, dated June 7, 2022, by and among Paycom Software, Inc, Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, the lenders party thereto, and Bank of America, N.A. as the administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022).

10.12

Credit Agreement, dated July 29, 2022, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, In. as guarantors, JPMorgan Chase Bank, N.A., as a lender, swingline lender, and issuing bank, the lenders party thereto, and JPMorgan Chase Bank, N.A. as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 29, 2022, filed with the SEC on August 2, 2022).

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

Date: February 16, 2023

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 16, 2023

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

/s/ Felicia Williams
Felicia Williams Director