Form 10-Q
period 2023-03-31
Paycom Software, Inc.
filed 2023-05-04
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, there were 60,292,594 shares of common stock, par value of $0.01 per share, outstanding, including 2,419,499 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$505,590	$400,730
Accounts receivable	17,802	22,843
Prepaid expenses	40,260	34,056
Inventory	887	1,607
Income tax receivable	—	5,583
Deferred contract costs	102,374	96,378
Current assets before funds held for clients	666,913	561,197
Funds held for clients	2,387,778	2,202,975
Total current assets	3,054,691	2,764,172
Property and equipment, net	421,017	402,448
Intangible assets, net	53,040	54,017
Goodwill	51,889	51,889
Long-term deferred contract costs	602,205	567,974
Other assets	58,780	62,013
Total assets	$4,241,622	$3,902,513
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,036	$16,054
Income tax payable	19,350	—
Accrued commissions and bonuses	17,594	28,439
Accrued payroll and vacation	36,188	45,023
Deferred revenue	20,505	19,825
Accrued expenses and other current liabilities	70,090	59,990
Current liabilities before client funds obligation	173,763	169,331
Client funds obligation	2,391,335	2,207,706
Total current liabilities	2,565,098	2,377,037
Deferred income tax liabilities, net	139,661	141,033
Long-term deferred revenue	100,297	97,591
Long-term debt	29,000	29,000
Other long-term liabilities	73,095	75,245
Total long-term liabilities	342,053	342,869
Total liabilities	2,907,151	2,719,906
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,525 and 62,518 shares issued at March 31, 2023 and December 31, 2022, respectively; 57,872 and 57,867 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	625	625
Additional paid-in capital	608,966	576,622
Retained earnings	1,316,264	1,196,968
Accumulated other comprehensive earnings (loss)	(2,853)	(3,703)
Treasury stock, at cost (4,653 and 4,651 shares at March 31, 2023 and December 31, 2022, respectively)	(588,531)	(587,905)
Total stockholders’ equity	1,334,471	1,182,607
Total liabilities and stockholders’ equity	$4,241,622	$3,902,513

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Recurring	$444,421	$348,164
Implementation and other	7,216	5,355
Total revenues	451,637	353,519
Cost of revenues
Operating expenses	53,085	38,492
Depreciation and amortization	12,147	9,992
Total cost of revenues	65,232	48,484
Administrative expenses
Sales and marketing	103,574	74,996
Research and development	42,669	31,605
General and administrative	65,605	60,504
Depreciation and amortization	14,125	11,663
Total administrative expenses	225,973	178,768
Total operating expenses	291,205	227,252
Operating income	160,432	126,267
Interest expense	(837)	(215)
Other income (expense), net	6,004	1,412
Income before income taxes	165,599	127,464
Provision for income taxes	46,303	35,534
Net income	$119,296	$91,930
Earnings per share, basic	$2.06	$1.58
Earnings per share, diluted	$2.06	$1.58
Weighted average shares outstanding:
Basic	57,867	58,014
Diluted	57,991	58,219
Comprehensive earnings (loss):
Net income	$119,296	$91,930
Unrealized net gains (losses) on available-for-sale securities	1,050	(1,522)
Tax effect	(200)	403
Other comprehensive income (loss), net of tax	850	(1,119)
Comprehensive earnings (loss)	$120,146	$90,811

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	$—	4,286	$(488,082)	$893,714
Vesting of restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,713	—	—	—	—	24,713
Repurchases of common stock	—	—	—	—	—	1	(218)	(218)
Net income	—	—	—	91,930	—	—	—	91,930
Other comprehensive earnings (loss), net of tax	—	—	—	—	(1,119)	—	—	(1,119)
Balances at March 31, 2022	62,302	$623	$490,307	$1,007,509	$(1,119)	4,287	$(488,300)	$1,009,020

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2022	62,518	$625	$576,622	$1,196,968	$(3,703)	4,651	$(587,905)	$1,182,607
Vesting of restricted stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,344	—	—	—	—	32,344
Repurchases of common stock	—	—	—	—	—	2	(626)	(626)
Net income	—	—	—	119,296	—	—	—	119,296
Other comprehensive earnings (loss), net of tax	—	—	—	—	850	—	—	850
Balances at March 31, 2023	62,525	$625	$608,966	$1,316,264	$(2,853)	4,653	$(588,531)	$1,334,471

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$119,296	$91,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,272	21,655
Accretion of discount on available-for-sale securities	(124)	(303)
Non-cash marketing expense	418	437
Gain on disposition of property and equipment	(13)	—
Amortization of debt issuance costs	308	9
Stock-based compensation expense	27,819	22,055
Cash paid for derivative settlement	—	(174)
Gain on derivative	—	(1,089)
Deferred income taxes, net	(1,650)	(10,332)
Other	78	—
Changes in operating assets and liabilities:
Accounts receivable	5,041	(8,455)
Prepaid expenses	(6,984)	(4,859)
Inventory	385	124
Other assets	2,923	(2,970)
Deferred contract costs	(38,519)	(36,261)
Accounts payable	(4,645)	5,406
Income taxes, net	24,933	39,593
Accrued commissions and bonuses	(10,845)	(10,309)
Accrued payroll and vacation	(8,835)	8,579
Deferred revenue	3,386	3,390
Accrued expenses and other current liabilities	6,859	(1,195)
Net cash provided by operating activities	146,103	117,231
Cash flows from investing activities
Purchases of investments from funds held for clients	(25,000)	(169,152)
Proceeds from investments from funds held for clients	25,000	136,000
Purchases of property and equipment	(40,618)	(34,474)
Net cash used in investing activities	(40,618)	(67,626)
Cash flows from financing activities
Withholding taxes paid related to net share settlements	(626)	(218)
Payments on long-term debt	—	(444)
Net change in client funds obligation	183,629	2,099,530
Net cash provided by financing activities	183,003	2,098,868
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	288,488	2,148,473
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,409,095	1,812,691
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,697,583	$3,961,164

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$505,590	$360,594
Restricted cash included in funds held for clients	2,191,993	3,600,570
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,697,583	$3,961,164

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$6,991	$5,394
Stock-based compensation for capitalized software	$3,597	$1,891
Right of use assets obtained in exchange for operating lease liabilities	$1,933	$4,146

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Prior to August 24, 2022, our floating-to-fixed interest rate swap was outstanding to offset the rate variability associated with our outstanding indebtedness. As discussed in Note 7, the interest rate swap was terminated on August 24, 2022. As a result, the adoption of ASU 2020-04 had no material impact on our unaudited interim consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) Scope” (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that are affected by the discounting transition. ASU 2021-01 amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. As discussed in Note 7, the interest rate swap was terminated on August 24, 2022. As a result, the adoption of ASU 2021-01 had no material impact on our unaudited interim consolidated financial statements.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of March 31, 2023 and December 31, 2022, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit. Additionally, as of March 31, 2023, the funds held for clients were invested in U.S. treasury securities with an original maturity of greater than one year. Short-term investments in commercial paper and certificates of deposit with an original maturity greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. U.S. treasury securities with an original maturity of greater than one year are also classified as available-for-sale securities and included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of March 31, 2023, there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the three months ended March 31, 2023, we repurchased an aggregate of 1,923 shares of our common stock at an average cost of $325.37 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

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

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management and HR management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and Microfence® tools and applications. Payroll includes Beti®, Payroll and Tax Management, Vault Card®, Paycom Pay®, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue® applications.

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

Interest income on funds held for clients is earned on funds that are collected from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. The interest earned on these funds is included in recurring revenues in the consolidated statements of comprehensive income, as the collection, holding, and remittance of these funds are essential components of providing these services.

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

Changes in deferred revenue related to material rights for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$117,416	$101,426
Recognition of revenue included in beginning of period balance	(5,086)	(4,221)
Contract balance, net of revenue recognized during the period	8,472	7,611
Balance, end of period	$120,802	$104,816

We expect to recognize $15.6 million of deferred revenue related to material right performance obligations in the remainder of 2023, $19.4 million of such deferred revenue in 2024, and $85.8 million of such deferred revenue thereafter.

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

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$325,457	$31,497	$(12,963)	$343,991
Costs to fulfill a contract	$338,895	$33,649	$(11,956)	$360,588

	As of and for the Three Months Ended March 31, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$272,919	$28,286	$(10,682)	$290,523
Costs to fulfill a contract	$265,657	$28,630	$(9,206)	$285,081

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31, 2023	December 31, 2022
Property and equipment
Software and capitalized software costs	$292,486	$270,645
Buildings	178,207	177,765
Computer equipment	140,660	133,715
Rental clocks	37,224	35,846
Furniture, fixtures and equipment	29,562	28,414
Other	17,494	17,321
	695,633	663,706
Less: accumulated depreciation and amortization	(355,512)	(331,340)
	340,121	332,366
Construction in progress	47,100	36,286
Land	33,796	33,796
Property and equipment, net	$421,017	$402,448

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three months ended March 31, 2023 and 2022, we capitalized $21.4 million and $15.4 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress. For the three months ended March 31, 2023 and 2022, we incurred interest costs of $1.4 million and $0.3 million, respectively, of which we capitalized $0.5 million and $0.1 million, respectively. Included in the construction in progress balance at March 31, 2023 and December 31, 2022 is $2.7 million and $2.0 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $25.3 million and $20.6 million, for the three months ended March 31, 2023 and 2022, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both March 31, 2023 and December 31, 2022, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2022, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of March 31, 2023 and December 31, 2022, there were no indicators of impairment.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	March 31, 2023
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	13.6	$60,199	$(7,159)	$53,040
Total		$60,199	$(7,159)	$53,040

	December 31, 2022
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	13.8	$60,199	$(6,182)	$54,017
Total		$60,199	$(6,182)	$54,017

Amortization of intangible assets for the three months ended March 31, 2023 and 2022 was $1.0 million. We estimate the aggregate amortization expense will be $2.9 million for the remainder of 2023 and $3.9 million for each of 2024, 2025, 2026, 2027 and 2028.

6.
LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
July 2022 Revolving Credit Agreement due July 29, 2027	$29,000	$29,000
Total long-term debt	$29,000	$29,000

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

The July 2022 Credit Agreement provides for a senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The July 2022 Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The July 2022 Credit Agreement also provides for a senior secured delayed draw term loan (the “July 2022 Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the July 2022 Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $5.4 million as of March 31, 2023 are included in "Other assets" on our consolidated balance sheets.

The borrowings under the July 2022 Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the July 2022 Revolving Credit Facility and a quarterly ticking fee on the daily amount of the undrawn portion of the July 2022 Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Under the July 2022 Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter. Additionally, the July 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of March 31, 2023, we were in compliance with these covenants. Our obligations under the July 2022 Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

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

As of March 31, 2023 and December 31, 2022, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

(tabular dollars and shares in thousands, except per share and per unit amounts)

8.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients’ cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	March 31, 2023
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$505,590	$—	$—	$505,590
Funds held for clients’ cash and cash equivalents	2,191,993	—	—	2,191,993
Available-for-sale securities (1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,492	—	(3,707)	170,785
Total investments	$2,897,075	$—	$(3,707)	$2,893,368

	December 31, 2022
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$400,730	$—	$—	$400,730
Funds held for clients’ cash and cash equivalents	2,008,365	—	—	2,008,365
Available-for-sale securities (1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,367	—	(4,757)	169,610
Total investments	$2,608,462	$—	$(4,757)	$2,603,705
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2023, are as follows:

	March 31, 2023
	Securities in unrealized loss position for less than twelve months		Securities in unrealized loss position for more than twelve months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(1,764)	$97,973	$(1,944)	$72,812	$(3,707)	$170,785
Total	$(1,764)	$97,973	$(1,944)	$72,812	$(3,707)	$170,785

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2022, are as follows:

	December 31, 2022
	Securities in unrealized loss position for less than twelve months		Securities in unrealized loss position for more than twelve months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(4,757)	$169,610	$—	$—	$(4,757)	$169,610
Total	$(4,757)	$169,610	$—	$—	$(4,757)	$169,610

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the three months ended March 31, 2023 or 2022. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended March 31, 2023 or 2022.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the three months ended March 31, 2023 or during the three months ended March 31, 2022. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. The U.S. treasury securities held a rating of AAA as of March 31, 2023.

Expected maturities of available-for-sale securities at March 31, 2023 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$114,744	$112,499
One year to five years	$84,748	$83,286
Total available-for-sale securities	$199,492	$195,785

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$170,785	$—	$170,785

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$169,610	$—	$169,610

10.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $4.0 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 26,587 and 19,133 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2023 and 2022, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.9 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$119,296	$91,930
Denominator:
Basic weighted average shares outstanding	57,867	58,014
Dilutive effect of unvested restricted stock	124	205
Diluted weighted average shares outstanding	57,991	58,219
Earnings per share:
Basic	$2.06	$1.58
Diluted	$2.06	$1.58

12.
STOCK-BASED COMPENSATION

Restricted Stock Awards

During the three months ended March 31, 2023, we issued an aggregate of 302,015 restricted shares of common stock to certain non-executive employees under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the “2014 LTIP”), consisting of 87,618 shares subject to market-based vesting conditions (“Market-Based Shares”) and 214,397 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $404 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $466 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2014 LTIP and the applicable restricted stock award agreement. Of the 214,397 Time-Based Shares granted to non-executive employees, 213,397 will vest 21% on a specified initial vesting date, 21% on the first anniversary of such initial vesting date, 25% on the second anniversary of such initial vesting date, and 33% on the third anniversary of such initial vesting date, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2014 LTIP and the applicable restricted stock award agreement.

The following table summarizes restricted stock awards activity for the three months ended March 31, 2023:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2022	479.1	$315.04	1,677.0	$116.36
Granted	214.4	$337.44	87.6	$316.12
Vested	(1.4)	$234.93	—	$—
Forfeited	(22.3)	$330.68	(5.6)	$296.37
Unvested shares of restricted stock outstanding at March 31, 2023	669.8	$321.86	1,759.0	$125.74

Restricted Stock Units

In February 2023, we issued, in the aggregate, 5,232 shares of common stock upon the vesting of performance-based restricted stock units ("PSUs") awarded to certain executive officers in February 2021. The number of shares delivered upon vesting of the PSUs was determined based on the Company’s achievement of a Relative Total Stockholder Return ("Relative TSR") performance goal, which compared the Company’s Total Stockholder Return ("TSR") to the TSR of a peer group for the two-year performance period that commenced on January 1, 2021 and ended on December 31, 2022.

For purposes of the PSU awards, TSR was determined by dividing (i) the sum of (A) the average VWAP of a share of the Company's common stock or the common stock of a peer company, as applicable, during the final 60 trading day period of the

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

applicable performance period, less (ii) the average VWAP of a share of the Company's common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020, plus (iii) the sum of all dividends which are paid by the Company (or the member of the peer group) to its stockholders, assuming such dividends are reinvested in the applicable company through the applicable performance period, by (ii) the average VWAP of a share of the Company's common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020. For purposes of the PSU awards granted in 2021, the Company’s peer group includes 34 publicly traded companies, which were reflective of the S&P 500 Software & Services index on the grant date.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2023:

	Time RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2022	0.5	$377.01	77.8	$409.13
Granted	—	$—	—	$—
Vested	—	$—	(5.2)	$526.66
Forfeited	—	$—	(3.5)	$526.66
Unvested restricted stock units outstanding at March 31, 2023 (1)	0.5	$377.01	69.1	$394.29

(1)
A maximum of 172,680 shares could be delivered upon settlement of PSUs based upon Paycom’s Relative TSR over the applicable performance periods.

For the three months ended March 31, 2023 and 2022, our total stock-based compensation expense was $27.8 million and $22.1 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock units awards as of March 31, 2023.

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$276,652	$10,841
Weighted average period for recognition (years)	2.8	1.3

We capitalized stock-based compensation costs related to software developed for internal use of $3.6 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.

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

14.
INCOME TAXES

The Company’s effective income tax rate was 28.0% for the three months ended March 31, 2023, which is consistent with the effective income tax rate of 27.9% for the three months ended March 31, 2022.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

15.
SUBSEQUENT EVENTS

On April 3, 2023, the Company announced the resignation of Justin Long from the position of Vice President of Operations of the Company, effective March 28, 2023. In connection with Mr. Long's resignation, the Company, Paycom Payroll, LLC and Mr. Long entered into a Severance and Release Agreement (the “Severance Agreement”), which became effective on April 8, 2023, pursuant to which 1,505 Time-Based Shares previously granted to Mr. Long accelerated in vesting.

On April 30, 2023 the Company issued an aggregate of 85,240 restricted shares of common stock to certain non-executive employees under the 2014 LTIP, consisting of Time-Based Shares that will vest in annual tranches over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2014 LTIP and the applicable restricted stock award agreement.

On May 1, 2023, the stockholders of the Company approved the Paycom Software, Inc. 2023 Long-Term Incentive Plan (the “2023 LTIP”), which provides for the granting of equity-based awards to the Company’s employees, contractors and outside directors. Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the 2023 LTIP is 3,600,000, subject to increase by any awards under the 2014 LTIP (i) that are outstanding on or after May 1, 2023, and that, on or after such date, are forfeited, expire or are canceled (but excluding the restricted stock award granted to Mr. Richison on November 23, 2020); and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after May 1, 2023.

On May 1, 2023, the Company issued an aggregate of 5,292 restricted shares of common stock to the non-employee members of the Board of Directors under the 2023 LTIP. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

On May 2, 2023, the Company issued an aggregate of 3,335 restricted shares of common stock to certain non-executive employees under the 2023 LTIP, consisting of Time-Based Shares that will vest in annual tranches over four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement. Also on May 2, 2023, the Company issued the following awards to executive officers under the 2023 LTIP: (i) an aggregate of 39,131 PSUs; (ii) an aggregate of 8,695 time-based restricted stock units (“RSUs”); and (iii) an aggregate of 142,000 Time-Based Shares. The number of shares deliverable upon vesting of such PSUs will be determined based on achievement of pre-established performance goals. The performance goals vary for each executive officer but are based on the Company’s revenue, adjusted EBITDA, the daily volume weighted average price of the Company’s common stock and annual revenue retention rate, in each case for the one-year performance period from January 1, 2023 to December 31, 2023. The PSUs will be eligible to vest following the performance period, but no later than February 29, 2024, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock unit award agreement. The RSUs will vest in three equal annual tranches over a period of approximately two and a half years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock unit award agreement. The Time-Based Shares will vest in four annual tranches over a period of approximately three and a half years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

On May 2, 2023, the Company announced that the Board of Directors approved a dividend policy. The Company intends to pay dividends at an annual rate of $1.50, payable quarterly in the amount of $0.375 per share, with the inaugural quarterly dividend anticipated to be paid in mid-June, subject to approval of the Board of Directors. The declaration, timing and amount of any future dividends will be subject to the discretion and approval of the Board of Directors and will depend on the Company’s results of operations, cash flows, financial position and capital requirements, as well as general business conditions, legal, tax and regulatory restrictions and other factors the Board of Directors deems relevant at the time it determines to declare such dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2023, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2022, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our corporate headquarters and other facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2023. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives ("CRRs") who sell new applications to existing clients.

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

For the three months ended March 31, 2023 and 2022, our total gross margins were approximately 86%. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth certain consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2023		2022		% Change
Revenues
Recurring	$444,421	98.4%	$348,164	98.5%	27.6%
Implementation and other	7,216	1.6%	5,355	1.5%	34.8%
Total revenues	451,637	100.0%	353,519	100.0%	27.8%
Cost of revenues
Operating expenses	53,085	11.8%	38,492	10.9%	37.9%
Depreciation and amortization	12,147	2.6%	9,992	2.8%	21.6%
Total cost of revenues	65,232	14.4%	48,484	13.7%	34.5%
Administrative expenses
Sales and marketing	103,574	22.9%	74,996	21.2%	38.1%
Research and development	42,669	9.4%	31,605	8.9%	35.0%
General and administrative	65,605	14.5%	60,504	17.1%	8.4%
Depreciation and amortization	14,125	3.2%	11,663	3.3%	21.1%
Total administrative expenses	225,973	50.0%	178,768	50.5%	26.4%
Total operating expenses	291,205	64.4%	227,252	64.2%	28.1%
Operating income	160,432	35.6%	126,267	35.8%	27.1%
Interest expense	(837)	-0.2%	(215)	-0.1%	289.3%
Other income (expense), net	6,004	1.3%	1,412	0.4%	325.2%
Income before income taxes	165,599	36.7%	127,464	36.1%	29.9%
Provision for income taxes	46,303	10.3%	35,534	10.1%	30.3%
Net income	$119,296	26.4%	$91,930	26.0%	29.8%

Revenues

The increase in total revenues for the three months ended March 31, 2023 compared to the same period in 2022 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, the performance of our tax forms filing business contributed to the increase in total revenues for the three months ended March 31, 2023 as compared to the same period in 2022. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three months ended March 31, 2023 described above were impacted by the headcount fluctuations within our client base. Additionally, rising interest rates and a higher average funds held for clients balance during the three months ended March 31, 2023 as compared to the same period in 2022, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue.

The increase in implementation and other revenues for the three months ended March 31, 2023 from the same period in 2022 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended March 31, 2023, operating expenses increased from the comparable prior year period by $14.6 million primarily due to a $12.5 million increase in employee-related expenses primarily attributable to growth in the number of operating personnel and a $1.6 million increase in shipping and supplies fees. Depreciation and amortization expense increased $2.2 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2023, sales and marketing expenses increased from the comparable prior year period by $28.6 million due to a $21.4 million increase in employee-related expenses, including commissions and bonuses, and a $7.2 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program.

Research and Development

During the three months ended March 31, 2023, research and development expenses increased from the comparable prior year period due to an increase in employee-related expenses of $11.1 million.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	% Change
Capitalized portion of research and development	$21,353	$15,400	39%
Expensed portion of research and development	42,669	31,605	35%
Total research and development costs	$64,022	$47,005	36%

General and Administrative

During the three months ended March 31, 2023, general and administrative expenses increased $5.1 million from the comparable prior year period due to a $3.9 million increase in employee-related expenses and a $1.2 million increase in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2023	2022	% Change
Non-cash stock-based compensation expense
Operating expenses	$2,385	$982	143%
Sales and marketing	5,476	2,877	90%
Research and development	5,258	2,219	137%
General and administrative	14,700	15,977	-8%
Total non-cash stock-based compensation expense	$27,819	$22,055	26%

Depreciation and Amortization

During the three months ended March 31, 2023, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The increase in interest expense for the three months ended March 31, 2023, as compared to the comparable prior year period, is due to the timing of our entrance into the July 2022 Credit Agreement on July 29, 2022.

Other Income (Expense), net

The $4.6 million increase in other income (expense), net for the three months ended March 31, 2023 was primarily due to $5.2 million of income earned on our corporate funds during the period, compared to $0.1 million in the comparable prior year period.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 28.0% for the three months ended March 31, 2023, which is consistent with the effective income tax rate of 27.9% for the three months ended March 31, 2022.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit. Additionally, we maintain a $650.0 million senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”), and a $750.0 million senior secured delayed draw term loan facility (the “July 2022 Term Loan Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of March 31, 2023, we have $29.0 million of outstanding borrowings under the July 2022 Revolving Credit Facility and no outstanding borrowings under the July 2022 Term Loan Facility.

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for construction projects at our corporate headquarters and other facilities from available cash, we have incurred indebtedness for a portion of these costs. We are funding the current building expansion at our Oklahoma City headquarters from available cash. Further, all purchases under our stock repurchase plans were paid for from available cash. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

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

The borrowings under the July 2022 Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the July 2022 Revolving Credit Facility and a quarterly ticking fee on the daily amount of the undrawn portion of the July 2022 Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

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

On the July 2022 Facility Closing Date, we borrowed $29.0 million under the July 2022 Revolving Credit Facility to repay the outstanding indebtedness under our prior credit facility, along with accrued interest, expenses and fees. The loan bears interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of March 31, 2023, there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the three months ended March 31, 2023, we repurchased an aggregate of 1,923 shares of our common stock at an average cost of $325.37 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $0.6 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividend Policy. On May 2, 2023, we announced that our Board of Directors has adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock, beginning in the second quarter of 2023, at an initial rate of $0.375 per share per quarter. The aggregate amount of cash payable pursuant to this policy is expected to be approximately $91 million annually.

The declaration, timing and amount of each quarterly cash dividend will be subject to the approval of the Board of Directors, including a determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	% Change
Net cash provided by (used in):
Operating activities	$146,103	$117,231	25%
Investing activities	(40,618)	(67,626)	-40%
Financing activities	183,003	2,098,868	-91%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$288,488	$2,148,473	-87%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2023 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the three months ended March 31, 2022, our operating cash flows for the three months ended March 31, 2023 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2023 decreased from the comparable prior year period due to a $144.2 million decrease in purchases of investments from funds held for clients, which were partially offset by a $111.0 decrease in proceeds from investments from funds held for clients and a $6.1 million increase in purchases of property and equipment,.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 decreased from the comparable prior year period primarily due to the impact of a $1,915.9 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf and $0.4 million increase in withholding taxes paid related to net share settlements. The decrease in cash flows provided by financing activities was partially offset by a $0.4 decrease in payments of long-term debt.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on February 16, 2023. For additional information regarding our naming rights agreement, leases, long-term debt and our commitments and contingencies, see “Note 4. Goodwill and Intangible Assets, Net”, “Note 5. Leases”, “Note 6. Long-Term Debt, Net” and “Note 13. Commitments and Contingencies” in the Form 10-K and “Note 5. Goodwill and Intangible Assets, Net”, “Note 6. Long-Term Debt”, and “Note 13. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2023	2022
Net income to adjusted EBITDA:
Net income	$119,296	$91,930
Interest expense	837	215
Provision for income taxes	46,303	35,534
Depreciation and amortization	26,272	21,655
EBITDA	192,708	149,334
Non-cash stock-based compensation expense	27,819	22,055
Change in fair value of interest rate swap	—	(1,263)
Adjusted EBITDA	$220,527	$170,126

	Three Months Ended March 31,
	2023	2022
Net income to non-GAAP net income:
Net income	$119,296	$91,930
Non-cash stock-based compensation expense	27,819	22,055
Change in fair value of interest rate swap	—	(1,263)
Income tax effect on non-GAAP adjustments	(4,464)	(2,074)
Non-GAAP net income	$142,651	$110,648

Weighted average shares outstanding:
Basic	57,867	58,014
Diluted	57,991	58,219

Earnings per share, basic	$2.06	$1.58
Earnings per share, diluted	$2.06	$1.58
Non-GAAP net income per share, basic	$2.47	$1.91
Non-GAAP net income per share, diluted	$2.46	$1.90

	Three Months Ended March 31,
	2023	2022
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$2.06	$1.58
Non-cash stock-based compensation expense	0.48	0.38
Change in fair value of interest rate swap	—	(0.02)
Income tax effect on non-GAAP adjustments	(0.07)	(0.03)
Non-GAAP net income per share, basic	$2.47	$1.91

	Three Months Ended March 31,
	2023	2022
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$2.06	$1.58
Non-cash stock-based compensation expense	0.48	0.38
Change in fair value of interest rate swap	—	(0.02)
Income tax effect on non-GAAP adjustments	(0.08)	(0.04)
Non-GAAP net income per share, diluted	$2.46	$1.90

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $505.6 million as of March 31, 2023. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2023, we had $29.0 million of indebtedness outstanding under the July 2022 Revolving Credit Facility. Our borrowings under the July 2022 Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%, and as a result, we may be exposed to increased interest rate risk. As of March 31, 2023, an increase or decrease in interest rates of 100 basis points would not have had a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 16, 2023.

We may not continue to pay dividends or to pay dividends at the same rate as announced in May 2023.

Our payment of dividends, as well as the rate at which we pay dividends, are solely at the discretion of our Board of Directors. Further, dividend payments, if any, are subject to our financial results and the availability of statutory surplus. These factors could result in a change to our recently adopted dividend policy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended March 31, 2023 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2023(2)	414	$311.87	414	$1,099,503,000
February 1 - 28, 2023(2)	1,509	$329.08	1,509	$1,099,006,000
March 1 - 31, 2023(2)	—	$—	—	$1,099,006,000
Total	1,923		1,923

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

Item 5. Other Information

2023 Executive LTIP Awards

On May 2, 2023, the Compensation Committee of the Board of Directors granted awards of performance-based restricted stock units (“PSUs”), time-based restricted stock units (“RSUs”) and shares of restricted stock to our executive officers, in the amounts set forth in the table below:

Name	PSUs	RSUs	Restricted Stock
Craig E. Boelte	14,907	3,313	40,000
Holly Faurot	9,317	2,070	40,000
Bradley S. Smith	9,317	2,070	40,000
Christopher G. Thomas	5,590	1,242	22,000

PSU Awards

Each award of PSUs (each, a “2023 PSU Award” and, collectively, the “2023 PSU Awards”) was granted pursuant to the terms of the Paycom Software, Inc. 2023 Long-Term Incentive Plan (the “2023 LTIP”) and a Restricted Stock Unit Award Agreement - Performance-Based Vesting (each, a “PSU Award Agreement”). Each PSU represents a notional share of the Company’s common stock, par value $0.01 per share (“Common Stock”). The 2023 PSU Awards will vest based on the Company’s performance over a one-year performance period commencing on January 1, 2023 and ending on December 31, 2023 (the “Performance Period”). The number of PSUs that will vest and be converted into shares of Common Stock will be based on the achievement of performance goals summarized in the table below:

Name	Performance Goal(s)	Weight	Performance Level/Payout %(1)
Craig E. Boelte	Revenue	50%	Below target = 0% At or above target = 100%

	Adjusted EBITDA	30%	Below target = 0% At or above target = 100%

	VWAP Value(2)	20%

Below threshold = 0%

Equal to or greater than threshold but less than intermediate target = 50%

Equal to or greater than intermediate target but less than target = 75%

Equal to or greater than target = 100%

Holly Faurot	Revenue	100%

Below threshold = 0%

Equal to or greater than threshold but less than intermediate target = 50%

Equal to or greater than intermediate target but less than target = 75%

Equal to or greater than target = 100%

Bradley S. Smith	Annual Revenue Retention Rate	100%	Below target = 0% At or above target = 100%

Christopher G. Thomas	Annual Revenue Retention Rate	100%	Below target = 0% At or above target = 100%

(1)
There will be no interpolation for achievement between performance levels.
(2)
For purposes of Mr. Boelte’s 2023 PSU Award, “VWAP Value” means, as of the last day of the Performance Period, the arithmetic average of the daily volume weighted average price of the Common Stock on each of the twenty (20) consecutive trading days immediately preceding such date.

The 2023 PSU Awards will be eligible to vest following the end of the Performance Period, but no later than February 29, 2024, provided that the executive officer is employed by, or providing services to, the Company or a subsidiary on the vesting date. Furthermore, the 2023 PSU Awards will (i) become fully vested upon the executive officer’s death or Total and Permanent Disability (as defined in the 2023 LTIP), (ii) remain eligible for vesting following Retirement (as defined in the 2023 LTIP) based on actual performance, and pro-rated for the number of days employed during the Performance Period, (iii) remain eligible for vesting following a termination of employment by the Company without Cause (as defined in the applicable PSU Award Agreement) or by the executive officer for Good Reason (as defined in the applicable PSU Award Agreement) based on actual performance, and pro-rated for the number of days employed during the Performance Period, and (iv) become fully vested upon a termination of employment by the Company without Cause or by the executive officer for Good Reason in connection with or following a Change in Control (as defined in the 2023 LTIP) of the Company, in each case as provided in the respective PSU Award Agreement.

The foregoing description of the 2023 PSU Awards does not purport to be complete and is qualified in its entirety by reference to the full text of the PSU Award Agreements for Mr. Boelte, Mrs. Faurot and Messrs. Smith and Thomas, copies of which are filed as Exhibits 10.2, 10.3 and 10.4, respectively, to this Form 10-Q and are incorporated herein by reference.

Time-Based RSU Awards

Each award of RSUs (each, a “2023 RSU Award” and, collectively, the “2023 RSU Awards”) was granted pursuant to the terms of the 2023 LTIP and a Restricted Stock Unit Award Agreement - Time-Based Vesting (Executive) (each, an “RSU Award Agreement”). Each RSU represents a notional share of Common Stock.

The 2023 RSU Awards will vest in three substantially equal tranches on February 5, 2024, February 5, 2025, and February 5, 2026, provided that the executive officer is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. In addition, the 2023 RSU Awards will become fully vested upon the executive officer’s death or Total and Permanent Disability.

The foregoing description of the 2023 RSU Awards does not purport to be complete and is qualified in its entirety by reference to the full text of the RSU Award Agreement, a copy of which is filed as Exhibit 10.5 to this Form 10-Q and is incorporated herein by reference.

Restricted Stock Awards

Each award of shares of restricted stock (each, a “2023 RSA” and, collectively, the “2023 RSAs”) was granted pursuant to the terms of the 2023 LTIP and a Restricted Stock Award Agreement - Time-Based Vesting (Executive) (each, a “Restricted Stock Award Agreement”). The shares underlying the 2023 RSAs will vest in four tranches as set forth in the table below, provided that the executive officer is employed by, or providing services to, the Company or a subsidiary on the applicable vesting date. In addition, the 2023 RSAs will become fully vested upon the executive officer’s death or Total and Permanent Disability.

	Number of shares scheduled to vest on:
Name	February 5, 2024	February 5, 2025	February 5, 2026	February 5, 2027	Total
Craig E. Boelte	7,000	7,000	7,000	19,000	40,000
Holly Faurot	7,000	7,000	7,000	19,000	40,000
Bradley S. Smith	7,000	7,000	7,000	19,000	40,000
Christopher G. Thomas	4,000	4,000	4,000	10,000	22,000

The foregoing description of the 2023 RSAs does not purport to be complete and is qualified in its entirety by reference to the full text of the Restricted Stock Award Agreement, a copy of which is filed as Exhibit 10.6 to this Form 10-Q and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2023, filed with the SEC on April 24, 2023).

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.1+

Severance and Release Agreement, dated March 31, 2023, by and among Paycom Software, Inc., Paycom Payroll, LLC and Justin Long (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2023, filed with the SEC on April 3, 2023).

10.2*+	Form of Restricted Stock Unit Award Agreement - Performance-Based Vesting (Boelte).

10.3*+	Form of Restricted Stock Unit Award Agreement - Performance-Based Vesting (Faurot).

10.4*+	Form of Restricted Stock Unit Award Agreement - Performance-Based Vesting (Smith/Thomas).

10.5*+	Form of Restricted Stock Unit Award Agreement - Time-Based Vesting (Executive).

10.6*+	Form of Restricted Stock Award Agreement - Time-Based Vesting (Executive).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PAYCOM SOFTWARE, INC.

Date: May 4, 2023	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)