Form 10-Q
period 2023-06-30
Paycom Software, Inc.
filed 2023-08-03
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 25, 2023, there were 60,467,053 shares of common stock, par value of $0.01 per share, outstanding, including 2,517,963 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$536,545	$400,730
Accounts receivable	16,193	22,843
Prepaid expenses	43,093	34,056
Inventory	874	1,607
Income tax receivable	1,938	5,583
Deferred contract costs	107,059	96,378
Current assets before funds held for clients	705,702	561,197
Funds held for clients	2,002,492	2,202,975
Total current assets	2,708,194	2,764,172
Property and equipment, net	444,992	402,448
Intangible assets, net	52,064	54,017
Goodwill	51,889	51,889
Long-term deferred contract costs	623,751	567,974
Other assets	70,451	62,013
Total assets	$3,951,341	$3,902,513
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,485	$16,054
Accrued commissions and bonuses	21,879	28,439
Accrued payroll and vacation	49,977	45,023
Deferred revenue	21,343	19,825
Accrued expenses and other current liabilities	78,889	59,990
Current liabilities before client funds obligation	180,573	169,331
Client funds obligation	2,006,154	2,207,706
Total current liabilities	2,186,727	2,377,037
Deferred income tax liabilities, net	142,956	141,033
Long-term deferred revenue	102,890	97,591
Long-term debt	29,000	29,000
Other long-term liabilities	83,083	75,245
Total long-term liabilities	357,929	342,869
Total liabilities	2,544,656	2,719,906
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,640 and 62,518 shares issued at June 30, 2023 and December 31, 2022, respectively; 57,949 and 57,867 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	626	625
Additional paid-in capital	649,965	576,622
Retained earnings	1,358,059	1,196,968
Accumulated other comprehensive earnings (loss)	(2,993)	(3,703)
Treasury stock, at cost (4,691 and 4,651 shares at June 30, 2023 and December 31, 2022, respectively)	(598,972)	(587,905)
Total stockholders’ equity	1,406,685	1,182,607
Total liabilities and stockholders’ equity	$3,951,341	$3,902,513

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Recurring	$394,522	$311,534	$838,943	$659,698
Implementation and other	6,617	5,390	13,833	10,745
Total revenues	401,139	316,924	852,776	670,443
Cost of revenues
Operating expenses	54,617	39,604	107,702	78,096
Depreciation and amortization	12,811	10,478	24,958	20,470
Total cost of revenues	67,428	50,082	132,660	98,566
Administrative expenses
Sales and marketing	106,435	87,724	210,009	162,720
Research and development	49,118	36,803	91,787	68,408
General and administrative	75,965	57,912	141,570	118,416
Depreciation and amortization	14,927	12,090	29,052	23,753
Total administrative expenses	246,445	194,529	472,418	373,297
Total operating expenses	313,873	244,611	605,078	471,863
Operating income	87,266	72,313	247,698	198,580
Interest expense	(602)	(354)	(1,439)	(569)
Other income (expense), net	6,183	878	12,187	2,290
Income before income taxes	92,847	72,837	258,446	200,301
Provision for income taxes	28,331	15,482	74,634	51,016
Net income	$64,516	$57,355	$183,812	$149,285
Earnings per share, basic	$1.11	$0.99	$3.17	$2.57
Earnings per share, diluted	$1.11	$0.99	$3.17	$2.57
Weighted average shares outstanding:
Basic	57,920	57,969	57,895	57,992
Diluted	58,033	58,067	58,050	58,186
Comprehensive earnings (loss):
Net income	$64,516	$57,355	$183,812	$149,285
Unrealized net gains (losses) on available-for-sale securities	(235)	(654)	815	(2,176)
Tax effect	95	173	(105)	576
Other comprehensive income (loss), net of tax	(140)	(481)	710	(1,600)
Comprehensive earnings (loss)	$64,376	$56,874	$184,522	$147,685

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	$—	4,286	$(488,082)	$893,714
Vesting of restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,713	—	—	—	—	24,713
Repurchases of common stock	—	—	—	—	—	1	(218)	(218)
Net income	—	—	—	91,930	—	—	—	91,930
Other comprehensive earnings (loss), net of tax	—	—	—	—	(1,119)	—	—	(1,119)
Balances at March 31, 2022	62,302	$623	$490,307	$1,007,509	$(1,119)	4,287	$(488,300)	$1,009,020
Vesting of restricted stock	212	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	27,472	—	—	—	—	27,472
Repurchases of common stock	—	—	—	—	—	363	(99,227)	(99,227)
Net income	—	—	—	57,355	—	—	—	57,355
Other comprehensive earnings (loss), net of tax	—	—	—	—	(481)	—	—	(481)
Balances at June 30, 2022	62,514	$625	$517,777	$1,064,864	$(1,600)	4,650	$(587,527)	$994,139

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2022	62,518	$625	$576,622	$1,196,968	$(3,703)	4,651	$(587,905)	$1,182,607
Vesting of restricted stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,344	—	—	—	—	32,344
Repurchases of common stock	—	—	—	—	—	2	(626)	(626)
Net income	—	—	—	119,296	—	—	—	119,296
Other comprehensive earnings (loss), net of tax	—	—	—	—	850	—	—	850
Balances at March 31, 2023	62,525	$625	$608,966	$1,316,264	$(2,853)	4,653	$(588,531)	$1,334,471
Vesting of restricted stock	115	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	41,000	—	—	—	—	41,000
Repurchases of common stock	—	—	—	—	—	38	(10,441)	(10,441)
Dividends declared ($0.375 per share)	—	—	—	(22,721)	—	—	—	(22,721)
Net income	—	—	—	64,516	—	—	—	64,516
Other comprehensive earnings (loss), net of tax	—	—	—	—	(140)	—	—	(140)
Balances at June 30, 2023	62,640	$626	$649,965	$1,358,059	$(2,993)	4,691	$(598,972)	$1,406,685

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$183,812	$149,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,010	44,223
Accretion of discount on available-for-sale securities	(253)	(637)
Non-cash marketing expense	839	876
Gain on disposition of property and equipment	(21)	—
Amortization of debt issuance costs	620	167
Stock-based compensation expense	63,185	46,323
Cash paid for derivative settlement	—	(300)
Gain on derivative	—	(1,368)
Deferred income taxes, net	1,706	(9,646)
Other	111	—
Changes in operating assets and liabilities:
Accounts receivable	6,650	(10,588)
Prepaid expenses	(10,597)	(14,050)
Inventory	336	(1,166)
Other assets	(9,057)	(5,308)
Deferred contract costs	(62,489)	(57,746)
Accounts payable	(10,277)	7,655
Income taxes, net	3,645	16,193
Accrued commissions and bonuses	(6,560)	(7,559)
Accrued payroll and vacation	4,954	7,543
Deferred revenue	6,817	7,454
Accrued expenses and other current liabilities	24,560	(2,393)
Net cash provided by operating activities	251,991	168,958
Cash flows from investing activities
Purchases of investments from funds held for clients	(25,000)	(233,789)
Proceeds from investments from funds held for clients	25,000	279,000
Purchases of property and equipment	(83,422)	(67,721)
Proceeds from sale of property and equipment	44	—
Net cash used in investing activities	(83,378)	(22,510)
Cash flows from financing activities
Proceeds from the issuance of debt	—	29,000
Repurchases of common stock	—	(94,652)
Withholding taxes paid related to net share settlements	(11,067)	(4,793)
Payments on long-term debt	—	(29,287)
Dividends paid	(21,731)	—
Net change in client funds obligation	(201,552)	1,579,000
Payment of debt issuance costs	—	(1,297)
Net cash (used in) provided by financing activities	(234,350)	1,477,971
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(65,737)	1,624,419
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,409,095	1,812,691
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,343,358	$3,437,110

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$536,545	$279,039
Restricted cash included in funds held for clients	1,806,813	3,158,071
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,343,358	$3,437,110

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$11,968	$3,831
Stock-based compensation for capitalized software	$7,752	$4,180
Right of use assets obtained in exchange for operating lease liabilities	$16,341	$7,940

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of June 30, 2023 and December 31, 2022, the funds held for clients were invested in money market funds, demand deposit accounts, commercial paper and certificates of deposit. Short-term investments in commercial paper and certificates of deposit with an original maturity greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item in the consolidated balance sheets. U.S. treasury securities with an original maturity of greater than one year are also classified as available-for-sale securities and included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of June 30, 2023, there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the six months ended June 30, 2023, we repurchased an aggregate of 39,577 shares of our common stock at an average cost of $279.64 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock.

3.
REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management, HR management, and Global HCM applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and Microfence® tools and applications. Payroll includes Beti®, Payroll and Tax Management, Vault, Everyday™, Paycom Pay®, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Client Action

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Center, Enhanced ACA and Clue® applications. With Global HCM, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 180 countries.

The performance obligations related to recurring revenues are satisfied during each client’s payroll period, with the agreed-upon fee being charged and collected as part of our processing of the client’s payroll. Recurring revenues are recognized at the conclusion of processing of each client’s payroll period, when each respective payroll client is billed. Collectability is reasonably assured as the fees are generally collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

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

Changes in deferred revenue related to material rights for the three and six months ending June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$120,802	$104,816	$117,416	$101,426
Recognition of revenue included in beginning of period balance	(5,507)	(4,621)	(10,593)	(8,842)
Contract balance, net of revenue recognized during the period	8,938	8,685	17,410	16,296
Balance, end of period	$124,233	$108,880	$124,233	$108,880

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We expect to recognize $11.1 million of deferred revenue related to material right performance obligations in the remainder of 2023, $20.3 million of such deferred revenue in 2024, and $92.8 million of such deferred revenue thereafter.

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

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended June 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$343,991	$19,937	$(13,442)	$350,486
Costs to fulfill a contract	$360,588	$32,514	$(12,778)	$380,324

	As of and for the Three Months Ended June 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$290,523	$16,595	$(11,132)	$295,986
Costs to fulfill a contract	$285,081	$26,819	$(9,881)	$302,019

	As of and for the Six Months Ended June 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$325,457	$51,434	$(26,405)	$350,486
Costs to fulfill a contract	$338,895	$66,162	$(24,733)	$380,324

	As of and for the Six Months Ended June 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$272,919	$44,881	$(21,814)	$295,986
Costs to fulfill a contract	$265,657	$55,449	$(19,087)	$302,019

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30, 2023	December 31, 2022
Property and equipment
Software and capitalized software costs	$315,858	$270,645
Buildings	178,820	177,765
Computer equipment	147,355	133,715
Rental clocks	38,960	35,846
Furniture, fixtures and equipment	30,632	28,414
Other	17,850	17,321
	729,475	663,706
Less: accumulated depreciation and amortization	(381,798)	(331,340)
	347,677	332,366
Construction in progress	63,519	36,286
Land	33,796	33,796
Property and equipment, net	$444,992	$402,448

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three and six months ended June 30, 2023, we capitalized $22.9 million and $44.2 million, respectively, of computer software development costs related to software developed for internal use. For the three and six months ended June 30, 2022, we capitalized $16.4 million and $31.8 million, respectively, of computer software development costs related to software developed for internal use.

Rental clocks included in property and equipment, net represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

We capitalize interest incurred for indebtedness related to construction in progress. For the three and six months ended June 30, 2023, we incurred interest costs of $1.5 million and $2.9 million, respectively, of which we capitalized $0.9 million and $1.4 million, respectively. For the three and six months ended June 30, 2022, we incurred interest costs of $0.6 million and $0.9 million, respectively, of which we capitalized $0.2 million and $0.3 million, respectively. Included in the construction in progress balance at June 30, 2023 and December 31, 2022 is $3.3 million and $2.0 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $26.8 million and $52.1 million, for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense for property and equipment was $21.6 million and $42.2 million for the three and six months ended June 30, 2022, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both June 30, 2023 and December 31, 2022, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2023, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of June 30, 2023 and December 31, 2022, there were no indicators of impairment.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	June 30, 2023
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	13.3	$60,199	$(8,135)	$52,064
Total		$60,199	$(8,135)	$52,064

	December 31, 2022
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	13.8	$60,199	$(6,182)	$54,017
Total		$60,199	$(6,182)	$54,017

Amortization of intangible assets for the three and six months ended June 30, 2023 and 2022 was $1.0 million and $2.0 million, respectively. We estimate the aggregate amortization expense will be $2.0 million for the remainder of 2023 and $3.9 million for each of 2024, 2025, 2026, 2027 and 2028.

6.
LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
July 2022 Revolving Credit Facility due July 29, 2027	$29,000	$29,000
Total long-term debt	$29,000	$29,000

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

The July 2022 Credit Agreement initially provided for a senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The July 2022 Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The July 2022 Credit Agreement also initially provided for a senior secured delayed draw term loan (the “July 2022 Term Loan Facility”) in the aggregate amount of up to $750.0 million. As discussed in Note 15, on July 28, 2023, the aggregate revolving commitments under the July 2022 Revolving Credit Facility were increased to $1.0 billion, the July 2022 Term Loan Facility was terminated and the July 2022 Credit Agreement was amended in contemplation of the formation and future operating activities of Paycom Client Trust (the “Client Trust”) and Paycom National Trust Bank, NA (the “Trust Bank”). The Company intends to form the Client Trust to hold client payroll and related funds and the Trust Bank to serve as trustee of the Client Trust. All loans under the July 2022 Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $5.1 million as of June 30, 2023 are included in "Other assets" on our consolidated balance sheets.

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

We did not make any draws under the July 2022 Term Loan Facility prior to its termination on July 28, 2023.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Under the July 2022 Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter. Additionally, the July 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of June 30, 2023, we were in compliance with these covenants. Our obligations under the July 2022 Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

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

As of June 30, 2023 and December 31, 2022, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

(tabular dollars and shares in thousands, except per share and per unit amounts)

8.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients’ cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	June 30, 2023
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$536,545	$—	$—	$536,545
Funds held for clients’ cash and cash equivalents	1,806,813	—	—	1,806,813
Available-for-sale securities (1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,621	—	(3,942)	170,679
Total investments	$2,542,979	$—	$(3,942)	$2,539,037

	December 31, 2022
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$400,730	$—	$—	$400,730
Funds held for clients’ cash and cash equivalents	2,008,365	—	—	2,008,365
Available-for-sale securities (1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,367	—	(4,757)	169,610
Total investments	$2,608,462	$—	$(4,757)	$2,603,705

(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2023, are as follows:

	June 30, 2023
	Securities in unrealized loss position for less than twelve months		Securities in unrealized loss position for more than twelve months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(1,361)	$58,482	$(2,581)	$112,197	$(3,942)	$170,679
Total	$(1,361)	$58,482	$(2,581)	$112,197	$(3,942)	$170,679

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the six months ended June 30, 2023 or 2022. There were no realized gains or losses on the sale of available-for-sale securities for the six months ended June 30, 2023 or 2022.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the six months ended June 30, 2023 or during the six months ended June 30, 2022. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. The U.S. treasury securities held a rating of AAA as of June 30, 2023.

Expected maturities of available-for-sale securities at June 30, 2023 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$164,663	$161,545
One year to five years	$34,958	$34,134
Total available-for-sale securities	$199,621	$195,679

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

As discussed in Note 2, we typically invest the funds held for clients in money market funds, demand deposit accounts, commercial paper with a maturity of less than three months and certificates of deposit, and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets. Short-term investments in commercial paper and certificates of deposit with an original maturity of greater than three months are classified as available-for-sale securities, and are also included within the funds held for clients line item. These available-for-sale securities are recognized in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 8 for additional information.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$170,679	$—	$170,679

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$169,610	$—	$169,610

10.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $3.8 million and $7.8 million for the three and six months ended June 30, 2023, respectively. Matching contributions were $3.1 million and $6.6 million for the three and six months ended June 30, 2022, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 35,628 and 31,350 shares of the Company’s common stock under the ESPP during the six months ended June 30, 2023 and 2022, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively. Our compensation expense related to the ESPP was $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$64,516	$57,355	$183,812	$149,285
Denominator:
Basic weighted average shares outstanding	57,920	57,969	57,895	57,992
Dilutive effect of unvested restricted stock	113	98	155	194
Diluted weighted average shares outstanding	58,033	58,067	58,050	58,186
Earnings per share:
Basic	$1.11	$0.99	$3.17	$2.57
Diluted	$1.11	$0.99	$3.17	$2.57

12.
STOCK-BASED COMPENSATION

Restricted Stock Awards

In May 2023, the stockholders of the Company approved the Paycom Software, Inc. 2023 Long-Term Incentive Plan (the “2023 LTIP”), which provides for the granting of equity-based awards to the Company’s employees, contractors and outside directors. Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the 2023 LTIP is 3,600,000, subject to increase by any awards under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the "2014 LTIP") (i) that are outstanding on or after May 1, 2023, and that, on or after such date, are forfeited, expire or are canceled (but excluding the restricted stock award granted to Mr. Richison on November 23, 2020); and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after May 1, 2023.

During the six months ended June 30, 2023, we issued an aggregate of 538,113 restricted shares of common stock under the 2014 LTIP and the 2023 LTIP, consisting of 87,618 shares subject to market-based vesting conditions (“Market-Based Shares”) and 450,495 shares subject to time-based vesting conditions (“Time-Based Shares”). Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $404 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $466 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2014 LTIP or the 2023 LTIP, as applicable, and the applicable restricted stock award agreement. The Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2014 LTIP or the 2023 LTIP, as applicable, and the applicable restricted stock award agreement.

The Time-Based Shares mentioned above include an aggregate of 5,523 Time-Based Shares issued to the non-employee members of the Board of Directors in May 2023 under the 2023 LTIP. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes restricted stock awards activity for the six months ended June 30, 2023:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2022	479.1	$315.04	1,677.0	$116.36
Granted	450.5	$315.11	87.6	$316.12
Vested	(116.1)	$292.74	—	$—
Forfeited	(43.6)	$329.10	(11.7)	$298.39
Unvested shares of restricted stock outstanding at June 30, 2023	769.9	$317.65	1,752.9	$125.12

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes PSU and RSU activity for the six months ended June 30, 2023:

	Time RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2022	0.5	$377.01	77.8	$409.13
Granted	8.7	$297.55	39.1	$244.39
Vested	—	$—	(5.2)	$526.66
Forfeited	—	$—	(3.5)	$526.66
Unvested restricted stock units outstanding at June 30, 2023 (1)	9.2	$301.87	108.2	$340.08

(1)
A maximum of 211,806 shares could be delivered upon settlement of PSUs based upon the Company's achievement of the applicable performance goals over the applicable performance periods.

For the three and six months ended June 30, 2023, our total stock-based compensation expense was $35.3 million and $63.2 million, respectively. For the three and six months ended June 30, 2022, our total stock-based compensation expense was $24.3 million and $46.3 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock units awards as of June 30, 2023.

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$301,287	$15,650
Weighted average period for recognition (years)	2.69	1.0

We capitalized stock-based compensation costs related to software developed for internal use of $4.2 million and $7.8 million for the three and six months ended June 30, 2023, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $2.3 million and $4.2 million for the three and six months ended June 30, 2022, respectively.

In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. All unvested shares of restricted stock, RSUs and PSUs currently outstanding are entitled to receive dividend equivalents, provided that such dividend equivalents are withheld by the Company and distributed to the applicable holder upon the release of restrictions on such shares of restricted stock, RSUs or PSUs (i.e., upon vesting).

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

14.
INCOME TAXES

The Company's effective income tax rate was 28.9% and 25.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in effective tax rate for the six months ended June 30, 2023 is related to a decrease of excess tax benefits from stock-based compensation and a reduction of research and development credits.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

15.
SUBSEQUENT EVENTS

On July 28, 2023, the Borrower, Software, and certain other subsidiaries of Software entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) with the July 2022 Lenders, pursuant to which, among other things, (i) the aggregate revolving commitments under the July 2022 Revolving Credit Facility were increased from $650.0 million to $1.0 billion, (ii) the July 2022 Term Loan Facility was terminated and (iii) the July 2022 Credit Agreement was amended in contemplation of the formation and future operating activities of the Client Trust and the Trust Bank. The Company intends to form the Client Trust to hold client payroll and related funds and the Trust Bank to serve as trustee of the Client Trust. The Company did not make any draws under the July 2022 Term Loan Facility prior to its termination. Pursuant to the July 2022 Credit Agreement, as amended by Amendment No. 2, the Company may request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2023, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2022, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our corporate headquarters and other facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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
•
our ability to manage risks associated with international operations and sales;
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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2023. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives ("CRRs") who sell new applications to existing clients.

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

Historically, our target client size range has been organizations with 50 to 10,000 employees. We recently expanded our target client size range to include enterprise organizations with more than 10,000 employees. While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations, increased the number of applications we offer and gained traction with larger companies. We believe larger employers represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. Generally, we expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market.

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

For the three months ended June 30, 2023 and 2022, our total gross margins were approximately 83% and 84%, respectively. For the six months ended June 30, 2023 and 2022, our total gross margins were approximately 84% and 85%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth certain consolidated statements of income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2023		2022		% Change	2023		2022		% Change
Revenues
Recurring	$394,522	98.4%	$311,534	98.3%	26.6%	$838,943	98.4%	$659,698	98.4%	27.2%
Implementation and other	6,617	1.6%	5,390	1.7%	22.8%	13,833	1.6%	10,745	1.6%	28.7%
Total revenues	401,139	100.0%	316,924	100.0%	26.6%	852,776	100.0%	670,443	100.0%	27.2%
Cost of revenues
Operating expenses	54,617	13.6%	39,604	12.5%	37.9%	107,702	12.6%	78,096	11.6%	37.9%
Depreciation and amortization	12,811	3.2%	10,478	3.3%	22.3%	24,958	3.0%	20,470	3.1%	21.9%
Total cost of revenues	67,428	16.8%	50,082	15.8%	34.6%	132,660	15.6%	98,566	14.7%	34.6%
Administrative expenses
Sales and marketing	106,435	26.5%	87,724	27.7%	21.3%	210,009	24.6%	162,720	24.3%	29.1%
Research and development	49,118	12.2%	36,803	11.6%	33.5%	91,787	10.8%	68,408	10.2%	34.2%
General and administrative	75,965	18.9%	57,912	18.3%	31.2%	141,570	16.6%	118,416	17.6%	19.6%
Depreciation and amortization	14,927	3.8%	12,090	3.8%	23.5%	29,052	3.4%	23,753	3.5%	22.3%
Total administrative expenses	246,445	61.4%	194,529	61.4%	26.7%	472,418	55.4%	373,297	55.6%	26.6%
Total operating expenses	313,873	78.2%	244,611	77.2%	28.3%	605,078	71.0%	471,863	70.3%	28.2%
Operating income	87,266	21.8%	72,313	22.8%	20.7%	247,698	29.0%	198,580	29.7%	24.7%
Interest expense	(602)	-0.2%	(354)	-0.1%	70.1%	(1,439)	-0.2%	(569)	-0.1%	152.9%
Other income (expense), net	6,183	1.5%	878	0.3%	604.2%	12,187	1.5%	2,290	0.3%	432.2%
Income before income taxes	92,847	23.1%	72,837	23.0%	27.5%	258,446	30.3%	200,301	29.9%	29.0%
Provision for income taxes	28,331	7.0%	15,482	4.9%	83.0%	74,634	8.7%	51,016	7.6%	46.3%
Net income	$64,516	16.1%	$57,355	18.1%	12.5%	$183,812	21.6%	$149,285	22.3%	23.1%

Revenues

The increase in total revenues for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, the performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the six months ended June 30, 2023 as compared to the same period in 2022. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three and six months ended June 30, 2023 described above were impacted by the headcount fluctuations within our client base. Additionally, rising interest rates and a higher average funds held for clients balance during the three and six months ended June 30, 2023 as compared to the same periods in 2022, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue.

The increase in implementation and other revenues for the three and six months ended June 30, 2023 from the same periods in 2022 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended June 30, 2023, operating expenses increased from the comparable prior year period by $15.0 million, primarily due to a $13.0 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $1.0 million increase in shipping and supplies fees and a $0.7 million increase in automated clearing house fees in connection with increased revenues. Depreciation and amortization expense increased $2.3 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

During the six months ended June 30, 2023, operating expenses increased from the comparable prior year period by $29.6 million, primarily due to a $25.5 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $2.6 million increase in shipping and supplies fees and a $0.7 million increase in automated clearing house fees in connection with increased revenues. Depreciation and amortization expense increased $4.5 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2023, sales and marketing expenses increased from the comparable prior year period by $18.7 million due to a $12.4 million increase in employee-related expenses, including commissions and bonuses, and a $6.3 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program.

During the six months ended June 30, 2023, sales and marketing expenses increased from the comparable prior year period by $47.3 million due to a $33.9 million increase in employee-related expenses, including commissions and bonuses, and a $13.4 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program.

Research and Development

During the three and six months ended June 30, 2023, research and development expenses increased from the comparable prior year period due to increases in employee-related expenses of $12.3 million and $23.4 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Capitalized portion of research and development	$22,878	$16,440	39%	$44,231	$31,840	39%
Expensed portion of research and development	49,118	36,803	33%	91,787	68,408	34%
Total research and development costs	$71,996	$53,243	35%	$136,018	$100,248	36%

General and Administrative

During the three months ended June 30, 2023, general and administrative expenses increased $18.1 million from the comparable prior year period due to a $14.9 million increase in employee-related expenses and a $3.2 million increase in accounting and legal expenses.

During the six months ended June 30, 2023, general and administrative expenses increased $23.2 million from the comparable prior year period due to a $18.8 million increase in employee-related expenses and a $4.4 million increase in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Non-cash stock-based compensation expense
Operating expenses	$3,353	$1,347	149%	$5,738	$2,329	146%
Sales and marketing	6,040	5,029	20%	11,516	7,906	46%
Research and development	6,639	2,857	132%	11,897	5,076	134%
General and administrative	19,334	15,035	29%	34,034	31,012	10%
Total non-cash stock-based compensation expense	$35,366	$24,268	46%	$63,185	$46,323	36%

Depreciation and Amortization

During the three and six months ended June 30, 2023, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The increases in interest expense for the three and six months ended June 30, 2023, as compared to the comparable prior year periods, were due to the timing of our entrance into the Credit Agreement (as defined below) on July 29, 2022.

Other Income (Expense), net

The increases in other income (expense), net for the three and six months ended June 30, 2023 were primarily due to income earned on our corporate funds of $6.2 million and $11.4 million, respectively. For the three and six months ended June 30, 2022, we earned income on our corporate funds of $0.5 million and $0.6 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 28.9% and 25.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in effective tax rate for the six months ended June 30, 2023 was related to a decrease in excess tax benefits from stock-based compensation and a reduction of research and development credits.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of June 30, 2023, we have $29.0 million of outstanding borrowings under the Revolving Credit Facility.

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for construction projects at our corporate headquarters and other facilities from available cash, we have incurred indebtedness for a portion of these costs. We are funding the current building expansion at our Oklahoma City headquarters from available cash. Further, to date, all cash dividends and purchases under our stock repurchase plans have been funded from available cash. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

Credit Agreement. On July 29, 2022 (the “July 2022 Facility Closing Date”), we entered into a new credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent. The Credit Agreement initially provided for the Revolving Credit Facility in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The Credit Agreement also initially provided for the $750.0 million senior secured delayed draw term loan facility (the “Term Loan Facility”). All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”).

The borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the Revolving Credit Facility and a quarterly ticking fee on the daily amount of the undrawn portion of the Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0, stepping down to 3.0 to 1.0 at intervals thereafter.

On the July 2022 Facility Closing Date, we borrowed $29.0 million under the Revolving Credit Facility to repay the outstanding indebtedness under our prior credit facility, along with accrued interest, expenses and fees. The loan bears interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%.

On July 28, 2023, we entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”), pursuant to which the aggregate revolving commitments thereunder were increased from $650.0 million to $1.0 billion, the Term Loan Facility was terminated and the Credit Agreement was amended in contemplation of the formation and future operating activities of Paycom Client Trust (the “Client Trust”) and Paycom National Trust Bank, NA (the “Trust Bank”). We intend to form the Client Trust to hold client payroll and related funds and the Trust Bank to serve as trustee of the Client Trust. We did not make any draws under the Term Loan Facility prior to its termination.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of June 30, 2023, there was $1.1 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the six months ended June 30, 2023, we repurchased an aggregate of 39,577 shares of our common stock at an average cost of $279.64 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of restricted stock. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $11.1 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. On May 15, 2023, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock, which was paid on June 12, 2023 to stockholders of record at the close of business on May 30, 2023. On July 31, 2023, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on September 11, 2023 to stockholders of record at the close of business on August 28, 2023.

The declaration, timing and amount of each quarterly cash dividend are subject to the approval of the Board of Directors, including a determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. For example, we estimate that the total cost of the current expansion project at our corporate headquarters will be between $70 and $75 million. Capital expenditures related to this expansion began in the fourth quarter of 2021 and we expect construction to be completed in the first quarter of 2024. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

As part of our payroll and payroll tax filing services, we collect funds from our clients for federal, state and local employment taxes, which we remit to the appropriate tax agencies. We typically invest these funds in money market funds, demand deposit accounts, commercial paper, U.S. treasury securities and certificates of deposit from which we earn interest income during the period between their receipt and disbursement.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which can vary significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars, and therefore such balance changes from period to period in accordance with the timing of each payroll cycle.

Our cash flows from financing activities are also affected by the extent to which we use available cash to purchase shares of common stock under our stock repurchase plan as well as restricted stock vesting events that result in net share settlements and the Company paying withholding taxes on behalf of certain employees. Additionally, we intend to continue to pay a quarterly cash dividend, subject to the discretion of the Board of Directors.

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	% Change
Net cash provided by (used in):
Operating activities	$251,991	$168,958	49%
Investing activities	(83,378)	(22,510)	270%
Financing activities	(234,350)	1,477,971	-116%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(65,737)	$1,624,419	-104%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2023 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the six months ended June 30, 2022, our operating cash flows for the six months ended June 30, 2023 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2023 increased from the comparable prior year period due to a $254.0 million decrease in proceeds from investments from funds held for clients and a $15.7 million increase in purchases of property and equipment, which were partially offset by a $208.8 million decrease in purchases of investments from funds held for clients.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2023 increased from the comparable prior year period primarily due to the impact of a $1,780.6 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a decrease in proceeds from the issuance of debt of $29.0 million, the payment of a $21.7 million dividend and a $6.3 million increase in withholding taxes paid related to net share settlements. The increase in cash flows used in financing activities was partially offset by a $94.7 million decrease in repurchases of common stock, a $29.3 million decrease in payments of long-term debt, and a $1.3 million decrease in payment of debt issuance costs.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. Except as described above with respect to the Credit Agreement Amendment, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on February 16, 2023. For additional information regarding our naming rights agreement, leases, long-term debt and our commitments and contingencies, see “Note 4. Goodwill and Intangible Assets, Net”, “Note 5. Leases”, “Note 6. Long-Term Debt, Net” and “Note 13. Commitments and Contingencies” in the Form 10-K and “Note 5. Goodwill and Intangible Assets, Net”, “Note 6. Long-Term Debt”, and “Note 13. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income to adjusted EBITDA:
Net income	$64,516	$57,355	$183,812	$149,285
Interest expense	602	354	1,439	569
Provision for income taxes	28,331	15,482	74,634	51,016
Depreciation and amortization	27,738	22,568	54,010	44,223
EBITDA	121,187	95,759	313,895	245,093
Non-cash stock-based compensation expense	35,366	24,268	63,185	46,323
Change in fair value of interest rate swap	—	(405)	—	(1,668)
Adjusted EBITDA	$156,553	$119,622	$377,080	$289,748

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income to non-GAAP net income:
Net income	$64,516	$57,355	$183,812	$149,285
Non-cash stock-based compensation expense	35,366	24,268	63,185	46,323
Change in fair value of interest rate swap	—	(405)	—	(1,668)
Income tax effect on non-GAAP adjustments	(5,620)	(8,224)	(10,084)	(10,298)
Non-GAAP net income	$94,262	$72,994	$236,913	$183,642

Weighted average shares outstanding:
Basic	57,920	57,969	57,895	57,992
Diluted	58,033	58,067	58,050	58,186

Earnings per share, basic	$1.11	$0.99	$3.17	$2.57
Earnings per share, diluted	$1.11	$0.99	$3.17	$2.57
Non-GAAP net income per share, basic	$1.63	$1.26	$4.09	$3.17
Non-GAAP net income per share, diluted	$1.62	$1.26	$4.08	$3.16

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.11	$0.99	$3.17	$2.57
Non-cash stock-based compensation expense	0.61	0.42	1.09	0.80
Change in fair value of interest rate swap	—	(0.01)	—	(0.03)
Income tax effect on non-GAAP adjustments	(0.09)	(0.14)	(0.17)	(0.17)
Non-GAAP net income per share, basic	$1.63	$1.26	$4.09	$3.17

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.11	$0.99	$3.17	$2.57
Non-cash stock-based compensation expense	0.61	0.42	1.09	0.80
Change in fair value of interest rate swap	—	(0.01)	—	(0.03)
Income tax effect on non-GAAP adjustments	(0.10)	(0.14)	(0.18)	(0.18)
Non-GAAP net income per share, diluted	$1.62	$1.26	$4.08	$3.16

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents totaling $536.5 million as of June 30, 2023. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2023, we had $29.0 million of indebtedness outstanding under the Revolving Credit Facility. Our borrowings under the Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%, and as a result, we may be exposed to increased interest rate risk. As of June 30, 2023, an increase or decrease in interest rates of 100 basis points would not have had a material effect on our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our solution involves the collection, storage and transmission of clients’ and their employees’ confidential and proprietary information, including personal identifying information, as well as financial and payroll data. HCM software is often targeted in cyber attacks, including computer viruses, worms, phishing attacks, malicious software programs and other information security breaches, which could result in unauthorized access to or release, gathering, monitoring, misuse, loss or destruction of our or our clients’ sensitive data or otherwise disrupt our or our clients’ business operations. If cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our or our clients’ sensitive data may be compromised. Further, certain of our employees have access to sensitive information about our clients’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

In certain limited circumstances, we utilize relationships with third parties to aid in data management and transaction processing. Certain third parties with which we do business have been subject to cyber attacks, one of which resulted in unauthorized access to data of certain Company clients and their employees as well as Company data and employee records. These third parties may be sources of cybersecurity or other technological risks in the future, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property.

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

As we enhance our solution to serve clients located outside of the United States, our business will be subject to risks associated with international operations.

An element of our growth strategy is to expand our operations and client base. We have recently begun to expand our operations into markets outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•
multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits, and licenses;
•
failure to obtain and maintain regulatory approvals for the use of our products in various countries;

•
complexities and difficulties in obtaining protection and enforcing our intellectual property;
•
difficulties in staffing and managing foreign operations;
•
limits in our ability to penetrate international markets;
•
financial risks, such as the impact of local and regional financial crises on demand for our products and exposure to foreign currency exchange rate fluctuations;
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•
certain expenses including, among others, expenses for travel, translation and insurance; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

Our expansion into international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that differ from those in the United States. Because of our inexperience with international operations, we cannot ensure that our expansion into international markets will be successful, and the impact of such expansion may adversely affect our business, operating results or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the six months ended June 30, 2023 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2023(2)	10,268	$288.92	10,268	$1,096,040,000
May 1 - 31, 2023(2)	27,386	$272.94	27,386	$1,088,565,000
June 1 - 30, 2023(2)	—	$—	—	$1,088,565,000
Total	37,654		37,654

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

10.1+

Paycom Software, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated May 1, 2023, filed with the SEC on May 1, 2023).

10.2+

Form of Restricted Stock Unit Award Agreement - Performance-Based Vesting (Boelte) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023).

10.3+

Form of Restricted Stock Unit Award Agreement - Performance-Based Vesting (Faurot) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023).

10.4+

Form of Restricted Stock Unit Award Agreement - Performance-Based Vesting (Smith/Thomas) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023).

10.5+

Form of Restricted Stock Unit Award Agreement - Time-Based Vesting (Executive) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023).

10.6+

Form of Restricted Stock Award Agreement - Time-Based Vesting (Executive) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023).

10.7*

Amendment No. 1 to Credit Agreement, dated May 17, 2023, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, JPMorgan Chase Bank, N.A., as a lender, swingline lender, and issuing bank, the lenders party thereto, and JPMorgan Chase Bank, N.A. as the administrative agent.

10.8

Amendment No. 2 to Credit Agreement, dated July 28, 2023, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, JPMorgan Chase Bank, N.A., as a lender, swingline lender, and issuing bank, the lenders party thereto, and JPMorgan Chase Bank, N.A. as the administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 2023, filed with the SEC on August 1, 2023).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PAYCOM SOFTWARE, INC.

Date: August 3, 2023	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)