Form 10-Q
period 2023-09-30
Paycom Software, Inc.
filed 2023-11-02
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-36393

Paycom Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0957485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 W. Memorial Road Oklahoma City, Oklahoma	73142
(Address of principal executive offices)	(Zip Code)

(405) 722-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PAYC	New York Stock Exchange

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

As of October 24, 2023, there were 60,228,165 shares of common stock, par value of $0.01 per share, outstanding, including 2,527,345 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$484,028	$400,730
Accounts receivable	15,548	22,843
Prepaid expenses	40,561	34,056
Inventory	836	1,607
Income tax receivable	10,770	5,583
Deferred contract costs	111,877	96,378
Current assets before funds held for clients	663,620	561,197
Funds held for clients	1,899,346	2,202,975
Total current assets	2,562,966	2,764,172
Property and equipment, net	468,282	402,448
Intangible assets, net	51,088	54,017
Goodwill	51,889	51,889
Long-term deferred contract costs	645,611	567,974
Other assets	76,265	62,013
Total assets	$3,856,101	$3,902,513
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,889	$16,054
Accrued commissions and bonuses	20,423	28,439
Accrued payroll and vacation	41,160	45,023
Deferred revenue	22,730	19,825
Accrued expenses and other current liabilities	77,065	59,990
Current liabilities before client funds obligation	168,267	169,331
Client funds obligation	1,901,643	2,207,706
Total current liabilities	2,069,910	2,377,037
Deferred income tax liabilities, net	145,465	141,033
Long-term deferred revenue	105,588	97,591
Long-term debt	29,000	29,000
Other long-term liabilities	84,829	75,245
Total long-term liabilities	364,882	342,869
Total liabilities	2,434,792	2,719,906
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,655 and 62,518 shares issued at September 30, 2023 and December 31, 2022, respectively; 57,700 and 57,867 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	627	625
Additional paid-in capital	687,723	576,622
Retained earnings	1,410,659	1,196,968
Accumulated other comprehensive earnings (loss)	(2,181)	(3,703)
Treasury stock, at cost (4,955 and 4,651 shares at September 30, 2023 and December 31, 2022, respectively)	(675,519)	(587,905)
Total stockholders’ equity	1,421,309	1,182,607
Total liabilities and stockholders’ equity	$3,856,101	$3,902,513

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Recurring	$398,763	$328,150	$1,237,706	$987,848
Implementation and other	7,540	6,017	21,373	16,762
Total revenues	406,303	334,167	1,259,079	1,004,610
Cost of revenues
Operating expenses	55,600	44,169	163,302	122,265
Depreciation and amortization	13,341	10,935	38,299	31,405
Total cost of revenues	68,941	55,104	201,601	153,670
Administrative expenses
Sales and marketing	101,162	91,114	311,171	253,834
Research and development	51,864	40,366	143,651	108,774
General and administrative	71,827	60,693	213,397	179,109
Depreciation and amortization	15,608	12,625	44,660	36,378
Total administrative expenses	240,461	204,798	712,879	578,095
Total operating expenses	309,402	259,902	914,480	731,765
Operating income	96,901	74,265	344,599	272,845
Interest expense	(222)	(1,018)	(1,661)	(1,587)
Other income (expense), net	5,362	2,041	17,549	4,331
Income before income taxes	102,041	75,288	360,487	275,589
Provision for income taxes	26,822	23,135	101,456	74,151
Net income	$75,219	$52,153	$259,031	$201,438
Earnings per share, basic	$1.30	$0.90	$4.48	$3.48
Earnings per share, diluted	$1.30	$0.90	$4.46	$3.46
Weighted average shares outstanding:
Basic	57,825	57,865	57,871	57,949
Diluted	57,966	58,033	58,056	58,193
Comprehensive earnings (loss):
Net income	$75,219	$52,153	$259,031	$201,438
Unrealized net gains (losses) on available-for-sale securities	1,232	(2,705)	2,047	(4,881)
Tax effect	(420)	492	(525)	1,068
Other comprehensive income (loss), net of tax	812	(2,213)	1,522	(3,813)
Comprehensive earnings (loss)	$76,031	$49,940	$260,553	$197,625

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2021	62,298	$623	$465,594	$915,579	$—	4,286	$(488,082)	$893,714
Vesting of restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,713	—	—	—	—	24,713
Repurchases of common stock	—	—	—	—	—	1	(218)	(218)
Net income	—	—	—	91,930	—	—	—	91,930
Other comprehensive earnings (loss), net of tax	—	—	—	—	(1,119)	—	—	(1,119)
Balances at March 31, 2022	62,302	$623	$490,307	$1,007,509	$(1,119)	4,287	$(488,300)	$1,009,020
Vesting of restricted stock	212	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	27,472	—	—	—	—	27,472
Repurchases of common stock	—	—	—	—	—	363	(99,227)	(99,227)
Net income	—	—	—	57,355	—	—	—	57,355
Other comprehensive earnings (loss), net of tax	—	—	—	—	(481)	—	—	(481)
Balances at June 30, 2022	62,514	$625	$517,777	$1,064,864	$(1,600)	4,650	$(587,527)	$994,139
Vesting of restricted stock	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,525	—	—	—	—	32,525
Repurchases of common stock	—	—	—	—	—	—	(224)	(224)
Net income	—	—	—	52,153	—	—	—	52,153
Other comprehensive earnings (loss), net of tax	—	—	—	—	(2,213)	—	—	(2,213)
Balances at September 30, 2022	62,517	$625	$550,302	$1,117,017	$(3,813)	4,650	$(587,751)	$1,076,380

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2022	62,518	$625	$576,622	$1,196,968	$(3,703)	4,651	$(587,905)	$1,182,607
Vesting of restricted stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,344	—	—	—	—	32,344
Repurchases of common stock	—	—	—	—	—	2	(626)	(626)
Net income	—	—	—	119,296	—	—	—	119,296
Other comprehensive earnings (loss), net of tax	—	—	—	—	850	—	—	850
Balances at March 31, 2023	62,525	$625	$608,966	$1,316,264	$(2,853)	4,653	$(588,531)	$1,334,471
Vesting of restricted stock	115	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	41,000	—	—	—	—	41,000
Repurchases of common stock	—	—	—	—	—	38	(10,441)	(10,441)
Dividends declared ($0.375 per share)	—	—	—	(22,721)	—	—	—	(22,721)
Net income	—	—	—	64,516	—	—	—	64,516
Other comprehensive earnings (loss), net of tax	—	—	—	—	(140)	—	—	(140)
Balances at June 30, 2023	62,640	$626	$649,965	$1,358,059	$(2,993)	4,691	$(598,972)	$1,406,685
Vesting of restricted stock	15	1	—	—	—	—	—	1
Stock-based compensation	—	—	37,758	—	—	—	—	37,758
Repurchases of common stock	—	—	—	—	—	264	(76,547)	(76,547)
Dividends declared ($0.375 per share)	—	—	—	(22,619)	—	—	—	(22,619)
Net income	—	—	—	75,219	—	—	—	75,219
Other comprehensive earnings (loss), net of tax	—	—	—	—	812	—	—	812
Balances at September 30, 2023	62,655	$627	$687,723	$1,410,659	$(2,181)	4,955	(675,519)	$1,421,309

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$259,031	$201,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,959	67,783
Accretion of discount on available-for-sale securities	(387)	(872)
Non-cash marketing expense	1,263	1,320
Gain on disposition of property and equipment	(33)	—
Amortization of debt issuance costs	946	532
Stock-based compensation expense	96,383	70,815
Loss on extinguishment of debt	1,222	—
Cash paid for derivative settlement	—	205
Gain on derivative	—	(1,559)
Deferred income taxes, net	3,889	(4,841)
Other	18	(227)
Changes in operating assets and liabilities:
Accounts receivable	7,295	(5,406)
Prepaid expenses	(8,845)	(11,203)
Inventory	375	27
Other assets	(15,773)	(10,104)
Deferred contract costs	(87,604)	(86,634)
Accounts payable	(8,131)	4,159
Income taxes, net	(5,187)	1,245
Accrued commissions and bonuses	(8,016)	(3,320)
Accrued payroll and vacation	(3,863)	1,810
Deferred revenue	10,902	12,585
Accrued expenses and other current liabilities	24,125	(1,106)
Net cash provided by operating activities	350,569	236,647
Cash flows from investing activities
Purchases of investments from funds held for clients	(25,000)	(268,718)
Proceeds from investments from funds held for clients	25,000	328,731
Purchases of property and equipment	(135,709)	(92,041)
Proceeds from sale of property and equipment	67	—
Net cash used in investing activities	(135,642)	(32,028)
Cash flows from financing activities
Proceeds from the issuance of debt	—	29,000
Repurchases of common stock	(74,994)	(94,652)
Withholding taxes paid related to net share settlements	(12,620)	(5,017)
Payments on long-term debt	—	(29,287)
Dividends paid	(43,367)	—
Net change in client funds obligation	(306,063)	(92,478)
Payment of debt issuance costs	(649)	(6,437)
Net cash used in financing activities	(437,693)	(198,871)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(222,766)	5,748
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,409,095	1,812,691
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,186,329	$1,818,439

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$484,028	$317,163
Restricted cash included in funds held for clients	1,702,301	1,501,276
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,186,329	$1,818,439

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$8,011	$3,355
Stock-based compensation for capitalized software	$11,529	$6,545
Right of use assets obtained in exchange for operating lease liabilities	$21,023	$14,385

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year.

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

Seasonality

Our revenues are seasonal in nature and generally we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year. Recurring revenues include revenues relating to the annual processing of payroll tax filing forms and Affordable Care Act form filing requirements and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. As payroll tax forms are typically processed in the first quarter of the year, first quarter recurring revenues and margins are positively impacted. In addition, unscheduled payroll runs at the end of the year often result in increased recurring revenues in the

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

fourth quarter. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. As of September 30, 2023 and December 31, 2022, the funds held for clients were invested in money market funds, demand deposit accounts and certificates of deposit. Additionally, the funds held for clients were invested in U.S. treasury securities with an original maturity of greater than one year. Historically, we have also invested funds held for clients in commercial paper. Short-term investments in instruments with an original maturity greater than three months, including certificates of deposit, commercial paper and U.S. treasury securities, are classified as available-for-sale securities and are also included within the funds held for clients line item in the consolidated balance sheets. These available-for-sale securities are recorded in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of September 30, 2023, there was $1.0 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted stock and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the nine months ended September 30, 2023, we repurchased an aggregate of 303,401 shares of our common stock at an average cost of $288.77 per share, including 43,891 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued, but not effective until after September 30, 2023, are not expected to have a significant impact on our consolidated financial position or results of operations.

3.
REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are comprised of revenue from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our talent acquisition, time and labor management, payroll, talent management, HR management, and Global HCM™ applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credit Services applications. Time and labor management includes Time and Attendance, Scheduling/Schedule exchange, Time-Off Requests, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Microfence® tools and applications. Payroll includes Beti®, Payroll and Tax Management, Vault, Everyday™, Paycom Pay®, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning and Content Subscriptions applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Client Action Center, Enhanced ACA and Clue® applications. With Global HCM, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 180 countries.

The performance obligations related to recurring revenues are generally satisfied during each client’s payroll period, with the agreed-upon fee being charged and collected as part of our processing of the client’s payroll. Recurring revenues are recognized at the conclusion of processing of each client’s payroll period, when each respective payroll client is billed. Collectability is reasonably assured as the fees are generally collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

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

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client. However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each 30-day contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we have with clients, the standalone selling price of the client’s option to renew the contract approximates the dollar amount of the nonrefundable upfront fee. The nonrefundable upfront fee is typically included on the client’s first invoice and is deferred and recognized ratably over the estimated renewal period (i.e., ten-year estimated client life).

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Changes in deferred revenue related to material rights for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$124,233	$108,880	$117,416	$101,426
Recognition of revenue included in beginning of period balance	(5,592)	(4,705)	(16,185)	(13,548)
Contract balance, net of revenue recognized during the period	9,677	9,836	27,087	26,133
Balance, end of period	$128,318	$114,011	$128,318	$114,011

We expect to recognize $6.2 million of deferred revenue related to material right performance obligations in the remainder of 2023, $21.8 million of such deferred revenue in 2024, and $100.3 million of such deferred revenue thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with clients are accounted for utilizing a portfolio approach and are capitalized and amortized ratably over the expected period of benefit, which we have determined to be the estimated life of the client relationship of ten years. The expected period of benefit has been determined to be the estimated life of the client relationship primarily because we incur no new costs to obtain, or costs to fulfill, a contract upon renewal of such contract. Additional commission costs may be incurred when an existing client purchases additional applications; however, these commission costs relate solely to the additional applications purchased and are not related to contract renewal. Furthermore, additional fulfillment costs associated with existing clients purchasing additional applications are minimized by our seamless single-database platform. These assets are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract are included in the “sales and marketing” and “general and administrative” line items in the accompanying consolidated statements of comprehensive income.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$350,486	$21,451	$(13,901)	$358,036
Costs to fulfill a contract	$380,324	$32,680	$(13,552)	$399,452

	As of and for the Three Months Ended September 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$295,986	$21,663	$(11,530)	$306,119
Costs to fulfill a contract	$302,019	$30,195	$(10,559)	$321,655

	As of and for the Nine Months Ended September 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$325,457	$72,885	$(40,306)	$358,036
Costs to fulfill a contract	$338,895	$98,842	$(38,285)	$399,452

	As of and for the Nine Months Ended September 30, 2022
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$272,919	$66,544	$(33,344)	$306,119
Costs to fulfill a contract	$265,657	$85,644	$(29,646)	$321,655

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2023	December 31, 2022
Property and equipment
Software and capitalized software development costs	$343,841	$270,645
Buildings	179,367	177,765
Computer equipment	152,676	133,715
Rental clocks	40,760	35,846
Furniture, fixtures and equipment	31,265	28,414
Other	18,306	17,321
	766,215	663,706
Less: accumulated depreciation and amortization	(408,947)	(331,340)
	357,268	332,366
Construction in progress	77,218	36,286
Land	33,796	33,796
Property and equipment, net	$468,282	$402,448

We capitalize computer software development costs related to software developed for internal use in accordance with ASC 350-40. For the three and nine months ended September 30, 2023, we capitalized $26.6 million and $70.8 million, respectively, of computer software development costs related to software developed for internal use. For the three and nine months ended September 30, 2022, we capitalized $17.0 million and $48.8 million, respectively, of computer software development costs related to software developed for internal use.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We capitalize interest incurred for indebtedness related to construction in progress. For the three and nine months ended September 30, 2023, we incurred interest costs of $1.3 million and $4.2 million, respectively, of which we capitalized $1.2 million and $2.6 million, respectively. For the three and nine months ended September 30, 2022, we incurred interest costs of $1.2 million and $2.1 million, respectively, of which we capitalized $0.2 million and $0.5 million, respectively. Included in the construction in progress balance at September 30, 2023 and December 31, 2022 is $3.7 million and $2.0 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $27.9 million and $80.0 million for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense for property and equipment was $22.5 million and $64.7 million for the three and nine months ended September 30, 2022, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2023 and December 31, 2022, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2023, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of September 30, 2023 and December 31, 2022, there were no indicators of impairment.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	September 30, 2023
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	13.1	$60,199	$(9,111)	$51,088
Total		$60,199	$(9,111)	$51,088

	December 31, 2022
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	13.8	$60,199	$(6,182)	$54,017
Total		$60,199	$(6,182)	$54,017

Amortization of intangible assets for the three and nine months ended September 30, 2023 was $0.9 million and $2.9 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2022 was $0.9 million and $3.0 million, respectively. We estimate the aggregate amortization expense will be $1.0 million for the remainder of 2023 and $3.9 million for each of 2024, 2025, 2026, 2027 and 2028.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

6.
LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
July 2022 Revolving Credit Facility due July 29, 2027	$29,000	$29,000
Total long-term debt	$29,000	$29,000

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

The July 2022 Credit Agreement initially provided for a senior secured revolving credit facility (the “July 2022 Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The July 2022 Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The July 2022 Credit Agreement also initially provided for a senior secured delayed draw term loan (the “July 2022 Term Loan Facility”) in the aggregate amount of up to $750.0 million. As discussed below, the July 2022 Term Loan Facility was terminated on July 28, 2023. All loans under the July 2022 Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $4.2 million as of September 30, 2023 are included in “Other assets” on our consolidated balance sheets.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the July 2022 Revolving Credit Facility and, prior to its termination, a quarterly ticking fee on the daily amount of the undrawn portion of the July 2022 Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

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

Under the July 2022 Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0 initially, stepping down to 3.0 to 1.0 at intervals thereafter. Additionally, the July 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of September 30, 2023, we were in compliance with these covenants. Our obligations under the July 2022 Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

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

On July 28, 2023, the Borrower, Software, and certain other subsidiaries of Software entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) with the July 2022 Lenders, pursuant to which, among other things, (i) the aggregate revolving commitments under the July 2022 Revolving Credit Facility were increased from $650.0 million to $1.0 billion, (ii) the July 2022 Term Loan Facility was terminated and (iii) the July 2022 Credit Agreement was amended in contemplation of the formation and future operating activities of the Paycom Client Trust (the “Client Trust”) and Paycom National Trust Bank, NA (the “Trust Bank”). The Company intends to form the Client Trust to hold client payroll and related funds and the Trust Bank to serve as trustee of the Client Trust. We did not make any draws under the July 2022 Term Loan Facility prior to its termination on July 28, 2023. At the time of termination, unamortized debt issuance costs totaling $1.2 million were written off and recognized as a loss on extinguishment of debt, which is included in Other income, net in the consolidated statements of comprehensive income.

As of September 30, 2023 and December 31, 2022, the carrying value of our total long-term debt approximated its fair value as of such date. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities.

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

8.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	September 30, 2023
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$484,028	$—	$—	$484,028
Funds held for clients cash and cash equivalents	1,702,301	—	—	1,702,301
Available-for-sale securities (1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,755	—	(2,710)	172,045
Total investments	$2,386,084	$—	$(2,710)	$2,383,374

	December 31, 2022
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$400,730	$—	$—	$400,730
Funds held for clients cash and cash equivalents	2,008,365	—	—	2,008,365
Available-for-sale securities (1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,367	—	(4,757)	169,610
Total investments	$2,608,462	$—	$(4,757)	$2,603,705

(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2023, are as follows:

	September 30, 2023
	Securities in unrealized loss position for less than twelve months		Securities in unrealized loss position for greater than twelve months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$—	$(2,710)	$172,045	$(2,710)	$172,045
Total	$—	$—	$(2,710)	$172,045	$(2,710)	$172,045

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2022, are as follows:

	December 31, 2022
	Securities in unrealized loss position for less than twelve months		Securities in unrealized loss position for greater than twelve months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(4,757)	$169,610	$—	$—	$(4,757)	$169,610
Total	$(4,757)	$169,610	$—	$—	$(4,757)	$169,610

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the nine months ended September 30, 2023 or 2022. There were no realized gains or losses on the sale of available-for-sale securities for the nine months ended September 30, 2023 or 2022.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the nine months ended September 30, 2023 or 2022. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. The U.S. treasury securities held a rating of AA+ as of September 30, 2023.

Expected maturities of available-for-sale securities at September 30, 2023 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$199,755	$197,045
One year to five years	$—	$—
Total available-for-sale securities	$199,755	$197,045

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

Our corporate investments consist primarily of money market funds and demand deposit accounts and are classified as cash and cash equivalents on the consolidated balance sheets.

As discussed in Note 2, we typically invest the funds held for clients in money market funds, demand deposit accounts, certificates of deposit and commercial paper with an original maturity of less than three months and classify these items as cash and cash equivalents within the funds held for clients line item in the consolidated balance sheets. Short-term investments in certificates of deposit and commercial paper with an original maturity greater than three months are classified as available-for-sale securities and are also included within the funds held for clients line item. These available-for-sale securities are recognized in the consolidated balance sheets at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 8 for additional information.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$172,045	$—	$172,045

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$169,610	$—	$169,610

10.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed ninety days of service are eligible to participate in our 401(k) plan. We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $4.0 million and $11.8 million for the three and nine months ended September 30, 2023, respectively. Matching contributions were $3.3 million and $9.9 million for the three and nine months ended September 30, 2022, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 52,323 and 40,997 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2023 and 2022, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.9 million and $2.6 million for the three and nine months ended September 30, 2023, respectively. Our compensation expense related to the ESPP was $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

11.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$75,219	$52,153	$259,031	$201,438
Denominator:
Basic weighted average shares outstanding	57,825	57,865	57,871	57,949
Dilutive effect of unvested restricted stock and restricted stock units	141	168	185	244
Diluted weighted average shares outstanding	57,966	58,033	58,056	58,193
Earnings per share:
Basic	$1.30	$0.90	$4.48	$3.48
Diluted	$1.30	$0.90	$4.46	$3.46

12.
STOCK-BASED COMPENSATION

Restricted Stock Awards

In May 2023, the stockholders of the Company approved the Paycom Software, Inc. 2023 Long-Term Incentive Plan (the “2023 LTIP”), which provides for the granting of equity-based awards to the Company’s employees, contractors and outside directors. Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the 2023 LTIP is 3,600,000, subject to increase by any awards under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (as amended, the “2014 LTIP”) (i) that are outstanding on or after May 1, 2023, and that, on or after such date, are forfeited, expire or are canceled (but excluding the restricted stock award granted to Mr. Richison on November 23, 2020); and (ii) any shares subject to awards relating to common stock under the 2014 LTIP that are settled in cash on or after May 1, 2023.

During the nine months ended September 30, 2023, we issued an aggregate of 575,467 restricted shares of common stock under the 2014 LTIP and the 2023 LTIP, consisting of 87,618 shares subject to market-based vesting conditions (“Market-Based Shares”) and 487,849 shares subject to time-based or no vesting conditions (“Time-Based Shares”). Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $404 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $466 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2014 LTIP or the 2023 LTIP, as applicable, and the applicable restricted stock award agreement. The Time-Based Shares granted to non-executive employees will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2014 LTIP or the 2023 LTIP, as applicable, and the applicable restricted stock award agreement.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2023:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2022	479.1	$315.04	1,677.0	$116.36
Granted	487.8	$313.36	87.6	$316.12
Vested	(131.5)	$293.48	—	$—
Forfeited	(61.2)	$325.79	(15.7)	$298.67
Unvested shares of restricted stock outstanding at September 30, 2023	774.2	$316.79	1,748.9	$124.73

Restricted Stock Units

In February 2023, we issued, in the aggregate, 5,232 shares of common stock upon the vesting of performance-based restricted stock units (“PSUs”) awarded to certain executive officers in February 2021. The number of shares delivered upon vesting of the PSUs was determined based on the Company’s achievement of a Relative Total Stockholder Return (“Relative TSR”) performance goal, which compared the Company’s Total Stockholder Return (“TSR”) to the TSR of a peer group for the two-year performance period that commenced on January 1, 2021 and ended on December 31, 2022.

For purposes of the PSU awards, TSR was determined by dividing (i) the sum of (A) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the final 60 trading day period of the applicable performance period, less (ii) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020, plus (iii) the sum of all dividends which are paid by the Company (or the member of the peer group) to its stockholders, assuming such dividends are reinvested in the applicable company through the applicable performance period, by (ii) the average VWAP of a share of the Company’s common stock or the common stock of a peer company, as applicable, during the 60 trading day period ending on December 31, 2020. For purposes of the PSU awards granted in 2021, the Company’s peer group includes 34 publicly traded companies, which were reflective of the S&P 500 Software & Services index on the grant date.

On April 3, 2023, the Company announced the resignation of Justin Long from the position of Vice President of Operations of the Company, effective March 28, 2023. In connection with Mr. Long’s resignation, the Company, Paycom Payroll, LLC and Mr. Long entered into a Severance and Release Agreement (the “Severance Agreement”), which became effective on April 8, 2023, pursuant to which 1,505 Time-Based Shares previously granted to Mr. Long accelerated in vesting.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes PSU and RSU activity for the nine months ended September 30, 2023:

	Time RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2022	0.5	$377.01	77.8	$409.13
Granted	8.8	$297.49	39.1	$244.39
Vested	(0.1)	$377.01	(5.2)	$526.66
Forfeited	—	$—	(3.5)	$526.66
Unvested restricted stock units outstanding at September 30, 2023 (1)	9.2	$300.74	108.2	$340.08

(1)
A maximum of 211,806 shares could be delivered upon settlement of PSUs based upon the Company’s achievement of the applicable performance goals over the applicable performance periods.

For the three and nine months ended September 30, 2023, our total stock-based compensation expense was $33.2 million and $96.4 million, respectively. For the three and nine months ended September 30, 2022, our total stock-based compensation expense was $24.5 million and $70.8 million, respectively.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock units awards as of September 30, 2023.

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$270,993	$8,803
Weighted average period for recognition (years)	2.5	0.8

We capitalized stock-based compensation costs related to software developed for internal use of $3.8 million and $11.5 million for the three and nine months ended September 30, 2023, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $2.4 million and $6.5 million for the three and nine months ended September 30, 2022, respectively.

In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. All unvested shares of restricted stock, RSUs and PSUs currently outstanding are entitled to receive dividends or dividend equivalents, provided that such dividends or dividend equivalents are withheld by the Company and distributed to the applicable holder upon the release of restrictions on such shares of restricted stock, RSUs or PSUs (i.e., upon vesting).

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

14.
INCOME TAXES

The Company’s effective income tax rate was 28.1% and 26.9% for the nine months ended September 30, 2023 and 2022, respectively. The increase in effective tax rate for the nine months ended September 30, 2023 was related to a decrease of excess tax benefits from stock-based compensation.

15.
SUBSEQUENT EVENTS

On October 12, 2023, the Company issued an aggregate of 12,150 restricted shares of common stock to certain non-executive employees under the 2023 LTIP, consisting of Time-Based Shares that will vest in annual tranches over three years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2023, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2022, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to Paycom’s estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our corporate headquarters and other facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “will,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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

•
the impact of adverse economic and market conditions, including those related to the global health crises and geopolitical conflicts;
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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2023. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives (“CRRs”) who sell new applications to existing clients.

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

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion, we are presented with a variety of opportunities and challenges. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution. We believe our strategy of focusing on increased employee usage is an important differentiator for attracting new clients and is also key to long-term client satisfaction and client retention. For example, in 2021, we launched our industry-first Beti technology, which further automates and streamlines the payroll process by empowering employees to do their own payroll. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our revenue growth. Nonetheless, because Beti is designed to eliminate payroll errors that lead to billable corrections and unscheduled payroll runs, we have experienced and expect to continue to experience a reduction in these activities that would otherwise generate additional revenue for us.

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

Historically, our target client size range has been organizations with 50 to 10,000 employees. We recently expanded our target client size range to include enterprise organizations with more than 10,000 employees. While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations, increased the number of applications we offer and gained traction with larger companies. Furthermore, with the launch of our Global HCM solution and expansion of payroll services into Canada and Mexico, we expect that our ability to serve organizations with international employees makes our solution more attractive to larger companies, many of which have a global presence. We believe larger employers represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. A multitude of macroeconomic pressures, such as inflation and rising interest rates, impact our clients’ hiring practices to varying degrees and, in turn, impact our revenues. Generally, we expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market.

We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. Those collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, U.S. treasury securities, certificates of deposit and commercial paper until they are paid to the applicable tax or regulatory agencies or to client employees. As we introduce new applications, expand our client base and renew and expand relationships with existing clients, we expect our average funds held for clients balance and, accordingly, interest earned on funds held for clients, will increase; however, the amount of interest we earn can be positively or negatively impacted by changes in interest rates.

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

We believe the challenges of managing the ever-changing complexity of payroll and human resources will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, changes to the minimum wage laws or overtime rules, and legislation from federal, state or municipal taxation authorities. The market for HCM software is highly competitive, rapidly evolving and fragmented, and we expect competition to continue to intensify as new market entrants emerge and increasingly aggressive pricing strategies persist.

Our revenues are seasonal in nature and generally we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year. Recurring revenues include revenues relating to the annual processing of payroll tax filing forms and Affordable Care Act form filing requirements and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. As payroll tax forms are typically processed in the first quarter of the year, first quarter recurring revenues and margins are positively impacted. In addition, unscheduled payroll runs at the end of the year often result in increased recurring revenues in the fourth quarter. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

For the three months ended September 30, 2023 and 2022, our total gross margins were approximately 83% and 84%, respectively. For the nine months ended September 30, 2023 and 2022, our total gross margins were approximately 84% and 85%, respectively. Although our gross margins may fluctuate from quarter to quarter due to seasonality and hiring trends, we expect that our gross margins will remain relatively consistent in future periods.

Results of Operations

The following table sets forth certain consolidated statements of comprehensive income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023		2022		% Change	2023		2022		% Change
Revenues
Recurring	$398,763	98.1%	$328,150	98.2%	21.5%	$1,237,706	98.3%	$987,848	98.3%	25.3%
Implementation and other	7,540	1.9%	6,017	1.8%	25.3%	21,373	1.7%	16,762	1.7%	27.5%
Total revenues	406,303	100.0%	334,167	100.0%	21.6%	1,259,079	100.0%	1,004,610	100.0%	25.3%
Cost of revenues
Operating expenses	55,600	13.7%	44,169	13.2%	25.9%	163,302	13.0%	122,265	12.2%	33.6%
Depreciation and amortization	13,341	3.3%	10,935	3.3%	22.0%	38,299	3.0%	31,405	3.1%	22.0%
Total cost of revenues	68,941	17.0%	55,104	16.5%	25.1%	201,601	16.0%	153,670	15.3%	31.2%
Administrative expenses
Sales and marketing	101,162	24.9%	91,114	27.3%	11.0%	311,171	24.7%	253,834	25.3%	22.6%
Research and development	51,864	12.8%	40,366	12.1%	28.5%	143,651	11.4%	108,774	10.8%	32.1%
General and administrative	71,827	17.7%	60,693	18.1%	18.3%	213,397	16.9%	179,109	17.8%	19.1%
Depreciation and amortization	15,608	3.8%	12,625	3.8%	23.6%	44,660	3.6%	36,378	3.6%	22.8%
Total administrative expenses	240,461	59.2%	204,798	61.3%	17.4%	712,879	56.6%	578,095	57.5%	23.3%
Total operating expenses	309,402	76.2%	259,902	77.8%	19.0%	914,480	72.6%	731,765	72.8%	25.0%
Operating income	96,901	23.8%	74,265	22.2%	30.5%	344,599	27.4%	272,845	27.2%	26.3%
Interest expense	(222)	-0.1%	(1,018)	-0.3%	-78.2%	(1,661)	-0.1%	(1,587)	-0.2%	4.7%
Other income (expense), net	5,362	1.4%	2,041	0.6%	162.7%	17,549	1.3%	4,331	0.4%	305.2%
Income before income taxes	102,041	25.1%	75,288	22.5%	35.5%	360,487	28.6%	275,589	27.4%	30.8%
Provision for income taxes	26,822	6.6%	23,135	6.9%	15.9%	101,456	8.0%	74,151	7.3%	36.8%
Net income	$75,219	18.5%	$52,153	15.6%	44.2%	$259,031	20.6%	$201,438	20.1%	28.6%

Revenues

The increase in total revenues for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily the result of the addition of new clients and productivity and efficiency gains in mature sales offices, which are offices that have been open for at least 24 months, and the sale of additional applications to our existing clients. In addition, the performance of our tax forms filing business in the first quarter contributed to the increase in total revenues for the nine months ended September 30, 2023 as compared to the same period in 2022. Because we charge our clients on a per-employee basis for certain services we provide, the drivers of revenue for the three and nine months ended September 30, 2023 described above were impacted by the headcount fluctuations within our client base. Additionally, rising interest rates and a higher average funds held for clients balance during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue.

The increase in implementation and other revenues for the three and nine months ended September 30, 2023 from the same periods in 2022 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the ten-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended September 30, 2023, operating expenses increased from the comparable prior year period by $11.4 million, primarily due to a $9.8 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $0.7 million increase in automated clearing house fees related to increased revenues and a $0.4 million increase in shipping and supplies fees. Depreciation and amortization expense increased $2.4 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

During the nine months ended September 30, 2023, operating expenses increased from the comparable prior year period by $41.0 million, primarily due to a $35.3 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $3.0 million increase in shipping and supplies fees and a $1.4 million increase in automated clearing house fees related to increased revenues. Depreciation and amortization expense increased $6.9 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2023, sales and marketing expenses increased from the comparable prior year period by $10.0 million due to a $13.7 million increase in employee-related expenses, including commissions and bonuses, which were partially offset by a $3.7 million decrease in marketing and advertising expense primarily attributable to the timing of specific projects.

During the nine months ended September 30, 2023, sales and marketing expenses increased from the comparable prior year period by $57.3 million due to a $47.6 million increase in employee-related expenses, including commissions and bonuses, and a $9.7 million increase in marketing and advertising expense attributable to increased spending across most components of our marketing program.

Research and Development

During the three and nine months ended September 30, 2023, research and development expenses increased from the comparable prior year periods due to increases in employee-related expenses of $11.5 million and $34.9 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period, such as our recently announced international expansion, directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Capitalized portion of research and development	$26,578	$16,995	56%	$70,809	$48,835	45%
Expensed portion of research and development	51,864	40,366	28%	143,651	108,774	32%
Total research and development costs	$78,442	$57,361	37%	$214,460	$157,609	36%

General and Administrative

During the three months ended September 30, 2023, general and administrative expenses increased $11.1 million from the comparable prior year period due an increase in employee-related expenses.

During the nine months ended September 30, 2023, general and administrative expenses increased $34.3 million from the comparable prior year period due to a $30.0 million increase in employee-related expenses and a $4.3 million increase in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Non-cash stock-based compensation expense
Operating expenses	$2,868	$1,396	105%	$8,606	$3,725	131%
Sales and marketing	6,851	5,280	30%	18,367	13,186	39%
Research and development	5,617	3,039	85%	17,514	8,115	116%
General and administrative	17,862	14,777	21%	51,896	45,789	13%
Total non-cash stock-based compensation expense	$33,198	$24,492	36%	$96,383	$70,815	36%

Depreciation and Amortization

During the three and nine months ended September 30, 2023, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decrease in interest expense for the three months ended September 30, 2023, as compared to the prior year period, was primarily due to the timing of our expansion project at our corporate headquarters, which resulted in a higher capitalization rate of interest in 2023.

The increase in interest expense for the nine months ended September 30, 2023, as compared to the prior year period, was due to the timing of our entrance into the Credit Agreement (as defined below) on July 29, 2022.

Other Income (Expense), net

The increases in other income (expense), net for the three and nine months ended September 30, 2023 were primarily due to income earned on our corporate funds of $6.5 million and $17.9 million, respectively. For the three and nine months ended September 30, 2022, we earned income on our corporate funds of $1.5 million and $2.1 million, respectively. Additionally, as a result of the termination of the Term Loan Facility (as defined below), we incurred a loss on the extinguishment of debt of $1.2 million in the three and nine months ended September 30, 2023, which consisted of the write-off of unamortized debt issuance costs. See Note 6 for additional information.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 28.1% and 26.9% for the nine months ended September 30, 2023 and 2022, respectively. The increase in effective tax rate for the nine months ended September 30, 2023 was related to a decrease of excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts, money market funds and certificates of deposit. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of September 30, 2023, we have $29.0 million of outstanding borrowings under the Revolving Credit Facility.

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. Although we have funded most of the costs for construction projects at our corporate headquarters and other facilities from available cash, we have incurred indebtedness for a portion of these costs. We are funding our current expansion projects from available cash. Further, to date, all cash dividends and purchases under our stock repurchase plans have been funded from available cash. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

Credit Agreement. On July 29, 2022, we entered into a new credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent. The Credit Agreement initially provided for the Revolving Credit Facility in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The Credit Agreement also initially provided for a $750.0 million senior secured delayed draw term loan facility (the “Term Loan Facility”). As discussed below, the Term Loan Facility was terminated on July 28, 2023. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”).

The borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the Revolving Credit Facility and, prior to its termination, a quarterly ticking fee on the daily amount of the undrawn portion of the Term Loan Facility, in each case at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. We are also required to pay customary letter of credit fees upon drawing any letter of credit.

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.75 to 1.0 initially, stepping down to 3.0 to 1.0 at intervals thereafter.

On July 29, 2022, we borrowed $29.0 million under the Revolving Credit Facility to repay the outstanding indebtedness under our prior credit facility, along with accrued interest, expenses and fees. The loan bears interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%.

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

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of September 30, 2023, there was $1.0 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the nine months ended September 30, 2023, we repurchased an aggregate of 303,401 shares of our common stock at an average cost of $288.77 per share, including 43,891 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $12.6 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes dividend activity during 2023.

Declaration Date	Record Date	Payment Date	Per Share Dividend		Total Cash Dividends Paid(1)
October 30, 2023	November 27, 2023	December 11, 2023	$0.375	$	―(2)
July 31, 2023	August 28, 2023	September 11, 2023	0.375		21,636
May 15, 2023	May 30, 2023	June 12, 2023	0.375		21,731

(1)
All unvested equity incentive awards currently outstanding are entitled to receive dividends or dividend equivalents, provided that such dividends or dividend equivalents are withheld by the Company and distributed to the applicable holder upon vesting of the award. Dividends declared, as reported in the consolidated statements of stockholders’ equity, includes dividends and dividend equivalents payable to holders of unvested equity incentive awards and, as a result, exceeds the amount of total cash dividends paid presented in this column.
(2)
The total cash dividend to be paid on December 11, 2023 will be determined based on the number of shares outstanding as of November 27, 2023.

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

As our business grows, we expect our capital expenditures and our investment activity to continue to increase. For example, we estimate that the total cost of the current expansion project at our corporate headquarters will be between $70 million and $75 million. Capital expenditures related to this expansion began in the fourth quarter of 2021 and we expect construction to be completed in the first quarter of 2024. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

As part of our payroll and payroll tax filing services, we collect funds from our clients for federal, state and local employment taxes, which we remit to the appropriate tax agencies. We typically invest these funds in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities from which we earn interest income during the period between their receipt and disbursement.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which can vary significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars, and therefore such balance changes from period to period in accordance with the timing of each payroll cycle.

Our cash flows from financing activities are also affected by the extent to which we use available cash to purchase shares of common stock under our stock repurchase plan as well as equity incentive award vesting events that result in net share settlements and the Company paying withholding taxes on behalf of certain employees. Additionally, we intend to continue to pay a quarterly cash dividend, subject to the discretion of the Board of Directors.

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	% Change
Net cash provided by (used in):
Operating activities	$350,569	$236,647	48%
Investing activities	(135,642)	(32,028)	324%
Financing activities	(437,693)	(198,871)	120%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(222,766)	$5,748	-3976%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2023 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the nine months ended September 30, 2022, our operating cash flows for the nine months ended September 30, 2023 were positively impacted by the growth of our business.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2023 increased from the comparable prior year period due to a $303.7 million decrease in proceeds from investments from funds held for clients and a $43.7 million increase in purchases of property and equipment, which were partially offset by a $243.7 million decrease in purchases of investments from funds held for clients and a $0.1 million increase in proceeds from the sale of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023 increased from the comparable prior year period primarily due to the impact of a $213.6 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, the payment of $43.4 million in cash dividends, a decrease in proceeds from the issuance of debt of $29.0 million and a $7.6 million increase in withholding taxes paid related to net share settlements. The increase in cash flows used in financing activities was partially offset by a $29.3 million decrease in payments of long-term debt, a $19.7 million decrease in repurchases of common stock, and a $5.8 million decrease in payment of debt issuance costs.

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

Non-GAAP Financial Measures

Management uses adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any), the change in fair value of our interest rate swap and any loss on the extinguishment of debt and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any), the change in fair value of our interest rate swap and any loss on the extinguishment of debt, all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making. We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP. In addition, adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, repurchasing common stock and other purposes. Management believes that the non-GAAP measures presented in this Form 10-Q, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income to adjusted EBITDA:
Net income	$75,219	$52,153	$259,031	$201,438
Interest expense	222	1,018	1,661	1,587
Provision for income taxes	26,822	23,135	101,456	74,151
Depreciation and amortization	28,949	23,560	82,959	67,783
EBITDA	131,212	99,866	445,107	344,959
Non-cash stock-based compensation expense	33,198	24,492	96,383	70,815
Loss on extinguishment of debt	1,222	—	1,222	—
Change in fair value of interest rate swap	—	1,668	—	—
Adjusted EBITDA	$165,632	$126,026	$542,712	$415,774

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income to non-GAAP net income:
Net income	$75,219	$52,153	$259,031	$201,438
Non-cash stock-based compensation expense	33,198	24,492	96,383	70,815
Loss on extinguishment of debt	1,222	—	1,222	—
Change in fair value of interest rate swap	—	1,668	—	—
Income tax effect on non-GAAP adjustments	(7,263)	(4,882)	(17,347)	(15,180)
Non-GAAP net income	$102,376	$73,431	$339,289	$257,073

Weighted average shares outstanding:
Basic	57,825	57,865	57,871	57,949
Diluted	57,966	58,033	58,056	58,193

Earnings per share, basic	$1.30	$0.90	$4.48	$3.48
Earnings per share, diluted	$1.30	$0.90	$4.46	$3.46
Non-GAAP net income per share, basic	$1.77	$1.27	$5.86	$4.44
Non-GAAP net income per share, diluted	$1.77	$1.27	$5.84	$4.42

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.30	$0.90	$4.48	$3.48
Non-cash stock-based compensation expense	0.57	0.42	1.67	1.22
Loss on extinguishment of debt	0.02	—	0.02	—
Change in fair value of interest rate swap	—	0.03	—	—
Income tax effect on non-GAAP adjustments	(0.12)	(0.08)	(0.31)	(0.26)
Non-GAAP net income per share, basic	$1.77	$1.27	$5.86	$4.44

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.30	$0.90	$4.46	$3.46
Non-cash stock-based compensation expense	0.57	0.42	1.66	1.22
Loss on extinguishment of debt	0.02	—	0.02	—
Change in fair value of interest rate swap	—	0.03	—	—
Income tax effect on non-GAAP adjustments	(0.12)	(0.08)	(0.30)	(0.26)
Non-GAAP net income per share, diluted	$1.77	$1.27	$5.84	$4.42

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of September 30, 2023, we had corporate cash and cash equivalents totaling $484.0 million and funds held for clients cash and cash equivalents totaling $1.7 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $197.0 million included within funds held for clients on the consolidated balance sheets as of September 30, 2023. Our available-for-sale securities consisted of U.S. treasury securities with an original maturity greater than one year and certificates of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

Our investments are subject to market risk due to changes in interest rates. The market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. We classify all debt securities as available-for-sale and, as a result, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are determined to be nonrecoverable. To date, we have not recorded any credit impairment losses on our portfolio.

As of September 30, 2023, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $22.0 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. Interest earned on funds held for clients is included in recurring revenues in the consolidated statements of comprehensive income. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $2.0 million reduction in the aggregate market value of our fixed rate securities as of September 30, 2023. An immediate decrease in interest rates of 100 basis points would have resulted in a $2.0 million increase in the aggregate market value of our fixed rate securities as of September 30, 2023. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of September 30, 2023, we had $29.0 million of indebtedness outstanding under the Revolving Credit Facility. Our borrowings under the Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate for the interest period in effect plus 1.25%, and as a result, we may be exposed to increased interest rate risk. As of September 30, 2023, a hypothetical 100 basis point change in the applicable reference rates would result in a less than $1.0 million change in our interest expense over the ensuing 12-month period. Please refer to Note 6, “Debt” for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our security measures are breached, or unauthorized access to our clients’ or their employees’ or potential employees’ sensitive data is otherwise obtained, our solution may not be perceived as being secure, clients may reduce the use of or stop using our solution, our ability to attract new clients may be harmed and we may incur significant liabilities.

Our solution involves the collection, storage and transmission of clients’ and their employees’ and potential employees’ confidential and proprietary information, including personal identifying information, as well as financial and payroll data. HCM software is often targeted in cyber attacks, including computer viruses, worms, phishing attacks, malicious software programs and other information security breaches, which could result in unauthorized access to or release, gathering, monitoring, misuse, loss or destruction of our or our clients’ sensitive data or otherwise disrupt our or our clients’ business operations. If cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our or our clients’ sensitive data may be compromised. Further, certain of our employees have access to sensitive information about our clients’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

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

As we continue to enhance our solution to serve clients located outside of the United States, our business will be subject to risks associated with international operations.

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

Our background check business is subject to significant governmental regulation, and changes in law or regulation, or a failure to correctly identify, interpret, comply with and reconcile the laws and regulations to which it is subject, could materially adversely affect our revenue or profitability.

We offer a background screening application called Enhanced Background Checks. In the course of providing background checks, we search and report public and non-public consumer information and records, including criminal records, employment and education history, credit history, driving records and drug screening results. Consequently, we are subject to extensive, evolving and often complex laws and governmental regulations, such as the Fair Credit Reporting Act (the “FCRA”), the Drivers’ Privacy Protection Act, state consumer reporting agency laws, state licensing and registration requirements, and various other foreign, federal, state and local laws and regulations. These laws and regulations set forth restrictions and process requirements concerning what may be reported about an individual, when, to whom, and for what purposes, and how the subjects of background checks are to be treated. Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Such increase in restrictions and compliance costs could negatively affect our ability to provide other services expected by our clients and adversely affect our offerings and revenue.

Changes in law, regulation, or administrative enforcement and interpretations or other limitations and prohibitions related to the provision of consumer information and records could materially adversely affect our revenue and profitability. For example, numerous state and local authorities have implemented “ban the box” and “fair chance” hiring laws that limit or prohibit employers from inquiring or using a candidate’s criminal history to make employment decisions and many of these authorities have in recent years amended these laws to increase the restrictions on the use of such information. In addition, redaction of personal identifying information in criminal records (such as date of birth), and court rules or lawsuits that limit or restrict access to identifiers in criminal records, may negatively impact our ability to perform complete criminal background checks. The enactment of new restrictive legislation and the requirements, restrictions, and limitations imposed by changing interpretations and court decisions on such laws and regulations could prevent our customers from using the full functionality of our background screening application, which may reduce demand for such solution.

We could face liability from of our background check services and the information we report or fail to report in our background checks, which may not be covered or fully covered by insurance.

We face potential liability from individuals, classes of individuals, clients or regulatory bodies for claims based on the nature, content or accuracy of our background check services and the information we use and report. Our potential exposure to lawsuits or government investigations may increase depending in part on our clients’ compliance with these laws and regulations and applicable employment laws in their procurement and use of our background checks as part of their hiring process, which is generally outside of our control. Our potential liability includes claims of non-compliance with the FCRA, U.S. state consumer reporting agency laws or regulations, foreign regulations or applicable employment laws, as well as other claims of defamation, invasion of privacy, negligence, copyright, patent or trademark infringement. In some cases we may be subject to strict liability.

We also face potential liability from our clients, and possibly third parties, in the event we fail to report information, particularly criminal records or other potentially negative information, or wrongly report such information. From time to time, we have been subject to claims and lawsuits by current and potential employees of our clients, alleging that we provided to our clients inaccurate or improper information that negatively affected the clients’ hiring decisions. Although the resolutions of these lawsuits have not had a material adverse effect on us to date, the costs of such claims, including settlement amounts or punitive damages, could be material in the future, could cause adverse publicity and reputational damage, could divert the attention of our management, could subject us to equitable remedies relating to the operation of our business and provision of services and result in significant legal expenses, all of which could have a material adverse effect on our business, financial condition and results of operations and adverse publicity, and could result in the loss of existing clients and make it difficult to attract new clients. Insurance may not be adequate to cover us for all risks to which we are exposed or may not be available to cover these claims at all. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our business, financial condition or results of operations. Additionally, we cannot be certain that our insurance coverage, including any applicable deductibles, copays and other policy limits, will continue to be available to us at a reasonable cost or will be adequate to cover any claims or lawsuits we may face in the future or that we will be able to renew our insurance policies on favorable terms, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended September 30, 2023 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023	—	$—	—	$1,088,565,000
August 1 - 31, 2023(2)	263,475	$290.16	263,475	$1,012,115,000
September 1 - 30, 2023(3)	349	$277.92	349	$1,012,018,000
Total	263,824		263,824

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
(2)
Includes 3,965 shares withheld to satisfy tax withholding for certain employees upon the vesting of equity incentive awards.
(3)
Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of equity incentive awards.

Item 5. Other Information

Insider Trading Arrangements

On August 10, 2023, Chad Richison, President, Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The 10b5-1 Plan provides for the sale of up to 250,000 shares of our common stock at specified market prices, commencing on the later of (i) November 8, 2023 and (ii) the second trading day following disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2023, and ending May 2, 2024.

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

3.2

Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 12, 2023, filed with the SEC on October 13, 2023).

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A dated March 31, 2014, filed with the SEC on March 31, 2014).

10.1

Amendment No. 2 to Credit Agreement, dated July 28, 2023, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, JPMorgan Chase Bank, N.A., as a lender, swingline lender, and issuing bank, the lenders party thereto, and JPMorgan Chase Bank, N.A. as the administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 28, 2023, filed with the SEC on August 1, 2023).

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

PAYCOM SOFTWARE, INC.

Date: November 2, 2023	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)