Form 10-Q
period 2024-03-31
Paycom Software, Inc.
filed 2024-05-02
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 23, 2024, there were 58,110,019 shares of common stock, par value of $0.01 per share, outstanding, including 1,551,322 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$371,325	$294,025
Accounts receivable	19,997	16,442
Prepaid expenses	50,809	37,613
Inventory	1,807	1,383
Income tax receivable	—	18,391
Deferred contract costs	124,397	118,206
Current assets before funds held for clients	568,335	486,060
Funds held for clients	2,727,991	2,327,366
Total current assets	3,296,326	2,813,426
Property and equipment, net	520,182	498,197
Intangible assets, net	49,136	50,112
Goodwill	51,889	51,889
Long-term deferred contract costs	712,935	680,272
Other assets	102,796	103,643
Total assets	$4,733,264	$4,197,539
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,969	$13,875
Income tax payable	17,282	—
Accrued commissions and bonuses	20,091	30,492
Accrued payroll and vacation	42,497	56,086
Deferred revenue	27,604	22,812
Accrued expenses and other current liabilities	85,438	83,302
Current liabilities before client funds obligation	213,881	206,567
Client funds obligation	2,728,431	2,328,076
Total current liabilities	2,942,312	2,534,643
Deferred income tax liabilities, net	133,454	143,750
Long-term deferred revenue	109,435	107,657
Other long-term liabilities	110,000	108,453
Total long-term liabilities	352,889	359,860
Total liabilities	3,295,201	2,894,503
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,719 and 62,675 shares issued at March 31, 2024 and December 31, 2023, respectively; 56,557 and 56,528 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	627	627
Additional paid-in capital	634,818	724,493
Retained earnings	1,697,191	1,469,981
Accumulated other comprehensive earnings (loss)	(495)	(1,039)
Treasury stock, at cost (6,162 and 6,147 shares at March 31, 2024 and December 31, 2023, respectively)	(894,078)	(891,026)
Total stockholders’ equity	1,438,063	1,303,036
Total liabilities and stockholders’ equity	$4,733,264	$4,197,539

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Recurring	$491,896	$444,421
Implementation and other	7,985	7,216
Total revenues	499,881	451,637
Cost of revenues
Operating expenses	63,670	53,085
Depreciation and amortization	14,961	12,147
Total cost of revenues	78,631	65,232
Administrative expenses
Sales and marketing	115,524	103,574
Research and development	50,509	42,669
General and administrative	(48,104)	65,605
Depreciation and amortization	17,507	14,125
Total administrative expenses	135,436	225,973
Total operating expenses	214,067	291,205
Operating income	285,814	160,432
Interest expense	(782)	(837)
Other income (expense), net	5,009	6,004
Income before income taxes	290,041	165,599
Provision for income taxes	42,854	46,303
Net income	$247,187	$119,296
Earnings per share, basic	$4.37	$2.06
Earnings per share, diluted	$4.37	$2.06
Weighted average shares outstanding:
Basic	56,546	57,867
Diluted	56,552	57,991
Comprehensive earnings:
Net income	$247,187	$119,296
Unrealized net gains on available-for-sale securities	837	1,050
Tax effect	(293)	(200)
Other comprehensive income, net of tax	544	850
Comprehensive earnings	$247,731	$120,146

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2022	62,518	$625	$576,622	$1,196,968	$(3,703)	4,651	$(587,905)	$1,182,607
Vesting of restricted stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,344	—	—	—	—	32,344
Repurchases of common stock	—	—	—	—	—	2	(626)	(626)
Net income	—	—	—	119,296	—	—	—	119,296
Other comprehensive earnings (loss), net of tax	—	—	—	—	850	—	—	850
Balances at March 31, 2023	62,525	$625	$608,966	$1,316,264	$(2,853)	4,653	$(588,531)	$1,334,471

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2023	62,675	$627	$724,493	$1,469,981	$(1,039)	6,147	$(891,026)	$1,303,036
Vesting of restricted stock	44	—	—	—	—	—	—	—
Stock-based compensation	—	—	(89,675)	—	—	—	—	(89,675)
Dividends declared ($0.375 per share)	—	—	—	(19,977)	—	—	—	(19,977)
Repurchases of common stock	—	—	—	—	—	15	(3,052)	(3,052)
Net income	—	—	—	247,187	—	—	—	247,187
Other comprehensive earnings (loss), net of tax	—	—	—	—	544	—	—	544
Balances at March 31, 2024	62,719	$627	$634,818	$1,697,191	$(495)	6,162	$(894,078)	$1,438,063

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$247,187	$119,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,468	26,272
Accretion of discount on available-for-sale securities	(73)	(124)
Non-cash marketing expense	398	418
Loss (Gain) on disposition of property and equipment	10	(13)
Amortization of debt issuance costs	276	308
Stock-based compensation expense	(93,790)	27,819
Deferred income taxes, net	(10,489)	(1,650)
Other	(100)	78
Changes in operating assets and liabilities:
Accounts receivable	(3,555)	5,041
Prepaid expenses	(13,888)	(6,984)
Inventory	182	385
Other assets	572	2,923
Deferred contract costs	(37,640)	(38,519)
Accounts payable	2,980	(4,645)
Income taxes, net	35,673	24,933
Accrued commissions and bonuses	(10,401)	(10,845)
Accrued payroll and vacation	(13,636)	(8,835)
Deferred revenue	6,570	3,386
Accrued expenses and other current liabilities	5,892	6,859
Net cash provided by operating activities	148,636	146,103
Cash flows from investing activities
Purchases of investments from funds held for clients	—	(25,000)
Proceeds from investments from funds held for clients	90,000	25,000
Purchases of property and equipment	(47,728)	(40,618)
Proceeds from sale of property and equipment	13	—
Net cash provided by (used in) investing activities	42,285	(40,618)
Cash flows from financing activities
Withholding taxes paid related to net share settlements	(3,052)	(626)
Dividends paid	(21,209)	—
Net change in client funds obligation	400,355	183,629
Net cash provided by financing activities	376,094	183,003
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	567,015	288,488
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,422,760	2,409,095
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,989,775	$2,697,583

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in thousands)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$371,325	$505,590
Restricted cash included in funds held for clients	2,618,450	2,191,993
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,989,775	$2,697,583

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$9,070	$6,991
Stock-based compensation for capitalized software	$3,589	$3,597
Right of use assets obtained in exchange for operating lease liabilities	$5,080	$1,933

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Paycom Software, Inc. (“Software”), together with its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of a comprehensive, cloud-based human capital management (“HCM”) solution delivered as Software-as-a-Service. Unless we state otherwise or the context otherwise requires, the terms “we,” “our,” “us” and the “Company” refer to Software and its consolidated subsidiaries.

We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including payroll, talent acquisition, talent management, human resources (“HR”) management and time and labor management applications.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year.

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

Seasonality

Our revenues are seasonal in nature. Generally, we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year because payroll tax filing forms and Affordable Care Act forms are typically processed in the first quarter and unscheduled payroll runs (such as bonuses) for our clients are typically concentrated in the fourth quarter. In addition, these seasonal fluctuations in recurring revenues impact operating income.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. We typically invest funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities. Short-term investments in instruments with an original maturity of less than three months are classified as cash and cash equivalents within funds held for clients in the consolidated balance sheets. Investments in instruments with an original maturity greater than three months are classified as available-for-sale securities and are also included within funds held for clients in the consolidated balance sheets.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

These available-for-sale securities are recorded at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities, and are included within comprehensive earnings (loss) in the consolidated statements of comprehensive income. Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the funds held for clients is classified as restricted cash and restricted cash equivalents and presented within the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents on the consolidated statements of cash flows.

The Company reports the cash flows related to the purchases of investments from funds held for clients and related to the proceeds from the maturities of investments from funds held for clients on a gross basis in the cash flows from investing activities section of the consolidated statements of cash flows. Additionally, the Company reports cash flows related to cash received from and paid on behalf of clients on a net basis within the net change in client funds obligation in the cash flows from financing activities section of the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of March 31, 2024, there was $796.0 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the three months ended March 31, 2024, we repurchased an aggregate of 15,681 shares of our common stock at an average cost of $194.62 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires incremental disclosures in annual and interim periods related reportable segments, and segment expenses but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are assessing the impact of this ASU on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are assessing the impact of this ASU on our consolidated financial statements and disclosures.

3.
REVENUE

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are from contracts with clients. Sales taxes and other applicable taxes are excluded from revenues.

Recurring Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Payroll includes Beti®, Payroll and Tax Management, Vault, Everyday™, Paycom Pay®, Client Action Center™, Expense Management, Mileage Tracker/FAVR, Garnishment Administration and GL Concierge applications. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credits applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue®

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

applications. Time and labor management includes Time and Attendance, Scheduling, Time-Off Requests with GONE®, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and Microfence® tools and applications. In addition, with Global HCM™, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 180 countries.

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

The contract period for substantially all contracts associated with these revenues is one month due to the fact that both we and the client typically have the unilateral right to terminate a wholly unperformed contract without compensating the other party by providing 30 days’ notice of termination. Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications. For clients who purchase multiple applications, due to the short-term nature of our contracts, we do not believe it is meaningful to separately assess and identify whether or not each application potentially represents its own, individual, performance obligation as the revenue generated from each application is recognized within the same month as the revenue from the core payroll application. Similarly, we do not believe it is meaningful to individually determine the standalone selling price for each application. We consider the total price charged to a client in a given period to be indicative of the standalone selling price, as the total amount charged is within a reasonable range of prices typically charged for our goods and services for comparable classes of client groups, which we periodically assess for price adjustments.

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

Implementation and Other Revenues

Implementation and other revenues consist of nonrefundable upfront conversion fees, which are charged to new clients to offset the expense of new client set-up as well as revenues from the sale of time clocks as part of our Time and Attendance application. Although these revenues are related to our recurring revenues, they represent distinct performance obligations.

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client. However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we have with clients, the standalone selling price of the client’s option to renew the contract approximates the dollar amount of the nonrefundable upfront fee. The nonrefundable upfront fee is typically collected upon contract inception and is deferred and recognized ratably over the estimated renewal period (i.e., 10-year estimated client life).

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

Changes in deferred revenue related to material rights for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$130,469	$117,416
Recognition of revenue included in beginning of period balance	(5,723)	(5,086)
Contract balance, net of revenue recognized during the period	12,293	8,472
Balance, end of period	$137,039	$120,802

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We expect to recognize $22.1 million of deferred revenue related to material rights in the remainder of 2024, $22.1 million in 2025, and $92.8 million thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with clients are accounted for utilizing a portfolio approach and are capitalized and amortized ratably over the expected period of benefit, which we have determined to be the estimated life of the client relationship of 10 years. The expected period of benefit has been determined to be the estimated life of the client relationship primarily because we incur no new costs to obtain, or costs to fulfill, a contract upon renewal of such contract. Additional commission costs may be incurred when an existing client purchases additional applications; however, these commission costs relate solely to the additional applications purchased and are not related to contract renewal. Furthermore, additional fulfillment costs associated with existing clients purchasing additional applications are minimized by our seamless single-database platform. These assets are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income.

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$378,467	$33,843	$(15,380)	$396,930
Costs to fulfill a contract	$420,011	$35,557	$(15,166)	$440,402

	As of and for the Three Months Ended March 31, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$325,457	$31,497	$(12,963)	$343,991
Costs to fulfill a contract	$338,895	$33,649	$(11,956)	$360,588

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31, 2024	December 31, 2023
Property and equipment
Software and capitalized software development costs	$401,431	$371,665
Buildings	179,933	179,874
Computer equipment	172,081	164,856
Rental clocks	43,755	42,364
Furniture, fixtures and equipment	32,657	32,413
Other	18,508	18,500
	848,365	809,672
Less: accumulated depreciation and amortization	(468,352)	(437,291)
	380,013	372,381
Construction in progress	106,373	92,020
Land	33,796	33,796
Property and equipment, net	$520,182	$498,197

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40. For the three months ended March 31, 2024 and 2023, we capitalized $29.8 million and $21.4 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the three months ended March 31, 2024 and 2023, we incurred interest costs of $0.8 million and $1.4 million, respectively, of which we capitalized $0.0 million and $0.5 million, respectively. Included in the construction in progress balance at March 31, 2024 and December 31, 2023 is $2.0 million and $4.2 million in retainage, respectively.

Depreciation and amortization expense for property and equipment was $31.5 million and $25.3 million for the three months ended March 31, 2024 and 2023, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both March 31, 2024 and December 31, 2023, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2023, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of March 31, 2024 and December 31, 2023, there were no indicators of impairment.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	March 31, 2024
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	12.6	$60,199	$(11,063)	$49,136
Total		$60,199	$(11,063)	$49,136

	December 31, 2023
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	12.8	$60,199	$(10,087)	$50,112
Total		$60,199	$(10,087)	$50,112

Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was $1.0 million. We estimate the aggregate amortization expense will be $2.9 million for the remainder of 2024 and $3.9 million for each of 2025, 2026, 2027, 2028 and 2029.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

6.
LONG-TERM DEBT

On July 29, 2022 (the “Facility Closing Date”), Paycom Payroll, LLC, Software, and certain other subsidiaries of Software (collectively, the “Loan Parties”) entered into a credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent.

The Credit Agreement initially provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The Credit Agreement also initially provided for a senior secured delayed draw term loan (the “Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $3.7 million as of March 31, 2024 are included in other assets on our consolidated balance sheets.

On the Facility Closing Date, we borrowed $29.0 million under the Revolving Credit Facility to repay the outstanding indebtedness under our prior credit facility, along with accrued interest, expenses and fees. The loan bore interest at the Adjusted Term SOFR Rate (as defined below) for the interest period in effect plus 1.25%.

On July 28, 2023, the Loan Parties entered into Amendment No. 2 to Credit Agreement with the Lenders, pursuant to which, among other things, (i) the aggregate revolving commitments under the Revolving Credit Facility were increased from $650.0 million to $1.0 billion, (ii) the Term Loan Facility was terminated and (iii) the Credit Agreement was amended in contemplation of the formation and future operating activities of the Paycom Client Trust (the “Client Trust”) and Paycom National Trust Bank, NA (the “Trust Bank”). The Company intends to form the Client Trust to hold client payroll and related funds and the Trust Bank to serve as trustee of the Client Trust. We did not make any draws under the Term Loan Facility prior to its termination on July 28, 2023. At the time of termination, unamortized debt issuance costs totaling $1.2 million were written off and recognized as a loss on extinguishment of debt, which was included in other income, net in the consolidated statements of comprehensive income.

On November 21, 2023, we fully repaid the outstanding indebtedness under the Revolving Credit Facility. As of March 31, 2024, there was no debt outstanding under the Revolving Credit Facility.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (x) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (the “Adjusted Term SOFR Rate”) or (y) the daily SOFR plus 0.10%, in each case plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.5% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date. We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the Revolving Credit Facility at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0, stepping down to 3.25 to 1.0 as of December 31, 2024 and 3.0 to 1.0 as of December 31, 2025, and thereafter. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of March 31, 2024, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	March 31, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$371,325	$—	$—	$371,325
Funds held for clients cash and cash equivalents	2,618,450	—	—	2,618,450
Available-for-sale securities(1):
U.S. treasury securities	109,960	—	(419)	109,541
Total investments	$3,099,735	$—	$(419)	$3,099,316

	December 31, 2023
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$294,025	$—	$—	$294,025
Funds held for clients cash and cash equivalents	2,128,735	—	—	2,128,735
Available-for-sale securities(1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,887	—	(1,256)	173,631
Total investments	$2,622,647	$—	$(1,256)	$2,621,391

(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2024, are as follows:

	March 31, 2024
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$—	$(419)	$109,541	$(419)	$109,541
Total	$—	$—	$(419)	$109,541	$(419)	$109,541

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the three months ended March 31, 2024 or 2023. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended March 31, 2024 or 2023.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the three months ended March 31, 2024 or 2023. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. The U.S. treasury securities held a rating of AA+ as of March 31, 2024.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Expected maturities of available-for-sale securities at March 31, 2024 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$109,960	$109,541
One year to five years	$—	$—
Total available-for-sale securities	$109,960	$109,541

8.
FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client funds obligation approximates fair value. See Note 6 for discussion of the fair value of our debt.

Our corporate investments consist primarily of money market funds and demand deposit accounts and are classified as cash and cash equivalents on the consolidated balance sheets.

As discussed in Note 2, we typically invest the funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities. Short-term investments in instruments with an original maturity of less than three months are classified as cash and cash equivalents within funds held for clients in the consolidated balance sheets. Investments in instruments with an original maturity greater than three months are classified as available-for-sale securities and are also included within funds held for clients in the consolidated balance sheets. These available-for-sale securities are recognized at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 7 for additional information.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$109,541	$—	$109,541

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$173,631	$—	$173,631

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $4.6 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively.

The Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 37,629 and 26,587 shares of the Company’s common stock under the ESPP during the three months ended March 31, 2024 and 2023, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.9 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$247,187	$119,296
Denominator:
Basic weighted average shares outstanding	56,546	57,867
Dilutive effect of unvested restricted stock and restricted stock units	6	124
Diluted weighted average shares outstanding	56,552	57,991
Earnings per share:
Basic	$4.37	$2.06
Diluted	$4.37	$2.06

11.
STOCK-BASED COMPENSATION

Restricted Stock Awards

During the three months ended March 31, 2024, we issued an aggregate of 638,447 restricted shares of common stock under the Paycom Software, Inc. 2023 Long-Term Incentive Plan (the “2023 LTIP”), consisting of 187,078 shares subject to market-based vesting conditions (“Market-Based Shares”) and 451,369 shares subject to time-based or no vesting conditions (“Time-Based Shares”). Generally, Market-Based Shares will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the twenty consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $222 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $251 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement. Generally, the Time-Based Shares granted to non-executive employees will vest over approximately four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement. The Time-Based Shares include 4,104 shares of common stock granted to Chris G. Thomas in connection with his appointment as Co-Chief Executive Officer of the Company effective February 7, 2024.

In connection with the Co-Chief Executive Officer transition, the Company and Chad Richison entered into a letter agreement pursuant to which, among other things, Mr. Richison acknowledged and agreed that the change in his position from Chief Executive Officer to Co-Chief Executive Officer triggered the forfeiture of 1,610,000 shares of restricted stock granted to him on November 23, 2020 (the “2020 CEO Performance Award”) in accordance with the terms of the award. As a result, on February 7, 2024, 1,610,000

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

shares of restricted stock were forfeited to the Company and $117.5 million of previously recognized compensation costs that were recorded in reporting periods prior to 2024 were reversed to additional paid-in capital in the consolidated balance sheets and to general and administrative expenses in the consolidated statements of comprehensive income.

The following table summarizes restricted stock awards activity for the three months ended March 31, 2024:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2023	904.0	$293.74	1,745.5	$124.38
Granted	451.4	$185.46	187.1	$167.48
Vested	(36.7)	$265.98	—	$—
Forfeited	(37.8)	$290.52	(1,620.3)	$110.53
Unvested shares of restricted stock outstanding at March 31, 2024	1,280.9	$256.48	312.3	$222.04

Restricted Stock Units

During the three months ended March 31, 2024, we issued the following restricted stock unit awards to certain of our executive officers, in each case subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock unit award agreement: (i) an aggregate of 41,230 performance-based restricted stock units (“PSUs”), with the number of shares deliverable upon vesting of such PSUs to be determined based on achievement of a pre-established revenue performance goal for the one-year performance period from January 1, 2024 to December 31, 2024; (ii) an aggregate of 26,230 time-based restricted stock units (“RSUs”) vesting in three equal annual tranches over a period of approximately three years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date; and (iii) 17,209 RSUs, with 24% vesting in February 2025, 24% vesting in February 2026 and 52% vesting in February 2027, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date. The PSUs will be eligible to vest no later than 60 days following the end of the performance period, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

During the three months ended March 31, 2024, 75,464 PSUs (consisting of PSUs granted to certain executive officers in 2021, 2022 and 2023) were eligible to vest based on the Company’s performance during a performance period ended December 31, 2023. On February 5, 2024, we issued 4,472 shares of common stock upon the vesting of PSUs awarded to Mr. Boelte in May 2023. The number of shares delivered upon vesting of such PSUs was determined based on the Company’s achievement of an adjusted EBITDA performance goal. With respect to all other PSUs eligible to vest based on the Company’s performance during a performance period ended December 31, 2023, the relevant performance goals were not achieved and, as a result, none of such PSUs vested and all were forfeited.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes PSU and RSU activity for the three months ended March 31, 2024:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2023	9.2	$300.74	37.2	$308.05
Granted	43.4	$190.41	41.2	$189.95
Vested	(2.9)	$297.55	(4.4)	$288.77
Forfeited	—	$—	—	$—
Unvested restricted stock units outstanding at March 31, 2024(1)	49.7	$204.52	74.0	$243.38

(1)
A maximum of 123,078 shares could be delivered upon settlement of PSUs based upon the Company’s achievement of the applicable performance goals over the applicable performance periods.

For the three months ended March 31, 2024, the Company recognized stock-based compensation expense, inclusive of forfeitures, that totaled a net benefit of $93.8 million. For the three months ended March 31, 2023, our total stock-based compensation expense was $27.8 million.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards (including RSUs and PSUs) as of March 31, 2024.

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$270,863	$10,581
Weighted average period for recognition (years)	2.8	1.5

We capitalized stock-based compensation costs related to software developed for internal use of $3.6 million for the three months ended March 31, 2024 and 2023, respectively.

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

12.
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

13.
INCOME TAXES

The Company’s effective income tax rate was 14.8% and 28.0% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024 was primarily attributable to the tax benefit related to the forfeiture of the 2020 CEO Performance Award in February 2024.

14.
SUBSEQUENT EVENTS

Sales Leadership Transition

In connection with her promotion to Executive Vice President of Sales, the Company granted to Amy Walker an award of 4,000 target PSUs (the “Walker Award”), effective April 4, 2024. The Walker Award is subject to the terms and conditions of the 2023 LTIP and an award agreement that provides for performance-based vesting based on achievement of revenue performance goals for the performance period that began January 1, 2024 and ends December 31, 2024. Pursuant to the applicable award agreement, 75% of

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

the Walker Award will vest if the threshold performance level is achieved, 100% of the Walker Award will vest if the target performance level is achieved and 125% of the Walker Award will vest if the maximum performance level is achieved.

Holly Faurot, the Company’s former Chief Sales Officer, transitioned to a non-employee consulting role. In connection with this transition, Ms. Faurot entered into an Independent Consultant and Services Agreement with Software’s wholly owned subsidiary, Paycom Payroll, LLC, and a Release and Award Cancellation and Acceleration Agreement (the “Release Agreement”) with Software, each dated April 4, 2024.

Pursuant to the Release Agreement, Ms. Faurot agreed to, among other things, the cancellation of (i) 30,370 unvested shares of restricted stock, (ii) 5,902 unvested RSUs and (iii) 10,782 unvested PSUs. As consideration for the cancellation of the specified unvested equity incentive awards and a release of claims, the Company accelerated vesting of 3,000 shares of time-based restricted stock previously granted to Ms. Faurot under the 2023 LTIP, effective April 4, 2024.

Director Equity Compensation

On April 29, 2024, the Company issued an aggregate of 7,296 restricted shares of common stock to the non-employee members of the Board of Directors under the 2023 LTIP. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary of the date of grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2024, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2023, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our corporate headquarters and other facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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

Overview

We are a leading provider of a comprehensive, cloud-based human capital management (“HCM”) solution delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including payroll, talent acquisition, talent management, human resources management and time and labor management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. We do not require clients to enter into long-term contractual commitments with us. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the three months ended March 31, 2024. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

Historically, our target client size range has been organizations with 50 to 10,000 employees. In 2023, we expanded our target client size range to include organizations with more than 10,000 employees. While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. Furthermore, with the launch of our Global HCM solution and expansion of payroll services into certain international markets, we expect that our ability to serve organizations with international employees makes our solution more attractive to larger companies, many of which have a global presence. We believe larger employers represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. A multitude of macroeconomic pressures, such as inflation and rising interest rates, impact our clients’ hiring practices to varying degrees and, in turn, impact our revenues. Generally, we expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. For example, the performance of our pre-employment services offerings is sensitive to changes in hiring trends and we believe it will reflect the current slowdown in hiring among U.S. employers.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses. Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases. Furthermore, execution of our international expansion strategy requires considerable investment. As a result, we have experienced and expect to continue to experience pressure on our margins as we hire to support growth.

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

Our revenues are seasonal in nature. Generally, we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year because payroll tax filing forms and Affordable Care Act forms are typically processed in the first quarter and unscheduled payroll runs (such as bonuses) for our clients are typically concentrated in the fourth quarter. In addition, these seasonal fluctuations in recurring revenues impact operating income.

Results of Operations

The following table sets forth certain consolidated statements of comprehensive income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2024		2023		% Change
Revenues
Recurring	$491,896	98.4%	$444,421	98.4%	10.7%
Implementation and other	7,985	1.6%	7,216	1.6%	10.7%
Total revenues	499,881	100.0%	451,637	100.0%	10.7%
Cost of revenues
Operating expenses	63,670	12.7%	53,085	11.8%	19.9%
Depreciation and amortization	14,961	3.0%	12,147	2.6%	23.2%
Total cost of revenues	78,631	15.7%	65,232	14.4%	20.5%
Administrative expenses
Sales and marketing	115,524	23.1%	103,574	22.9%	11.5%
Research and development	50,509	10.1%	42,669	9.4%	18.4%
General and administrative	(48,104)	-9.6%	65,605	14.5%	-173.3%
Depreciation and amortization	17,507	3.5%	14,125	3.2%	23.9%
Total administrative expenses	135,436	27.1%	225,973	50.0%	-40.1%
Total operating expenses	214,067	42.8%	291,205	64.4%	-26.5%
Operating income	285,814	57.2%	160,432	35.6%	78.2%
Interest expense	(782)	-0.2%	(837)	-0.2%	-6.6%
Other income (expense), net	5,009	1.0%	6,004	1.3%	-16.6%
Income before income taxes	290,041	58.0%	165,599	36.7%	75.1%
Provision for income taxes	42,854	8.6%	46,303	10.3%	-7.4%
Net income	$247,187	49.4%	$119,296	26.4%	107.2%

Revenues

The increase in recurring revenues for the three months ended March, 31 2024 compared to the same period in 2023 was primarily the result of the addition of new clients in our target market range, increased revenue per client, and the realization of pricing strategies. We believe that a decrease in the sale of additional applications to existing clients, as well as the continuing impact of Beti-driven reductions in billable corrections and unscheduled payroll runs, adversely affected the magnitude of the period-over-period increase in revenues. Increased interest rates and a higher average funds held for clients balance during the three months ended March 31, 2024 as compared to the same period in 2023, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue. The average daily balance of funds held for clients was $2.6 billion and $2.4 billion for the three months ended March 31, 2024 and 2023, respectively.

The increase in implementation and other revenues for the three months ended March 31, 2024 from the same period in 2023 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the 10-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended March 31, 2024, operating expenses increased from the comparable prior year period by $10.6 million, primarily due to a $8.0 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $1.4 million increase in automated clearing house fees related to increased revenues and a $0.9 million increase in shipping and supplies fees. Depreciation and amortization expense increased $2.8 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other related fixed assets.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2024, sales and marketing expenses increased from the comparable prior year period by $12.0 million due to a $8.8 million increase in employee-related expenses, including commissions and bonuses, and a $3.2 million increase in marketing and advertising expense attributable to increased spending across many components of our marketing program.

Research and Development

During the three months ended March 31, 2024, research and development expenses increased from the comparable prior year period due to increases in employee-related expenses of $7.8 million.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period, such as our international expansion, directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change
Capitalized portion of research and development	$29,846	$21,353	40%
Expensed portion of research and development	50,509	42,669	18%
Total research and development costs	$80,355	$64,022	26%

General and Administrative

During the three months ended March 31, 2024, general and administrative expenses decreased $113.7 million from the comparable prior year period due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award (the “2020 CEO Performance Award”) upon Chad Richison’s transition to Co-Chief Executive Officer, which was partially offset by a $3.0 million increase in other employee-related expenses and a $0.8 million increase in accounting and legal expenses. See Note 11 for additional information.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2024	2023	% Change
Operating expenses	$2,991	$2,385	25%
Sales and marketing	5,494	5,476	0%
Research and development	5,370	5,258	2%
General and administrative	(107,645)	14,700	-832%
Total non-cash stock-based compensation expense	$(93,790)	$27,819	-437%

Depreciation and Amortization

During the three months ended March 31, 2024, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2024, as compared to the prior year period, was primarily attributed to the repayment of our outstanding debt on November 21, 2023 and the cessation of fees associated with a term loan facility that was terminated on July 8, 2023.

Other Income (Expense), net

The decrease in other income (expense), net for the three months ended March 31, 2024 was primarily attributed to interest earned on our corporate funds. For the three months ended March 31, 2024 and 2023, we earned interest on our corporate funds of $4.3 million and $5.2 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 14.8% and 28.0% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024 was primarily attributable to the tax benefit related to the forfeiture of the 2020 CEO Performance Award in February 2024.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of March 31, 2024, we did not have any outstanding borrowings under the Revolving Credit Facility.

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

Credit Agreement. On July 29, 2022, we entered into a credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent. The Credit Agreement provides for the Revolving Credit Facility in the aggregate principal amount of up to $1.0 billion. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the Revolving Credit Facility at a rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0, stepping down to 3.25 to 1.0 as of December 31, 2024 and 3.0 to 1.0 as of December 31, 2025 and thereafter.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock. As of March 31, 2024, there was $796.0 million available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2024.

During the three months ended March 31, 2024, we repurchased an aggregate of 15,681 shares of our common stock at an average cost of $194.62 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $3.1 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes dividend activity during 2024.

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in thousands)(1)
February 5, 2024	March 4, 2024	March 18, 2024	$0.375	$21,209

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

On April 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on June 10, 2024 to stockholders of record at the close of business on May 28, 2024.

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

As our business grows, we expect our capital expenditures related to research and development and other strategic expansion activities to continue to increase. Since our current campus expansion project at our corporate headquarters is nearing completion and is expected to be placed into service in the second quarter of 2024, we anticipate that our construction related capital expenditures in the second half of 2024 will be less than those incurred during the comparable period in the prior year. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change
Net cash provided by (used in):
Operating activities	$148,636	$146,103	2%
Investing activities	42,285	(40,618)	-204%
Financing activities	376,094	183,003	106%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$567,015	$288,488	97%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2024 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the three months ended March 31, 2023, our operating cash flows for the three months ended March 31, 2024 were positively impacted by the growth of our business.

Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2024 increased from the comparable prior year period due to a $65.0 million increase in proceeds from investments from funds held for clients and a $25.0 million decrease in purchases of investments from funds held for clients, which were partially offset by a $7.1 million increase in purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 increased from the comparable prior year period primarily due to the impact of a $216.7 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf. The increase in cash flows provided by financing activities was partially offset by the payment of $21.2 million in cash dividends and a $2.4 million increase in withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of leases for office space and the naming rights agreement. For additional information regarding our naming rights agreement, leases, and our commitments and contingencies, see “Note 4. Goodwill and Intangible Assets, Net”, “Note 5. Leases” and “Note 13. Commitments and Contingencies” in the Form 10-K and “Note 5. Goodwill and Intangible Assets, Net” and “Note 12. Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions to ensure that management believes them to be reasonable under the then-current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

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

Non-GAAP Financial Measures

Management uses adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any) and any loss on the extinguishment of debt and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any) and any loss on the extinguishment of debt, all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making. We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP. In addition, adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, paying dividends, repurchasing common stock and other purposes. Management believes that the non-GAAP measures presented in this Form 10-Q, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2024	2023
Net income to adjusted EBITDA:
Net income	$247,187	$119,296
Interest expense	782	837
Provision for income taxes	42,854	46,303
Depreciation and amortization	32,468	26,272
EBITDA	323,291	192,708
Non-cash stock-based compensation expense	(93,790)	27,819
Adjusted EBITDA	$229,501	$220,527

	Three Months Ended March 31,
	2024	2023
Net income to non-GAAP net income:
Net income	$247,187	$119,296
Non-cash stock-based compensation expense	(93,790)	27,819
Income tax effect on non-GAAP adjustments	(6,749)	(4,464)
Non-GAAP net income	$146,648	$142,651

Weighted average shares outstanding:
Basic	56,546	57,867
Diluted	56,552	57,991

Earnings per share, basic	$4.37	$2.06
Earnings per share, diluted	$4.37	$2.06
Non-GAAP net income per share, basic	$2.59	$2.47
Non-GAAP net income per share, diluted	$2.59	$2.46

	Three Months Ended March 31,
	2024	2023
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$4.37	$2.06
Non-cash stock-based compensation expense	(1.66)	0.48
Income tax effect on non-GAAP adjustments	(0.12)	(0.07)
Non-GAAP net income per share, basic	$2.59	$2.47

	Three Months Ended March 31,
	2024	2023
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$4.37	$2.06
Non-cash stock-based compensation expense	(1.66)	0.48
Income tax effect on non-GAAP adjustments	(0.12)	(0.08)
Non-GAAP net income per share, diluted	$2.59	$2.46

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of March 31, 2024, we had corporate cash and cash equivalents totaling $371.3 million and funds held for clients cash and cash equivalents totaling $2.6 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $109.5 million included within funds held for clients on the consolidated balance sheets as of March 31, 2024. Our available-for-sale securities consisted of U.S. treasury securities with an original maturity greater than one year. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $24.1 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. Interest earned on funds held for clients is included in recurring revenues in the consolidated statements of comprehensive income. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $0.2 million reduction in the aggregate market value of our fixed rate securities as of March 31, 2024. An immediate decrease in interest rates of 100 basis points would have resulted in a $0.2 million increase in the aggregate market value of our fixed rate securities as of March 31, 2024. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Co-Chief Executive Officers and our Chief Financial Officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business. “Item 3. Legal Proceedings” of the Form 10-K includes a discussion of legal proceedings. There have been no material changes from the information set forth in “Item 3. Legal Proceedings” of the Form 10-K. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended March 31, 2024 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2024	—	$—	—	$799,088,000
February 1 - 29, 2024(2)	15,466	$194.76	15,466	$796,076,000
March 1 - 31, 2024(2)	215	$184.75	215	$796,036,000
Total	15,681		15,681

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On February 16, 2024, Chad Richison, Co-Chief Executive Officer, President and Chairman of the Board of Directors, and an entity affiliated with Mr. Richison together adopted a Rule 10b5-1 trading arrangement (the “Richison 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Richison 10b5-1 Plan provides for the sale of up to 487,500 shares of common stock on behalf of Mr. Richison and up to 487,500 shares of common stock on behalf of the affiliated entity, in each case during the period beginning on the later of (i) May 17, 2024, and (ii) the third trading day following disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2024, and ending November 13, 2024, subject to earlier termination in accordance with the terms of the Richison 10b5-1 Plan and applicable laws, rules and regulations.

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

10.2+	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 7, 2024, filed with the SEC on February 7, 2024).

10.3+

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

10.5+

Form of Restricted Stock Unit Award Agreement – Performance-Based Vesting (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.6+

Letter Agreement, by and between Paycom Software, Inc. and Amy Walker, dated April 4, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.7+

Independent Consultant and Services Agreement, by and between Paycom Payroll, LLC and Holly Faurot, dated April 4, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.8+

Release and Award Cancellation and Acceleration Agreement, by and between Paycom Software, Inc. and Holly Faurot, dated April 4, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

31.1*	Certification of the Co-Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Co-Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Co-Chief Executive Officers and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PAYCOM SOFTWARE, INC.

Date: May 2, 2024	By:	/s/ Chad Richison
Chad Richison
President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Christopher G. Thomas
Christopher G. Thomas
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)