Form 10-Q
period 2024-06-30
Paycom Software, Inc.
filed 2024-08-01
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 23, 2024, there were 57,432,442 shares of common stock, par value of $0.01 per share, outstanding, including 1,497,458 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$346,456	$294,025
Accounts receivable	20,034	16,442
Prepaid expenses	46,529	37,613
Inventory	1,415	1,383
Income tax receivable	—	18,391
Deferred contract costs	128,728	118,206
Current assets before funds held for clients	543,162	486,060
Funds held for clients	2,303,159	2,327,366
Total current assets	2,846,321	2,813,426
Property and equipment, net	531,884	498,197
Intangible assets, net	48,159	50,112
Goodwill	51,889	51,889
Long-term deferred contract costs	727,956	680,272
Other assets	106,535	103,643
Total assets	$4,312,744	$4,197,539
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,997	$13,875
Income tax payable	10,281	—
Accrued commissions and bonuses	22,227	30,492
Accrued payroll and vacation	60,533	56,086
Deferred revenue	31,432	22,812
Accrued expenses and other current liabilities	84,215	83,302
Current liabilities before client funds obligation	223,685	206,567
Client funds obligation	2,303,198	2,328,076
Total current liabilities	2,526,883	2,534,643
Deferred income tax liabilities, net	136,213	143,750
Long-term deferred revenue	110,928	107,657
Other long-term liabilities	112,189	108,453
Total long-term liabilities	359,330	359,860
Total liabilities	2,886,213	2,894,503
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,887 and 62,675 shares issued at June 30, 2024 and December 31, 2023, respectively; 56,151 and 56,528 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	629	627
Additional paid-in capital	667,197	724,493
Retained earnings	1,743,608	1,469,981
Accumulated other comprehensive earnings (loss)	(305)	(1,039)
Treasury stock, at cost (6,736 and 6,147 shares at June 30, 2024 and December 31, 2023, respectively)	(984,598)	(891,026)
Total stockholders’ equity	1,426,531	1,303,036
Total liabilities and stockholders’ equity	$4,312,744	$4,197,539

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Recurring	$430,400	$394,522	$922,296	$838,943
Implementation and other	7,112	6,617	15,097	13,833
Total revenues	437,512	401,139	937,393	852,776
Cost of revenues
Operating expenses	67,451	54,617	131,121	107,702
Depreciation and amortization	16,433	12,811	31,394	24,958
Total cost of revenues	83,884	67,428	162,515	132,660
Administrative expenses
Sales and marketing	106,864	106,435	222,388	210,009
Research and development	62,371	49,118	112,880	91,787
General and administrative	70,072	75,965	21,968	141,570
Depreciation and amortization	19,181	14,927	36,688	29,052
Total administrative expenses	258,488	246,445	393,924	472,418
Total operating expenses	342,372	313,873	556,439	605,078
Operating income	95,140	87,266	380,954	247,698
Interest expense	(782)	(602)	(1,564)	(1,439)
Other income (expense), net	4,787	6,183	9,796	12,187
Income before income taxes	99,145	92,847	389,186	258,446
Provision for income taxes	31,175	28,331	74,029	74,634
Net income	$67,970	$64,516	$315,157	$183,812
Earnings per share, basic	$1.20	$1.11	$5.58	$3.17
Earnings per share, diluted	$1.20	$1.11	$5.57	$3.17
Weighted average shares outstanding:
Basic	56,451	57,920	56,499	57,895
Diluted	56,771	58,033	56,548	58,050
Comprehensive earnings:
Net income	$67,970	$64,516	$315,157	$183,812
Unrealized net gains on available-for-sale securities	318	(235)	1,155	815
Tax effect	(128)	95	(421)	(105)
Other comprehensive income, net of tax	190	(140)	734	710
Comprehensive earnings:	$68,160	$64,376	$315,891	$184,522

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2022	62,518	$625	$576,622	$1,196,968	$(3,703)	4,651	$(587,905)	$1,182,607
Vesting of restricted stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,344	—	—	—	—	32,344
Repurchases of common stock	—	—	—	—	—	2	(626)	(626)
Net income	—	—	—	119,296	—	—	—	119,296
Other comprehensive earnings (loss), net of tax	—	—	—	—	850	—	—	850
Balances at March 31, 2023	62,525	$625	$608,966	$1,316,264	$(2,853)	4,653	(588,531)	$1,334,471
Vesting of restricted stock	115	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	41,000	—	—	—	—	41,000
Repurchases of common stock	—	—	—	—	—	38	(10,441)	(10,441)
Dividends declared ($0.375 per share)	—	—	—	(22,721)	—	—	—	(22,721)
Net income	—	—	—	64,516	—	—	—	64,516
Other comprehensive earnings (loss), net of tax	—	—	—	—	(140)	—	—	(140)
Balances at June 30, 2023	62,640	$626	$649,965	$1,358,059	$(2,993)	4,691	(598,972)	$1,406,685

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2023	62,675	$627	$724,493	$1,469,981	$(1,039)	6,147	$(891,026)	$1,303,036
Vesting of restricted stock	44	—	—	—	—	—	—	—
Stock-based compensation	—	—	(89,675)	—	—	—	—	(89,675)
Dividends declared ($0.375 per share)	—	—	—	(19,977)	—	—	—	(19,977)
Repurchases of common stock	—	—	—	—	—	15	(3,052)	(3,052)
Net income	—	—	—	247,187	—	—	—	247,187
Other comprehensive earnings (loss), net of tax	—	—	—	—	544	—	—	544
Balances at March 31, 2024	62,719	$627	$634,818	$1,697,191	$(495)	6,162	$(894,078)	$1,438,063
Vesting of restricted stock	168	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	32,381	—	—	—	—	32,381
Dividends declared ($0.375 per share)	—	—	—	(21,553)	—	—	—	(21,553)
Repurchases of common stock	—	—	—	—	—	574	(90,520)	(90,520)
Net income	—	—	—	67,970	—	—	—	67,970
Other comprehensive earnings (loss), net of tax	—	—	—	—	190	—	—	190
Balances at June 30, 2024	62,887	$629	$667,197	$1,743,608	$(305)	6,736	$(984,598)	$1,426,531

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$315,157	$183,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,082	54,010
Accretion of discount on available-for-sale securities	(108)	(253)
Non-cash marketing expense	798	839
Loss (Gain) on disposition of property and equipment	12	(21)
Amortization of debt issuance costs	552	620
Stock-based compensation expense	(69,670)	63,185
Deferred income taxes, net	(7,798)	1,706
Other	(161)	111
Changes in operating assets and liabilities:
Accounts receivable	(3,592)	6,650
Prepaid expenses	(8,345)	(10,597)
Inventory	431	336
Other assets	(3,445)	(9,057)
Deferred contract costs	(55,198)	(62,489)
Accounts payable	91	(10,277)
Income taxes, net	28,672	3,645
Accrued commissions and bonuses	(8,265)	(6,560)
Accrued payroll and vacation	4,197	4,954
Deferred revenue	11,891	6,817
Accrued expenses and other current liabilities	7,431	24,560
Net cash provided by operating activities	280,732	251,991
Cash flows from investing activities
Purchases of investments from funds held for clients	—	(25,000)
Proceeds from investments from funds held for clients	165,000	25,000
Purchases of property and equipment	(93,335)	(83,422)
Proceeds from sale of property and equipment	13	44
Net cash provided by (used in) investing activities	71,678	(83,378)
Cash flows from financing activities
Repurchases of common stock	(80,761)	—
Withholding taxes paid related to net share settlements	(12,410)	(11,067)
Dividends paid	(42,400)	(21,731)
Net change in client funds obligation	(24,878)	(201,552)
Net cash (used in) financing activities	(160,449)	(234,350)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	191,961	(65,737)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,422,760	2,409,095
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,614,721	$2,343,358

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in thousands)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$346,456	$536,545
Restricted cash included in funds held for clients	2,268,265	1,806,813
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,614,721	$2,343,358

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$8,507	$11,968
Stock-based compensation for capitalized software	$8,797	$7,752
Right of use assets obtained in exchange for operating lease liabilities	$11,933	$16,341

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year.

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

Seasonality

Our revenues are seasonal in nature. Generally, we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year because payroll tax filing forms and Affordable Care Act forms are typically processed in the first quarter, and unscheduled payroll runs (such as bonuses) for our clients are typically concentrated in the fourth quarter. In addition, these seasonal fluctuations in recurring revenues impact operating income.

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing services, we (i) collect client funds to satisfy their respective payroll and employment tax obligations, (ii) remit such funds to accounts designated by our clients and to the appropriate taxing authorities, as applicable, and (iii) manage client tax filings and any related correspondence with taxing authorities. Amounts collected from clients for their employment taxes are invested by us, and we earn interest on these funds during the interval between receipt and disbursement.

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

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. In August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock over a two-year period expiring on August 15, 2024. As of June 30, 2024, there was $705.9 million available for repurchases under our stock repurchase plan. On July 29, 2024, our Board of Directors increased and extended the stock repurchase plan. See Note 14 for additional information. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the six months ended June 30, 2024, we repurchased an aggregate of 589,424 shares of our common stock at an average cost of $158.06 per share, including 68,482 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires incremental disclosures in annual and interim periods related reportable segments, and segment expenses but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are assessing the impact of this ASU on our consolidated financial statements and disclosures.

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

Recurring Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Payroll includes Beti®, Payroll and Tax Management, Vault, Everyday®, Paycom Pay®, Client Action Center™, Expense Management, Mileage Tracker, Garnishment Administration and GL Concierge applications. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credits applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue® applications. Time and labor management includes Time and Attendance, Scheduling, Time-Off Requests with GONE®, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and Microfence® tools and applications. In addition, with Global HCM™, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 180 countries.

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

Implementation activities primarily represent administrative activities that allow us to fulfill future performance obligations for our clients and do not represent services transferred to the client. However, the nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of each contract period. Further, given that all other services within the contract are sold at a total price indicative of the standalone selling price, coupled with the fact that the upfront fees are consistent with upfront fees charged in similar contracts that we have with clients, the standalone selling price of the client’s option to renew the contract approximates the dollar amount of the nonrefundable upfront fee. The nonrefundable upfront fee is typically collected upon contract inception and is deferred and recognized ratably over the estimated period of benefit (i.e., 10-year estimated client life).

Revenues from the sale of time clocks are recognized when control is transferred to the client upon delivery of the product. We estimate the standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we generally do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Changes in deferred revenue for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$137,039	$120,802	$130,469	$117,416
Recognition of revenue included in beginning of period balance	(10,321)	(5,507)	(16,044)	(10,593)
Contract balance, net of revenue recognized during the period	15,642	8,938	27,935	17,410
Balance, end of period	$142,360	$124,233	$142,360	$124,233

We expect to recognize $17.9 million of deferred revenue related to deferred revenue in the remainder of 2024, $23.8 million in 2025, and $100.7 million thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with clients are accounted for utilizing a portfolio approach and are capitalized and amortized ratably over the expected period of benefit, which we have determined to be the estimated life of the client relationship of 10 years. The expected period of benefit has been determined to be the estimated life of the client relationship primarily because we incur no new costs to obtain, or costs to fulfill, a contract upon renewal. Additional commission costs may be incurred when an existing client purchases additional applications; however, these commission costs relate solely to the additional applications purchased and are not related to contract renewal. Furthermore, additional fulfillment costs associated with existing clients purchasing additional applications are minimized by our seamless single-database platform. These assets are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the three months ended June 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$396,930	$15,838	$(15,808)	$396,960
Costs to fulfill a contract	$440,402	$35,332	$(16,010)	$459,724

	As of and for the three months ended June 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$343,991	$19,937	$(13,442)	$350,486
Costs to fulfill a contract	$360,588	$32,514	$(12,778)	$380,324

	As of and for the six months ended June 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$378,467	$49,681	$(31,188)	$396,960
Costs to fulfill a contract	$420,011	$70,889	$(31,176)	$459,724

	As of and for the six months ended June 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$325,457	$51,434	$(26,405)	$350,486
Costs to fulfill a contract	$338,895	$66,162	$(24,733)	$380,324

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30, 2024	December 31, 2023
Property and equipment
Software and capitalized software development costs	$432,452	$371,665
Buildings	259,020	179,874
Computer equipment	186,786	164,856
Rental clocks	45,106	42,364
Furniture, fixtures and equipment	41,353	32,413
Other	19,907	18,500
	984,624	809,672
Less: accumulated depreciation and amortization	(501,813)	(437,291)
	482,811	372,381
Construction in progress	15,277	92,020
Land	33,796	33,796
Property and equipment, net	$531,884	$498,197

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40. For the three and six months ended June 30, 2024, we capitalized $31.2 million and $61.0 million, respectively, of software development costs related to software developed or obtained for internal use. For the three and six months ended June 30, 2023, we capitalized $22.9 million and $44.2 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the three and six months ended June 30, 2024, we incurred interest costs of $0.8 million and $1.6 million,

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

respectively, none of which was capitalized. For the three and six months ended June 30, 2023, we incurred interest costs of $1.5 million and $2.9 million, respectively, of which we capitalized $0.9 million and $1.4 million, respectively.

Depreciation and amortization expense for property and equipment was $34.6 million and $66.1 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense for property and equipment was $26.8 million and $52.1 million for the three and six months ended June 30, 2023, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both June 30, 2024 and December 31, 2023, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2024, it was more likely than not that the fair value exceeded the carrying value and, therefore, goodwill was not impaired. As of June 30, 2024 and December 31, 2023, there were no indicators of impairment.

In connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. We also made a $1.5 million one-time payment in July 2021 to cover sponsorship rights leading up to the 2021-2022 season. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. The cost of the naming rights has been recorded as an intangible asset with an offsetting liability as of the date of the contract. The intangible asset is being amortized over the life of the agreement on a straight-line basis that commenced in June 2021. The difference between the present value of the offsetting liability and actual cash payments is being relieved through sales and marketing expense using the effective interest method over the life of the agreement.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	June 30, 2024
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	12.3	$60,199	$(12,040)	$48,159
Total		$60,199	$(12,040)	$48,159

	December 31, 2023
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	12.8	$60,199	$(10,087)	$50,112
Total		$60,199	$(10,087)	$50,112

Amortization of intangible assets for the three and six months ended June 30, 2024 and 2023 was $1.0 million and $2.0 million, respectively. We estimate the aggregate amortization expense will be $2.0 million for the remainder of 2024 and $3.9 million for each of 2025, 2026, 2027, 2028 and 2029.

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

The Credit Agreement initially provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The Credit Agreement also initially provided for a senior secured delayed draw term loan (the “Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $3.4 million as of June 30, 2024 are included in other assets on our consolidated balance sheets.

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

On November 21, 2023, we fully repaid the outstanding indebtedness under the Revolving Credit Facility. As of June 30, 2024, there was no debt outstanding under the Revolving Credit Facility.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0, stepping down to 3.25 to 1.0 as of December 31, 2024 and 3.0 to 1.0 as of December 31, 2025, and thereafter. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of June 30, 2024, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	June 30, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$346,456	$—	$—	$346,456
Funds held for clients cash and cash equivalents	2,268,265	—	—	2,268,265
Available-for-sale securities(1):
U.S. treasury securities	34,995	—	(101)	34,894
Total investments	$2,649,716	$—	$(101)	$2,649,615

	December 31, 2023
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$294,025	$—	$—	$294,025
Funds held for clients cash and cash equivalents	2,128,735	—	—	2,128,735
Available-for-sale securities(1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,887	—	(1,256)	173,631
Total investments	$2,622,647	$—	$(1,256)	$2,621,391
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2024, are as follows:

	June 30, 2024
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$—	$(101)	$34,894	$(101)	$34,894
Total	$—	$—	$(101)	$34,894	$(101)	$34,894

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the six months ended June 30, 2024 or 2023. There were no realized gains or losses on the sale of available-for-sale securities for the six months ended June 30, 2024 or 2023.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the six months ended June 30, 2024 or 2023. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. The U.S. treasury securities held a rating of AA+ as of June 30, 2024.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Expected maturities of available-for-sale securities at June 30, 2024 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$34,995	$34,894

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$34,894	$—	$34,894

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$173,631	$—	$173,631

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $5.4 million and $10.0 million for the three and six months ended June 30, 2024, respectively. Matching contributions were $3.8 million and $7.8 million for the three and six months ended June 30, 2023, respectively.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 50,325 shares and 35,628 shares of the Company’s common stock under the ESPP during the six months ended June 30, 2024 and 2023, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively. Our compensation expense related to the ESPP was $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$67,970	$64,516	$315,157	$183,812
Denominator:
Basic weighted average shares outstanding	56,451	57,920	56,499	57,895
Dilutive effect of unvested restricted stock and restricted stock units	320	113	49	155
Diluted weighted average shares outstanding	56,771	58,033	56,548	58,050
Earnings per share:
Basic	$1.20	$1.11	$5.58	$3.17
Diluted	$1.20	$1.11	$5.57	$3.17

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the six months ended June 30, 2024, awards were granted to executive officers, non-executive employees, non-employee directors and contractors pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes restricted stock awards activity for the six months ended June 30, 2024:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2023	904.0	$293.74	1,745.5		$124.38
Granted	626.9	$181.09	187.2		$164.29
Vested	(204.7)	$297.12	—		$—
Forfeited	(119.8)	$280.15	(1,633.3	)(1)	$111.03
Unvested shares of restricted stock outstanding at June 30, 2024	1,206.4	$235.98	299.4		$222.18
(1)
The change in Mr. Richison’s position from Chief Executive Officer to Co-Chief Executive Officer, effective February 7, 2024, triggered the forfeiture of 1,610,000 shares of restricted stock granted to him on November 23, 2020, in accordance with the terms of the award. As a result, $117.5 million of previously recognized compensation costs that were recorded in reporting periods prior to 2024 were reversed to additional paid-in capital in the consolidated balance sheets and to general and administrative expenses in the consolidated statements of comprehensive income.

The following table summarizes PSU and RSU activity for the six months ended June 30, 2024:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2023	9.2	$300.74	37.2	$308.05
Granted	48.7	$187.02	50.5	$187.34
Vested	(2.9)	$297.55	(4.5)	$288.77
Forfeited	(31.2)	$200.62	(33.0)	$215.12
Unvested restricted stock units outstanding at June 30, 2024(1)	23.8	$199.58	50.2	$249.52
(1)
A maximum of 89,913 shares could be delivered upon settlement of PSUs based upon the Company’s achievement of the applicable performance goals over the applicable performance periods.

For the six months ended June 30, 2024, the Company recognized non-cash stock-based compensation expense, inclusive of forfeitures, that totaled a net benefit of $69.7 million. For the six months ended June 30, 2023, our total non-cash stock-based compensation expense was $63.2 million.

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Six Months Ended June 30,
	2024	2023
Non-cash stock-based compensation expense:
Operating expenses	$7,154	$5,738
Sales and marketing	10,296	11,516
Research and development	13,145	11,897
General and administrative	(100,265)	34,034
Total non-cash stock-based compensation expense	$(69,670)	$63,185

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards (including RSUs and PSUs) as of June 30, 2024.

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$253,523	$9,670
Weighted average period for recognition (years)	2.7	1.2

We capitalized stock-based compensation costs related to software developed for internal use of $5.2 million and $8.8 million for the three and six months ended June 30, 2024, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $4.2 million and $7.8 million for the three and six months ended June 30, 2023, respectively.

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

12.
COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

13.
INCOME TAXES

The Company’s effective income tax rate was 19.0% and 28.9% for the six months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the six months ended June 30, 2024 was primarily attributable to the tax benefit related to the forfeiture of the 2020 CEO Performance Award in February 2024.

14.
SUBSEQUENT EVENTS

On July 29, 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases between July 29, 2024 and August 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2024, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2023, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how certain factors affecting our performance correlate to improvement or deterioration in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our clients constituted more than one-half of one percent of our revenues for the six months ended June 30, 2024. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

Throughout our history, we have built strong relationships with our clients. As the HCM needs of our clients evolve, we believe that we are well-positioned to expand the HCM spending of our clients, and we believe this opportunity is significant. To be successful, we must continue to demonstrate the operational and economic benefits of our solution, as well as effectively hire, train, motivate and retain qualified personnel.

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion, we are presented with a variety of opportunities and challenges. Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications. Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution. We believe our strategy of focusing on automation and employee usage is an important differentiator for attracting new clients and is also key to long-term client satisfaction and client retention. For example, our industry-first Beti technology automates and streamlines the payroll process by empowering employees to do their own payroll. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our revenue growth. Nonetheless, because Beti is designed to eliminate payroll errors that lead to billable corrections and unscheduled payroll runs, we have experienced a reduction in these activities that would otherwise generate additional revenue for us.

In order to increase revenues and continue to improve our operating results, we must also attract new clients. We intend to obtain new clients by continuing to leverage our sales force productivity, further penetrating markets where we currently have existing sales offices, and expanding into new markets.

The market for HCM software is highly competitive, rapidly evolving and fragmented, and we expect competition to continue to intensify as new market entrants and disruptive technologies emerge and increasingly aggressive pricing and client retention strategies persist.

Historically, our target client size range has been organizations with 50 to 10,000 employees. In 2023, we expanded our target client size range to include organizations with more than 10,000 employees. While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. Furthermore, with the launch of our Global HCM solution and expansion of payroll services into certain international markets, we expect that our ability to serve organizations with international employees makes our solution more attractive to larger companies, many of which have a global presence. We believe larger employers represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. A multitude of macroeconomic pressures, such as inflation and rising interest rates, impact our clients’ hiring practices to varying degrees and, in turn, impact our revenues. Generally, we expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. For example, the performance of our pre-employment services offerings is sensitive to changes in hiring trends, and we believe it will reflect any slowdown in hiring among U.S. employers.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses. Specifically, our revenue growth and geographic expansion drive increases in our employee headcount, which in turn precipitates increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases. Furthermore, execution of our international expansion strategy requires considerable investment. As a result of the factors described above, we have experienced and expect to continue to experience pressure on our margins as we hire to support growth.

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

Our revenues are seasonal in nature. Generally, we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year because payroll tax filing forms and Affordable Care Act forms are typically processed in the first quarter, and unscheduled payroll runs (such as bonuses) for our clients are typically concentrated in the fourth quarter. In addition, these seasonal fluctuations in recurring revenues impact operating income.

Results of Operations

The following table sets forth certain consolidated statements of comprehensive income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2024		2023		% Change	2024		2023		% Change
Revenues
Recurring	$430,400	98.4%	$394,522	98.4%	9.1%	$922,296	98.4%	$838,943	98.4%	9.9%
Implementation and other	7,112	1.6%	6,617	1.6%	7.5%	15,097	1.6%	13,833	1.6%	9.1%
Total revenues	437,512	100.0%	401,139	100.0%	9.1%	937,393	100.0%	852,776	100.0%	9.9%
Cost of revenues
Operating expenses	67,451	15.4%	54,617	13.6%	23.5%	131,121	14.0%	107,702	12.6%	21.7%
Depreciation and amortization	16,433	3.8%	12,811	3.2%	28.3%	31,394	3.3%	24,958	3.0%	25.8%
Total cost of revenues	83,884	19.2%	67,428	16.8%	24.4%	162,515	17.3%	132,660	15.6%	22.5%
Administrative expenses
Sales and marketing	106,864	24.4%	106,435	26.5%	0.4%	222,388	23.7%	210,009	24.6%	5.9%
Research and development	62,371	14.3%	49,118	12.2%	27.0%	112,880	12.0%	91,787	10.8%	23.0%
General and administrative	70,072	16.0%	75,965	18.9%	-7.8%	21,968	2.3%	141,570	16.6%	-84.5%
Depreciation and amortization	19,181	4.4%	14,927	3.8%	28.5%	36,688	4.0%	29,052	3.4%	26.3%
Total administrative expenses	258,488	59.1%	246,445	61.4%	4.9%	393,924	42.0%	472,418	55.4%	-16.6%
Total operating expenses	342,372	78.3%	313,873	78.2%	9.1%	556,439	59.4%	605,078	71.0%	-8.0%
Operating income	95,140	21.7%	87,266	21.8%	9.0%	380,954	40.7%	247,698	29.0%	53.8%
Interest expense	(782)	-0.2%	(602)	-0.2%	29.9%	(1,564)	-0.2%	(1,439)	-0.2%	8.7%
Other income (expense), net	4,787	1.1%	6,183	1.5%	-22.6%	9,796	1.0%	12,187	1.5%	-19.6%
Income before income taxes	99,145	22.6%	92,847	23.1%	6.8%	389,186	41.5%	258,446	30.3%	50.6%
Provision for income taxes	31,175	7.1%	28,331	7.0%	10.0%	74,029	7.9%	74,634	8.7%	-0.8%
Net income	$67,970	15.5%	$64,516	16.1%	5.4%	$315,157	33.6%	$183,812	21.6%	71.5%

Revenues

The increase in recurring revenues for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily the result of the addition of new clients in our target market range, increased revenue per client, the realization of pricing strategies and the impact of new product and service offerings. We believe that a decrease in the sale of additional applications to existing clients adversely affected the magnitude of the period-over-period increase in revenues. Increased interest rates and a higher average funds held for clients balance during the three and six months ended June 30, 2024 as compared to the same periods in 2023, resulted in increased interest earned on funds held for clients, which had a positive impact on recurring revenue. The average daily balance of funds held for clients was $2.5 billion and $2.3 billion for the six months ended June 30, 2024 and 2023, respectively.

The increase in implementation and other revenues for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily the result of the increased non-refundable upfront conversion fees collected from the addition of new clients. These fees are deferred and recognized ratably over the 10-year estimated life of our clients.

Expenses

Cost of Revenues

During the three months ended June 30, 2024, operating expenses increased from the comparable prior year period by $12.8 million, primarily due to a $8.6 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $1.6 million increase in shipping and supplies fees and a $1.2 million increase in automated clearing house fees related to increased revenues. Depreciation and amortization expense increased $3.6 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

During the six months ended June 30, 2024, operating expenses increased from the comparable prior year period by $23.4 million, primarily due to a $16.7 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $2.6 million increase in automated clearing house fees and a $2.5 million increase in shipping and supplies fees related to increased revenues. Depreciation and amortization expense increased $6.4 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was not in service in the prior year period.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2024, sales and marketing expenses increased from the comparable prior year period by $0.4 million due to a $9.6 million increase in employee-related expenses, including commissions and bonuses, which was partially offset by a $9.2 million decrease in marketing and advertising expense.

During the six months ended June 30, 2024, sales and marketing expenses increased from the comparable prior year period by $12.4 million due to a $18.4 million increase in employee-related expenses, including commissions and bonuses, which was partially offset by a $6.0 million decrease in marketing and advertising expense.

Research and Development

During the three and six months ended June 30, 2024, research and development expenses increased from the comparable prior year periods due to increases in employee-related expenses of $13.3 million and $21.1 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Capitalized portion of research and development	$31,186	$22,878	36%	$61,032	$44,231	38%
Expensed portion of research and development	62,371	49,118	27%	112,880	91,787	23%
Total research and development costs	$93,557	$71,996	30%	$173,912	$136,018	28%

General and Administrative

During the three months ended June 30, 2024, general and administrative expenses decreased $5.9 million from the comparable prior year period due to a decrease in employee-related expenses of $3.4 million and a $2.5 million decrease in accounting and legal expenses.

During the six months ended June 30, 2024, general and administrative expenses decreased $119.6 million from the comparable prior year period due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award (the “2020 CEO Performance Award”) upon Chad Richison’s transition to Co-Chief Executive Officer and a $1.7 million decrease in accounting and legal expenses, which was partially offset by a $0.4 million increase in other employee-related expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Operating expenses	$4,163	$3,353	24%	$7,154	$5,738	25%
Sales and marketing	4,802	6,040	-20%	10,296	11,516	-11%
Research and development	7,775	6,639	17%	13,145	11,897	10%
General and administrative	7,380	19,334	-62%	(100,265)	34,034	-395%
Total non-cash stock-based compensation expense	$24,120	$35,366	-32%	$(69,670)	$63,185	-210%

Depreciation and Amortization

During the three and six months ended June 30, 2024, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

Interest Expense

The increases in interest expense for the three and six months ended June 30, 2024, as compared to the prior year periods, were primarily due to the timing of our expansion project at our corporate headquarters, which resulted in a higher capitalization rate of interest in the comparable prior year periods.

Other Income (Expense), net

The decreases in other income (expense), net for the three and six months ended June 30, 2024, as compared to the prior year periods, were primarily attributable to decreases in interest earned on our corporate funds due to lower cash balances. For the three and six months ended June 30, 2024, we earned interest on our corporate funds of $4.8 million and $9.0 million, respectively. For the three and six months ended June 30, 2023, we earned interest on our corporate funds of $6.2 million and $11.4 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 19.0% and 28.9% for the six months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the six months ended June 30, 2024 was primarily attributable to the tax benefit related to the forfeiture of the 2020 CEO Performance Award in February 2024.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of June 30, 2024, we did not have any outstanding borrowings under the Revolving Credit Facility.

We have historically funded our operations from cash flows generated from operations, cash from the sale of equity securities and debt financing. We are funding our ongoing capital expenditures from available cash. Further, to date, all cash dividends and purchases under our stock repurchase plan have been funded from available cash. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

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

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. In August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock over a two-year period expiring on August 15, 2024. As of June 30, 2024, there was $705.9 million available for repurchases under our stock repurchase plan. On July 29, 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases between July 29, 2024 and August 15, 2026. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the six months ended June 30, 2024, we repurchased an aggregate of 589,424 shares of our common stock at an average cost of $158.06 per share, including 68,482 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $12.4 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes dividend activity during 2024.

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in thousands)(1)
April 29, 2024	May 28, 2024	June 10, 2024	$0.375	$21,191
February 5, 2024	March 4, 2024	March 18, 2024	$0.375	$21,209
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

On July 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on September 9, 2024 to stockholders of record at the close of business on August 26, 2024.

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

As our business grows, we expect our capital expenditures related to research and development and other strategic expansion activities to continue to increase. We completed an expansion of our corporate headquarters, which was placed into service in the second quarter of 2024. We anticipate that our capital expenditures in the second half of 2024 will be generally consistent with the comparable period in the prior year. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period.

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

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which can vary significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars and, therefore, such balance changes from period to period in accordance with the timing of each payroll cycle.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$280,732	$251,991
Investing activities	71,678	(83,378)
Financing activities	(160,449)	(234,350)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$191,961	$(65,737)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2024 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the six months ended June 30, 2023, our operating cash flows for the six months ended June 30, 2024 were positively impacted by the growth of our business.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 increased from the comparable prior year period due to a $140.0 million increase in proceeds from investments from funds held for clients and a $25.0 million decrease in purchases of investments from funds held for clients, which were partially offset by a $9.9 million increase in purchases of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2024 decreased from the comparable prior year period primarily due to the impact of a $176.7 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf. The decrease in cash used in financing activities was partially offset by a $80.8 million increase in repurchases of common stock, a $20.7 million increase in dividends paid and a $1.3 million increase in withholding taxes paid related to net share settlements.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income to adjusted EBITDA:
Net income	$67,970	$64,516	$315,157	$183,812
Interest expense	782	602	1,564	1,439
Provision for income taxes	31,175	28,331	74,029	74,634
Depreciation and amortization	35,614	27,738	68,082	54,010
EBITDA	135,541	121,187	458,832	313,895
Non-cash stock-based compensation expense	24,120	35,366	(69,670)	63,185
Adjusted EBITDA	$159,661	$156,553	$389,162	$377,080

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income to non-GAAP net income:
Net income	$67,970	$64,516	$315,157	$183,812
Non-cash stock-based compensation expense	24,120	35,366	(69,670)	63,185
Income tax effect on non-GAAP adjustments	(255)	(5,620)	(7,004)	(10,084)
Non-GAAP net income	$91,835	$94,262	$238,483	$236,913

Weighted average shares outstanding:
Basic	56,451	57,920	56,499	57,895
Diluted	56,771	58,033	56,548	58,050

Earnings per share, basic	$1.20	$1.11	$5.58	$3.17
Earnings per share, diluted	$1.20	$1.11	$5.57	$3.17
Non-GAAP net income per share, basic	$1.63	$1.63	$4.22	$4.09
Non-GAAP net income per share, diluted	$1.62	$1.62	$4.22	$4.08

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.20	$1.11	$5.58	$3.17
Non-cash stock-based compensation expense	0.43	0.61	(1.23)	1.09
Income tax effect on non-GAAP adjustments	—	(0.09)	(0.13)	(0.17)
Non-GAAP net income per share, basic	$1.63	$1.63	$4.22	$4.09

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.20	$1.11	$5.57	$3.17
Non-cash stock-based compensation expense	0.42	0.61	(1.23)	1.09
Income tax effect on non-GAAP adjustments	—	(0.10)	(0.12)	(0.18)
Non-GAAP net income per share, diluted	$1.62	$1.62	$4.22	$4.08

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of June 30, 2024, we had corporate cash and cash equivalents totaling $346.5 million and funds held for clients cash and cash equivalents totaling $2.3 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $34.9 million included within funds held for clients on the consolidated balance sheets as of June 30, 2024. Our available-for-sale securities consisted of U.S. treasury securities with an original maturity greater than one year. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $24.6 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. Interest earned on funds held for clients is included in recurring revenues in the consolidated statements of comprehensive income. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $0.1 million reduction in the aggregate market value of our fixed rate securities as of June 30, 2024. An immediate decrease in interest rates of 100 basis points would have resulted in a $0.1 million increase in the aggregate market value of our fixed rate securities as of June 30, 2024. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended June 30, 2024 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1 - 30, 2024(3)	11,200	$193.73	11,200	$793,866,000
May 1 - 31, 2024(4)	242,518	$172.96	242,518	$751,920,000
June 1 - 30, 2024(5)	320,025	$143.72	320,025	$705,926,000
Total	573,743		573,743
(1)
Pursuant to a stock repurchase plan announced on November 20, 2018, we were authorized to purchase (in the aggregate) up to $150.0 million of our common stock in open market purchases, privately negotiated transactions or by other means. On May 13, 2021, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $300.0 million and extended the expiration date to May 13, 2023. On June 7, 2022, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $550.0 million and extended the expiration date to June 7, 2024. On August 15, 2022, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $1.1 billion and extended the expiration date to August 15, 2024. On July 29, 2024, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $1.5 billion and extended the expiration date to August 15, 2026.
(2)
Exclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.
(3)
Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of equity incentive awards.
(4)
Includes 40,718 shares withheld to satisfy tax withholding for certain employees upon the vesting of equity incentive awards.
(5)
Includes 883 shares withheld to satisfy tax withholding for certain employees upon the vesting of equity incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.2+

Letter Agreement, by and between Paycom Software, Inc. and Amy Walker, dated April 4, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.3+

Independent Consultant and Services Agreement, by and between Paycom Payroll, LLC and Holly Faurot, dated April 4, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.4+

Release and Award Cancellation and Acceleration Agreement, by and between Paycom Software, Inc. and Holly Faurot, dated April 4, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.5+*	Severance and Release Agreement, by and among Paycom Software, Inc., Paycom Payroll, LLC and Christopher G. Thomas, dated May 29, 2024.

10.6+*	Letter Agreement, by and among Paycom Software, Inc., Paycom Payroll, LLC and Randy Peck, dated May 30, 2024.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PAYCOM SOFTWARE, INC.

Date: August 1, 2024	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)