Form 10-Q
period 2024-09-30
Paycom Software, Inc.
filed 2024-10-31
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-36393

Paycom Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0957485 (I.R.S. Employer Identification No.)

7501 W. Memorial Road Oklahoma City, Oklahoma (Address of principal executive offices)	73142 (Zip Code)

(405) 722-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PAYC	New York Stock Exchange

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

As of October 22, 2024, there were 57,662,043 shares of common stock, par value of $0.01 per share, outstanding, including 1,775,788 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$325,757	$294,025
Accounts receivable	20,576	16,442
Prepaid expenses	45,979	37,613
Inventory	1,331	1,383
Income tax receivable	10,341	18,391
Deferred contract costs	134,270	118,206
Current assets before funds held for clients	538,254	486,060
Funds held for clients	1,439,651	2,327,366
Total current assets	1,977,905	2,813,426
Property and equipment, net	553,597	498,197
Intangible assets, net	47,183	50,112
Goodwill	51,889	51,889
Long-term deferred contract costs	753,290	680,272
Operating lease right-of-use assets	77,958	73,762
Other assets	30,708	29,881
Total assets	$3,492,530	$4,197,539
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,044	$13,875
Accrued commissions and bonuses	23,377	30,492
Accrued payroll and vacation	49,495	56,086
Deferred revenue	28,885	22,812
Operating lease liabilities	20,124	19,236
Accrued expenses and other current liabilities	63,110	64,066
Current liabilities before client funds obligation	220,035	206,567
Client funds obligation	1,439,648	2,328,076
Total current liabilities	1,659,683	2,534,643
Deferred income tax liabilities, net	140,228	143,750
Long-term deferred revenue	113,371	107,657
Long-term operating lease liabilities	60,660	56,713
Other long-term liabilities	53,936	51,740
Total long-term liabilities	368,195	359,860
Total liabilities	2,027,878	2,894,503
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value (100,000 shares authorized, 62,924 and 62,675 shares issued at September 30, 2024 and December 31, 2023, respectively; 55,885 and 56,528 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	629	627
Additional paid-in capital	697,892	724,493
Retained earnings	1,795,476	1,469,981
Accumulated other comprehensive earnings (loss)	(180)	(1,039)
Treasury stock, at cost (7,039 and 6,147 shares at September 30, 2024 and December 31, 2023, respectively)	(1,029,165)	(891,026)
Total stockholders’ equity	1,464,652	1,303,036
Total liabilities and stockholders’ equity	$3,492,530	$4,197,539

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Recurring	$445,002	$398,763	$1,367,298	$1,237,706
Implementation and other	6,932	7,540	22,029	21,373
Total revenues	451,934	406,303	1,389,327	1,259,079
Cost of revenues
Operating expenses	70,818	55,600	201,939	163,302
Depreciation and amortization	17,535	13,341	48,929	38,299
Total cost of revenues	88,353	68,941	250,868	201,601
Administrative expenses
Sales and marketing	104,477	101,162	326,865	311,171
Research and development	63,047	51,864	175,927	143,651
General and administrative	70,642	71,827	92,610	213,397
Depreciation and amortization	20,541	15,608	57,229	44,660
Total administrative expenses	258,707	240,461	652,631	712,879
Total operating expenses	347,060	309,402	903,499	914,480
Operating income	104,874	96,901	485,828	344,599
Interest expense	(789)	(222)	(2,353)	(1,661)
Other income (expense), net	4,229	5,362	14,025	17,549
Income before income taxes	108,314	102,041	497,500	360,487
Provision for income taxes	35,036	26,822	109,065	101,456
Net income	$73,278	$75,219	$388,435	$259,031
Earnings per share, basic	$1.31	$1.30	$6.90	$4.48
Earnings per share, diluted	$1.31	$1.30	$6.89	$4.46
Weighted average shares outstanding:
Basic	55,929	57,825	56,307	57,871
Diluted	55,964	57,966	56,365	58,056
Comprehensive earnings:
Net income	$73,278	$75,219	$388,435	$259,031
Unrealized net gains on available-for-sale securities	101	1,232	1,256	2,047
Tax effect	24	(420)	(397)	(525)
Other comprehensive income, net of tax	125	812	859	1,522
Comprehensive earnings:	$73,403	$76,031	$389,294	$260,553

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2022	62,518	$625	$576,622	$1,196,968	$(3,703)	4,651	$(587,905)	$1,182,607
Vesting of restricted stock	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	32,344	—	—	—	—	32,344
Repurchases of common stock	—	—	—	—	—	2	(626)	(626)
Net income	—	—	—	119,296	—	—	—	119,296
Other comprehensive earnings (loss), net of tax	—	—	—	—	850	—	—	850
Balances at March 31, 2023	62,525	$625	$608,966	$1,316,264	$(2,853)	4,653	$(588,531)	$1,334,471
Vesting of restricted stock	115	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	41,000	—	—	—	—	41,000
Repurchases of common stock	—	—	—	—	—	38	(10,441)	(10,441)
Dividends declared ($0.375 per share)	—	—	—	(22,721)	—	—	—	(22,721)
Net income	—	—	—	64,516	—	—	—	64,516
Other comprehensive earnings (loss), net of tax	—	—	—	—	(140)	—	—	(140)
Balances at June 30, 2023	62,640	$626	$649,965	$1,358,059	$(2,993)	4,691	$(598,972)	$1,406,685
Vesting of restricted stock	15	1	—	—	—	—	—	1
Stock-based compensation	—	—	37,758	—	—	—	—	37,758
Repurchases of common stock	—	—	—	—	—	264	(76,547)	(76,547)
Dividends declared ($0.375 per share)	—	—	—	(22,619)	—	—	—	(22,619)
Net income	—	—	—	75,219	—	—	—	75,219
Other comprehensive earnings (loss), net of tax	—	—	—	—	812	—	—	812
Balances at September 30, 2023	62,655	$627	$687,723	$1,410,659	$(2,181)	4,955	$(675,519)	$1,421,309

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2023	62,675	$627	$724,493	$1,469,981	$(1,039)	6,147	$(891,026)	$1,303,036
Vesting of restricted stock	44	—	—	—	—	—	—	—
Stock-based compensation	—	—	(89,675)	—	—	—	—	(89,675)
Dividends declared ($0.375 per share)	—	—	—	(19,977)	—	—	—	(19,977)
Repurchases of common stock	—	—	—	—	—	15	(3,052)	(3,052)
Net income	—	—	—	247,187	—	—	—	247,187
Other comprehensive earnings (loss), net of tax	—	—	—	—	544	—	—	544
Balances at March 31, 2024	62,719	$627	$634,818	$1,697,191	$(495)	6,162	$(894,078)	$1,438,063
Vesting of restricted stock	168	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	32,381	—	—	—	—	32,381
Dividends declared ($0.375 per share)	—	—	—	(21,553)	—	—	—	(21,553)
Repurchases of common stock	—	—	—	—	—	574	(90,520)	(90,520)
Net income	—	—	—	67,970	—	—	—	67,970
Other comprehensive earnings (loss), net of tax	—	—	—	—	190	—	—	190
Balances at June 30, 2024	62,887	$629	$667,197	$1,743,608	$(305)	6,736	$(984,598)	$1,426,531
Vesting of restricted stock	37	—	—	—	—	—	—	—
Stock-based compensation	—	—	30,695	—	—	—	—	30,695
Dividends declared ($0.375 per share)	—	—	—	(21,410)	—	—	—	(21,410)
Repurchases of common stock	—	—	—	—	—	303	(44,567)	(44,567)
Net income	—	—	—	73,278	—	—	—	73,278
Other comprehensive earnings (loss), net of tax	—	—	—	—	125	—	—	125
Balances at September 31, 2024	62,924	$629	$697,892	$1,795,476	$(180)	7,039	$(1,029,165)	$1,464,652

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$388,435	$259,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,158	82,959
Accretion of discount on available-for-sale securities	(112)	(387)
Non-cash marketing expense	1,202	1,263
Gain on disposition of property and equipment	(12)	(33)
Amortization of debt issuance costs	831	946
Stock-based compensation expense	(45,514)	96,383
Loss on extinguishment of debt	—	1,222
Deferred income taxes, net	(3,827)	3,889
Other	(97)	18
Changes in operating assets and liabilities:
Accounts receivable	(4,134)	7,295
Prepaid expenses	(7,970)	(8,845)
Inventory	869	375
Other assets	(1,657)	(8,262)
Deferred contract costs	(84,413)	(87,604)
Accounts payable	13,088	(8,131)
Income taxes, net	8,050	(5,187)
Accrued commissions and bonuses	(7,115)	(8,016)
Accrued payroll and vacation	(6,591)	(3,863)
Deferred revenue	11,787	10,902
Net change in operating right-of-use assets and operating lease liabilities	639	882
Accrued expenses and other current liabilities	3,896	15,732
Net cash provided by operating activities	373,513	350,569
Cash flows from investing activities
Purchases of investments from funds held for clients	(24,926)	(25,000)
Proceeds from investments from funds held for clients	200,000	25,000
Purchases of property and equipment	(141,549)	(135,709)
Proceeds from sale of property and equipment	13	67
Net cash provided by (used in) investing activities	33,538	(135,642)
Cash flows from financing activities
Repurchases of common stock	(122,801)	(74,994)
Withholding taxes paid related to net share settlements	(14,415)	(12,620)
Dividends paid	(63,687)	(43,367)
Net change in client funds obligation	(888,428)	(306,063)
Payment of debt issuance costs	—	(649)
Net cash used in financing activities	(1,089,331)	(437,693)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(682,280)	(222,766)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,422,760	2,409,095
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,740,480	$2,186,329

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$325,757	$484,028
Restricted cash included in funds held for clients	1,414,723	1,702,301
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,740,480	$2,186,329

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$3,640	$8,011
Stock-based compensation for capitalized software	$13,850	$11,529
Right of use assets obtained in exchange for operating lease liabilities	$17,507	$21,023

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year.

During the three months ended September 30, 2024, the Office of the Comptroller of the Currency (the “OCC”) issued final approval to Paycom National Trust Bank, our wholly owned subsidiary, to operate as a national trust bank pursuant to the National Bank Act and relevant OCC regulations. Further, the Company established a grantor trust, which now holds substantially all client payroll and related funds. Paycom National Trust Bank serves as trustee of the grantor trust. We have determined that the trust is a variable interest entity that meets the criteria established for consolidation in accordance with ASC 810. We are the primary beneficiary of the trust, and we have the power to direct its activities and a controlling financial interest in its economic performance.

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

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing services, we (i) collect client funds to satisfy their respective payroll and employment tax obligations, (ii) remit such funds to accounts designated by our clients and to the appropriate taxing authorities, as applicable, and (iii) manage client tax filings and any related correspondence with taxing authorities. Substantially all of these client funds are held in a trust. We invest funds held for clients and earn interest on these funds during the interval between receipt and disbursement.

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

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. As of September 30, 2024, there was $1.49 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2026.

During the nine months ended September 30, 2024, we repurchased an aggregate of 892,669 shares of our common stock at an average cost of $153.70 per share, including 80,464 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

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

Recurring Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications as well as fees charged for form ﬁlings and delivery of client payroll checks and reports. Payroll

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

includes Beti®, Payroll and Tax Management, Vault, Everyday®, Paycom Pay®, Client Action Center™, Expense Management, Mileage Tracker, Garnishment Administration and GL Concierge applications. Talent acquisition includes our Applicant Tracking, Candidate Tracker, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credits applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management, My Analytics and Paycom Learning applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration/Benefits to Carrier, Benefit Enrollment Service, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Surveys, Enhanced ACA and Clue® applications. Time and labor management includes Time and Attendance, Scheduling, Time-Off Requests with GONE®, Labor Allocation, Labor Management Reports/Push Reporting®, Geofencing/Geotracking and Microfence™ tools and applications. In addition, with Global HCM™, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 180 countries.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Changes in deferred revenue for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$142,360	$124,233	$130,469	$117,416
Recognition of revenue included in beginning of period balance	(11,583)	(5,592)	(27,626)	(16,185)
Contract balance, net of revenue recognized during the period	11,479	9,677	39,413	27,087
Balance, end of period	$142,256	$128,318	$142,256	$128,318

We expect to recognize $9.0 million of deferred revenue in the remainder of 2024, $24.7 million in 2025, and $108.6 million thereafter.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$396,960	$27,188	$(16,247)	$407,901
Costs to fulfill a contract	$459,724	$36,776	$(16,841)	$479,659

	As of and for the Three Months Ended September 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$350,486	$21,451	$(13,901)	$358,036
Costs to fulfill a contract	$380,324	$32,680	$(13,552)	$399,452

	As of and for the Nine Months Ended September 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$378,467	$76,869	$(47,435)	$407,901
Costs to fulfill a contract	$420,011	$107,665	$(48,017)	$479,659

	As of and for the Nine Months Ended September 30, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$325,457	$72,885	$(40,306)	$358,036
Costs to fulfill a contract	$338,895	$98,842	$(38,285)	$399,452

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2024	December 31, 2023
Property and equipment
Software and capitalized software development costs	$465,869	$371,665
Buildings	277,428	179,874
Computer equipment	195,158	164,856
Rental clocks	46,529	42,364
Furniture, fixtures and equipment	41,737	32,413
Other	20,659	18,500
	1,047,380	809,672
Less: accumulated depreciation and amortization	(537,982)	(437,291)
	509,398	372,381
Construction in progress	10,403	92,020
Land	33,796	33,796
Property and equipment, net	$553,597	$498,197

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40. For the three and nine months ended September 30, 2024, we capitalized $33.4 million and $94.4 million, respectively, of software development costs related to software developed or obtained for internal use. For the three and nine months ended September 30, 2023, we capitalized $26.6 million and $70.8 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the three and nine months ended September 30, 2024, we incurred interest costs of $0.8 million and $2.4

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

million, respectively, none of which was capitalized. For the three and nine months ended September 30, 2023, we incurred interest costs of $1.3 million and $4.2 million, respectively, of which we capitalized $1.2 million and $2.6 million, respectively.

Depreciation and amortization expense for property and equipment was $37.1 million and $103.2 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense for property and equipment was $27.9 million and $80.0 million for the three and nine months ended September 30, 2023, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2024 and December 31, 2023, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2024, it was more likely than not that the fair value exceeded the carrying value and, therefore, goodwill was not impaired. As of September 30, 2024 and December 31, 2023, there were no indicators of impairment.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	September 30, 2024
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	12.1	$60,199	$(13,016)	$47,183
Total		$60,199	$(13,016)	$47,183

	December 31, 2023
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	12.8	$60,199	$(10,087)	$50,112
Total		$60,199	$(10,087)	$50,112

Amortization of intangible assets for each of the three-month periods ended September 30, 2024 and 2023 was $1.0 million. Amortization of intangible assets for each of the nine-month periods ended September 30, 2024 and 2023 was $2.9 million. We estimate the aggregate amortization expense will be $1.0 million for the remainder of 2024 and $3.9 million for each of 2025, 2026, 2027, 2028 and 2029.

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

The Credit Agreement initially provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The Credit

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Agreement also initially provided for a senior secured delayed draw term loan (the “Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $3.1 million as of September 30, 2024 are included in other assets on our consolidated balance sheets.

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

On November 21, 2023, we fully repaid the outstanding indebtedness under the Revolving Credit Facility. As of September 30, 2024, there was no debt outstanding under the Revolving Credit Facility.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0, stepping down to 3.25 to 1.0 as of December 31, 2024 and 3.0 to 1.0 as of December 31, 2025, and thereafter. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of September 30, 2024, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	September 30, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$325,757	$—	$—	$325,757
Funds held for clients cash and cash equivalents	1,414,723	—	—	1,414,723
Available-for-sale securities(1):
U.S. treasury securities	24,926	2	—	24,928
Total investments	$1,765,406	$2	$—	$1,765,408

	December 31, 2023
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$294,025	$—	$—	$294,025
Funds held for clients cash and cash equivalents	2,128,735	—	—	2,128,735
Available-for-sale securities(1):
Certificates of deposit	25,000	—	—	25,000
U.S. treasury securities	174,887	—	(1,256)	173,631
Total investments	$2,622,647	$—	$(1,256)	$2,621,391
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized gains and fair values of available-for-sale securities that have been in an unrealized gain position for a period of less than and greater than 12 months as of September 30, 2024, are as follows:

	September 30, 2024
	Securities in unrealized gain position for less than 12 months		Securities in unrealized gain position for greater than 12 months		Total
Type of issue	Gross unrealized gains	Fair value	Gross unrealized gains	Fair value	Gross unrealized gains	Fair value
U.S. treasury securities	$2	$24,928	$—	$—	$2	$24,928
Total	$2	$24,928	$—	$—	$2	$24,928

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the nine months ended September 30, 2024 or 2023. There were no realized gains or losses on the sale of available-for-sale securities for the nine months ended September 30, 2024 or 2023.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the nine months ended September 30, 2024 or 2023. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. All of our commercial paper securities held an A-1+ rating or better as of September 30, 2024, and the U.S. treasury securities held a rating of AA+ as of September 30, 2024.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

Expected maturities of available-for-sale securities at September 30, 2024 are as follows:

Expected maturity	Amortized cost	Fair value
One year to five years	$24,926	$24,928
	$24,926	$24,928

8.
FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client funds obligation. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client funds obligation approximates fair value.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$24,928	$—	$24,928

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25,000	$—	$25,000
U.S. treasury securities	$—	$173,631	$—	$173,631

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $4.7 million and $14.7 million for the three and nine months ended September 30, 2024, respectively. Matching contributions were $4.0 million and $11.8 million for the three and nine months ended September 30, 2023, respectively.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. Eligible employees purchased 74,466 shares and 52,323 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2024 and 2023, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively. Our compensation expense related to the ESPP was $0.9 million and $2.6 million for the three and nine months ended September 30, 2023, respectively.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$73,278	$75,219	$388,435	$259,031
Denominator:
Basic weighted average shares outstanding	55,929	57,825	56,307	57,871
Dilutive effect of unvested restricted stock and restricted stock units	35	141	58	185
Diluted weighted average shares outstanding	55,964	57,966	56,365	58,056
Earnings per share:
Basic	$1.31	$1.30	$6.90	$4.48
Diluted	$1.31	$1.30	$6.89	$4.46

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the nine months ended September 30, 2024, awards were granted to executive officers, non-executive employees, non-employee directors and contractors pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2024:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Unvested shares of restricted stock outstanding at December 31, 2023	904.0	$293.74	1,745.5		$124.38
Granted	675.9	$179.52	187.2		$164.29
Vested	(240.9)	$295.16	—		$—
Forfeited	(159.2)	$270.99	(1,641.2	)(1)	$111.52
Unvested shares of restricted stock outstanding at September 30, 2024	1,179.8	$231.09	291.5		$222.43
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

The following table summarizes PSU and RSU activity for the nine months ended September 30, 2024:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted stock units outstanding at December 31, 2023	9.2	$300.74	37.2	$308.05
Granted	48.7	$187.02	50.5	$187.34
Vested	(3.0)	$300.76	(4.5)	$288.77
Forfeited	(31.3)	$200.62	(33.0)	$215.12
Unvested restricted stock units outstanding at September 30, 2024(1)	23.6	$198.54	50.2	$249.52
(1)
A maximum of 89,913 shares could be delivered upon settlement of PSUs based upon the Company’s achievement of the applicable performance goals over the applicable performance periods.

For the nine months ended September 30, 2024, the Company recognized non-cash stock-based compensation expense, inclusive of forfeitures, that totaled a net benefit of $45.5 million. For the nine months ended September 30, 2023, our total non-cash stock-based compensation expense was $96.4 million.

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Nine Months Ended September 30,
	2024	2023
Non-cash stock-based compensation expense:
Operating expenses	$11,027	$8,606
Sales and marketing	13,599	18,367
Research and development	20,716	17,514
General and administrative	(90,856)	51,896
Total non-cash stock-based compensation expense	$(45,514)	$96,383

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share and per unit amounts)

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards (including RSUs and PSUs) as of September 30, 2024.

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$221,031	$5,899
Weighted average period for recognition (years)	2.5	0.9

We capitalized stock-based compensation costs related to software developed for internal use of $5.1 million and $13.9 million for the three and nine months ended September 30, 2024, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $3.8 million and $11.5 million for the three and nine months ended September 30, 2023, respectively.

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

13.
INCOME TAXES

The Company’s effective income tax rate was 21.9% and 28.1% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the nine months ended September 30, 2024 was primarily attributable to the tax benefit related to the forfeiture of the 2020 CEO Performance Award in February 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2024, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2023, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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
•
our ability to compete effectively in an evolving HCM industry;
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

•
the impact of adverse economic and market conditions, including those related to fluctuations in interest rates, global health crises and geopolitical conflicts;
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

We generate revenues from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. None of our payroll and HCM clients constituted more than one-half of one percent of our revenues for the nine months ended September 30, 2024. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion, we are presented with a variety of opportunities and challenges. Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications. Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution. We believe our strategy of focusing on automation and employee usage is an important differentiator for attracting new clients and is also key to long-term client satisfaction and client retention. For example, our industry-first Beti technology automates and streamlines the payroll process by empowering employees to do their own payroll. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our revenue growth. Nonetheless, because Beti is designed to eliminate payroll errors that lead to billable corrections and unscheduled payroll runs, we have experienced a reduction in these activities that historically would otherwise generate additional revenue for us.

In order to increase revenues and continue to improve our operating results, we must also attract new clients. We intend to obtain new clients by continuing to leverage our sales force productivity, further penetrating markets where we currently have existing sales offices, and expanding into new markets.

The market for HCM software is highly competitive, rapidly evolving and fragmented. We expect competition to continue to intensify as new market entrants and disruptive technologies emerge and increasingly aggressive pricing and client retention strategies persist. These market pressures directly affect our revenue growth and our ability to attract and retain clients. Our revenue growth rate and annual revenue retention rate declined in 2023 and have remained under pressure throughout 2024. While these trends may continue in the near-term, our long-term focused investments in automation, client ROI achievement, and world-class service are designed to counteract these recent negative trends.

Historically, our target client size range has been organizations with 50 to 10,000 employees. In 2023, we expanded our target client size range to include organizations with more than 10,000 employees. While we continue to serve a diversified client base ranging in size from one employee to many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. We believe larger employers represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. Furthermore, with the launch of our Global HCM solution and expansion of payroll services into certain international markets, we expect that our ability to serve organizations with international employees makes our solution more attractive to larger companies, many of which have a global presence. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. A multitude of macroeconomic pressures, such as inflation and changes in interest rates, impact our clients’ hiring practices to varying degrees and, in turn, impact our revenues. Generally, we expect that changes in certain factors affecting our performance will correlate with improvement or deterioration in the labor market. For example, the performance of our pre-employment services offerings is sensitive to changes in hiring trends, and we believe it will reflect any slowdown in hiring among U.S. employers.

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

Results of Operations

The following table sets forth certain consolidated statements of comprehensive income data and such data as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024		2023		% Change	2024		2023		% Change
Revenues
Recurring	$445,002	98.5%	$398,763	98.1%	11.6%	$1,367,298	98.4%	$1,237,706	98.3%	10.5%
Implementation and other	6,932	1.5%	7,540	1.9%	-8.1%	22,029	1.6%	21,373	1.7%	3.1%
Total revenues	451,934	100.0%	406,303	100.0%	11.2%	1,389,327	100.0%	1,259,079	100.0%	10.3%
Cost of revenues
Operating expenses	70,818	15.7%	55,600	13.7%	27.4%	201,939	14.5%	163,302	13.0%	23.7%
Depreciation and amortization	17,535	3.8%	13,341	3.3%	31.4%	48,929	3.6%	38,299	3.0%	27.8%
Total cost of revenues	88,353	19.5%	68,941	17.0%	28.2%	250,868	18.1%	201,601	16.0%	24.4%
Administrative expenses
Sales and marketing	104,477	23.1%	101,162	24.9%	3.3%	326,865	23.5%	311,171	24.7%	5.0%
Research and development	63,047	14.0%	51,864	12.8%	21.6%	175,927	12.7%	143,651	11.4%	22.5%
General and administrative	70,642	15.6%	71,827	17.7%	-1.6%	92,610	6.7%	213,397	16.9%	-56.6%
Depreciation and amortization	20,541	4.5%	15,608	3.8%	31.6%	57,229	4.1%	44,660	3.6%	28.1%
Total administrative expenses	258,707	57.2%	240,461	59.2%	7.6%	652,631	47.0%	712,879	56.6%	-8.5%
Total operating expenses	347,060	76.8%	309,402	76.2%	12.2%	903,499	65.0%	914,480	72.6%	-1.2%
Operating income	104,874	23.2%	96,901	23.8%	8.2%	485,828	35.0%	344,599	27.4%	41.0%
Interest expense	(789)	-0.2%	(222)	-0.1%	255.4%	(2,353)	-0.2%	(1,661)	-0.1%	41.7%
Other income (expense), net	4,229	1.0%	5,362	1.4%	-21.1%	14,025	1.0%	17,549	1.3%	-20.1%
Income before income taxes	108,314	24.0%	102,041	25.1%	6.1%	497,500	35.8%	360,487	28.6%	38.0%
Provision for income taxes	35,036	7.8%	26,822	6.6%	30.6%	109,065	7.8%	101,456	8.0%	7.5%
Net income	$73,278	16.2%	$75,219	18.5%	-2.6%	$388,435	28.0%	$259,031	20.6%	50.0%

Revenues

The increase in recurring revenues for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was the result of the addition of new clients in our target market range, increased revenue per client attributable to the realization of pricing strategies and the impact of new product and service offerings, and increased interest earned on funds held for clients. We believe that a decrease in the sale of additional applications to existing clients adversely affected the magnitude of the period-over-period increase in revenues for the nine months ended September 30, 2024. The increase in interest earned on funds held for clients was due to higher interest rates and a higher average funds held for clients balance during the three and nine months ended September 30, 2024, as compared to the same periods in 2023. The average daily balance of funds held for clients was $2.4 billion and $2.2 billion for the nine months ended September 30, 2024 and 2023, respectively.

Implementation and other revenues are composed primarily of non-refundable upfront conversion fees, which are collected from new clients and are deferred and recognized ratably over the 10-year estimated life of our clients. The net decrease in implementation and other revenues for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to decreases in historic client access fees and revenues from the sale of time clocks, offsetting an increase in non-refundable upfront conversion fees recognized during the period. The increase in implementation and other revenues for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily the result of an increase in non-refundable upfront conversion fees recognized during the period.

Expenses

Cost of Revenues

During the three months ended September 30, 2024, operating expenses increased from the comparable prior year period by $15.2 million, primarily due to an $8.9 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $4.8 million increase in shipping and supplies fees and a $0.4 million increase in banking fees. Depreciation and amortization expense increased $4.2 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

During the nine months ended September 30, 2024, operating expenses increased from the comparable prior year period by $38.6 million, primarily due to a $25.6 million increase in employee-related expenses attributable to growth in the number of operating personnel, a $7.3 million increase in shipping and supplies fees and a $3.0 million increase in banking fees. Depreciation and amortization expense increased $10.6 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was not in service in the prior year period.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2024, sales and marketing expenses increased from the comparable prior year period by $3.3 million due to a $3.2 million increase in employee-related expenses, including commissions and bonuses and a $0.1 million increase in marketing and advertising expense.

During the nine months ended September 30, 2024, sales and marketing expenses increased from the comparable prior year period by $15.7 million due to a $21.6 million increase in employee-related expenses, including commissions and bonuses, which was partially offset by a $5.9 million decrease in marketing and advertising expense.

Research and Development

During the three and nine months ended September 30, 2024, research and development expenses increased from the comparable prior year periods due to increases in employee-related expenses of $11.2 million and $32.3 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Capitalized portion of research and development	$33,362	$26,578	26%	$94,394	$70,809	33%
Expensed portion of research and development	63,047	51,864	22%	175,927	143,651	22%
Total research and development costs	$96,409	$78,442	23%	$270,321	$214,460	26%

General and Administrative

During the three months ended September 30, 2024, general and administrative expenses decreased $1.2 million from the comparable prior year period due to a decrease in employee-related expenses of $1.5 million, which was partially offset by a $0.3 million increase in accounting and legal expenses.

During the nine months ended September 30, 2024, general and administrative expenses decreased $120.8 million from the comparable prior year period due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award (the “2020 CEO Performance Award”) upon Chad Richison’s transition to Co-Chief Executive Officer, a $1.9 million decrease in other employee-related expenses and a $1.4 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Operating expenses	$3,873	$2,868	35%	$11,027	$8,606	28%
Sales and marketing	3,303	6,851	-52%	13,599	18,367	-26%
Research and development	7,571	5,617	35%	20,716	17,514	18%
General and administrative	9,409	17,862	-47%	(90,856)	51,896	-275%
Total non-cash stock-based compensation expense	$24,156	$33,198	-27%	$(45,514)	$96,383	-147%

Depreciation and Amortization

During the three and nine months ended September 30, 2024, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

Interest Expense

The increases in interest expense for the three and nine months ended September 30, 2024, as compared to the prior year periods, were primarily due to the timing of our expansion project at our corporate headquarters, which resulted in a higher capitalization rate of interest in the comparable prior year periods.

Other Income (Expense), net

The decreases in other income (expense), net for the three and nine months ended September 30, 2024, as compared to the prior year periods, were primarily attributable to decreases in interest earned on our corporate funds due to lower cash balances. For the three and nine months ended September 30, 2024, we earned interest on our corporate funds of $4.2 million and $13.3 million, respectively. For the three and nine months ended September 30, 2023, we earned interest on our corporate funds of $6.5 million and $17.9 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 21.9% and 28.1% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the nine months ended September 30, 2024 was primarily attributable to the tax benefit related to the forfeiture of the 2020 CEO Performance Award in February 2024.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of September 30, 2024, we did not have any outstanding borrowings under the Revolving Credit Facility.

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

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. In August 2022, our Board of Directors authorized the repurchase of up to $1.1 billion of our common stock over a two-year period expiring on August 15, 2024. On July 29, 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases through August 15, 2026. As of September 30, 2024, there was $1.49 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the nine months ended September 30, 2024, we repurchased an aggregate of 892,669 shares of our common stock at an average cost of $153.70 per share, including 80,464 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $14.4 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes dividend activity during 2024.

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in thousands)(1)
July 29, 2024	August 26, 2024	September 9, 2024	$0.375	$20,956
April 29, 2024	May 28, 2024	June 10, 2024	$0.375	$21,191
February 5, 2024	March 4, 2024	March 18, 2024	$0.375	$21,209
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

On October 28, 2024, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on December 9, 2024 to stockholders of record at the close of business on November 25, 2024.

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

As our business grows, we expect our capital expenditures related to research and development and other strategic expansion activities to continue to increase. We completed an expansion of our corporate headquarters, which was placed into service in the second quarter of 2024. We anticipate that our capital expenditures in 2024 will be generally consistent with the prior year on a total dollar basis. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	% Change
Net cash provided by (used in):
Operating activities	$373,513	$350,569	7%
Investing activities	33,538	(135,642)	-125%
Financing activities	(1,089,331)	(437,693)	149%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(682,280)	$(222,766)	206%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2024 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, IT infrastructure development, product research and development and security and administrative costs. Compared to the nine months ended September 30, 2023, our operating cash flows for the nine months ended September 30, 2024 were positively impacted by changes in working capital.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 increased from the comparable prior year period due to a $175.0 million increase in proceeds from investments from funds held for clients and a $0.1 million decrease in purchases of investments from funds held for clients, which were partially offset by a $5.8 million increase in purchases of property and equipment and a $0.1 million decrease in proceeds from sale of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024 increased from the comparable prior year period due to the impact of a $582.4 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a $47.8 million increase in repurchases of common stock, a $20.3 million increase in dividends paid and a $1.8 million increase in withholding taxes paid related to net share settlements. The increase in cash used in financing activities was partially offset by a $0.6 million decrease in payment of debt issuance costs.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income to adjusted EBITDA:
Net income	$73,278	$75,219	$388,435	$259,031
Interest expense	789	222	2,353	1,661
Provision for income taxes	35,036	26,822	109,065	101,456
Depreciation and amortization	38,076	28,949	106,158	82,959
EBITDA	147,179	131,212	606,011	445,107
Non-cash stock-based compensation expense	24,156	33,198	(45,514)	96,383
Loss on extinguishment of debt	—	1,222	—	1,222
Adjusted EBITDA	$171,335	$165,632	$560,497	$542,712

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income to non-GAAP net income:
Net income	$73,278	$75,219	$388,435	$259,031
Non-cash stock-based compensation expense	24,156	33,198	(45,514)	96,383
Loss on extinguishment of debt	—	1,222	—	1,222
Income tax effect on non-GAAP adjustments	(4,016)	(7,263)	(11,020)	(17,347)
Non-GAAP net income	$93,418	$102,376	$331,901	$339,289

Weighted average shares outstanding:
Basic	55,929	57,825	56,307	57,871
Diluted	55,964	57,966	56,365	58,056

Earnings per share, basic	$1.31	$1.30	$6.90	$4.48
Earnings per share, diluted	$1.31	$1.30	$6.89	$4.46
Non-GAAP net income per share, basic	$1.67	$1.77	$5.89	$5.86
Non-GAAP net income per share, diluted	$1.67	$1.77	$5.89	$5.84

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.31	$1.30	$6.90	$4.48
Non-cash stock-based compensation expense	0.43	0.57	(0.81)	1.67
Loss on extinguishment of debt	—	0.02	—	0.02
Income tax effect on non-GAAP adjustments	(0.07)	(0.12)	(0.20)	(0.31)
Non-GAAP net income per share, basic	$1.67	$1.77	$5.89	$5.86

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.31	$1.30	$6.89	$4.46
Non-cash stock-based compensation expense	0.43	0.57	(0.81)	1.66
Loss on extinguishment of debt	—	0.02	—	0.02
Income tax effect on non-GAAP adjustments	(0.07)	(0.12)	(0.19)	(0.30)
Non-GAAP net income per share, diluted	$1.67	$1.77	$5.89	$5.84

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of September 30, 2024, we had corporate cash and cash equivalents totaling $325.8 million and funds held for clients cash and cash equivalents totaling $1.4 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $24.9 million included within funds held for clients on the consolidated balance sheets as of September 30, 2024. Our available-for-sale securities consisted of a U.S. treasury security with an original maturity of two years. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $22.9 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. Interest earned on funds held for clients is included in recurring revenues in the consolidated statements of comprehensive income. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $0.1 million reduction in the aggregate market value of our U.S. treasury security as of September 30, 2024. An immediate decrease in interest rates of 100 basis points would have resulted in a $0.1 million increase in the aggregate market value of our U.S. treasury security as of September 30, 2024. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended September 30, 2024 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1 - 31, 2024	216,263	$140.01	216,263	$1,500,000,000
August 1 - 31, 2024(3)	86,635	$158.23	86,635	$1,486,292,000
September 1 - 30, 2024(4)	347	$169.09	347	$1,486,233,000
Total	303,245		303,245
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
(3)
Includes 11,635 shares withheld to satisfy tax withholding for certain employees upon the vesting of equity incentive awards.
(4)
Consists of shares withheld to satisfy tax withholding for certain employees upon the vesting of equity incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Amended and Restated Bylaws

On October 28, 2024, our Board of Directors amended and restated the Company’s existing amended and restated bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective immediately. The amendments contained in the Amended and Restated Bylaws:

•
clarify that the Board of Directors or the President may postpone, reschedule or cancel any special meeting of stockholders, subject to the requirements of the Company’s Amended and Restated Certificate of Incorporation;
•
expand on the powers of the chairman of a stockholder meeting to regulate conduct of that meeting;
•
provide that a white proxy card is reserved for exclusive use of the Board of Directors and that no proxy shall be voted after one year from its date, instead of three years;
•
enhance certain procedural and information requirements with respect to advance notice of stockholder nominations and proposals, including by:
o
requiring additional representations and undertakings from any stockholder nominee with respect to the truth and accuracy of statements provided to the Company as well as compliance with all applicable rules of securities exchanges, the Company’s governing documents and fiduciary duties under Delaware law;
o
limiting disclosure of certain agreements, arrangements, understandings or relationships to only such agreements, arrangements, understandings or relationships that are material;
o
refining information requirements of proposing stockholders and their associated persons with respect to (i) ownership of the Company’s capital stock, (ii) direct or indirect material interests in the nominee or proposal, (iii) voting arrangements or financial support of any proposed director nominee or other business, (iv) the date of first contact between the proposing stockholder and its associated persons, on the one hand, and the proposed nominee, on the other hand, and (v) interests in the Company’s principal competitors;
o
updating requirements related to solicitations in accordance with universal proxy rules; o clarifying requirements for updates and supplements of previously provided information; and
o
deleting the “acting in concert” definition (and modifying or replacing related defined terms and provisions) to limit certain disclosure requirements to a narrower group of persons who fall within the new definition of “Stockholder Associated Person”;
•
add a requirement that any director nominee be available for interview within 10 days of request of the Board of Directors or the Nominating and Corporate Governance Committee of the Board of Directors;
•
provide that the Board of Directors or the Chief Executive Officer (rather than only the Board of Directors) may grant rights to indemnification and advancement of expenses to current and former employees or agents with the same or lesser scope as indemnification of, and advancement of expenses to, current and former directors and officers; and
•
make various other minor updates, including conforming and clarifying changes.

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

PAYCOM SOFTWARE, INC.

Date: October 31, 2024	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)