Form 10-K
period 2024-12-31
Paycom Software, Inc.
filed 2025-02-20
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of February 11, 2025, 57,264,718 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 1,278,412 shares of restricted stock. As of June 28, 2024, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7.2 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2024 ANNUAL REPORT ON FORM 10-K

Unless we state otherwise or the context otherwise requires, the terms “Paycom,” “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how the performance of certain of our offerings is sensitive to changes in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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
•
our ability to compete effectively in an evolving human capital management (“HCM”) industry;
•
our ability to maintain and expand existing client relationships and add new clients, including challenges related to attracting and retaining larger clients;
•
the possibility that our solution fails to perform properly or our clients are not satisfied with our services;
•
our dependence on our key executives;
•
our ability to attract and retain qualified personnel, including software developers, product managers and skilled information technology (“IT”), sales, marketing and operational personnel;
•
our ability to manage our growth and organizational change effectively;
•
our ability to manage risks associated with our automation strategy;
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
•
the possibility that the Affordable Care Act (“ACA”) may be modified, repealed or declared unconstitutional; and
•
the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-K. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

Additional Information

The Vault Visa® Payroll Card is issued by The Bancorp Bank, N.A., Member FDIC, pursuant to a license from Visa U.S.A Inc. and may be used everywhere Visa debit cards are accepted.

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

PART I

Item 1. Business

Overview

We are a leading provider of a comprehensive, cloud-based HCM solution delivered as Software-as-a-Service (“SaaS”). We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including payroll, talent acquisition, talent management, human resources (“HR”) management and time and labor management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

We were founded in 1998 and became a publicly traded company through our initial public offering in 2014. Since our founding, we have focused on providing an innovative SaaS HCM solution. Organizations need sophisticated, flexible and intuitive applications that can quickly adapt to their evolving HCM requirements, streamline their HR processes and systems and enable them to control costs. We believe the HCM needs of many organizations are currently served by multiple providers, which often results in challenges with system integration and data integrity, low scalability, high costs and extended delivery times.

Because our solution was developed in-house and is based on a single platform, there is no need for our clients to integrate, update or access multiple databases, which are common issues with competitor offerings that use multiple third-party systems in order to link together their HCM offerings. Our solution allows clients to automate decisions and time-consuming HR and payroll tasks, freeing them up to focus on strategic items such as employee engagement and workforce planning. Additionally, our solution maintains data integrity for accurate, actionable and real-time analytics and business intelligence and helps clients minimize the risks of compliance errors due to inaccurate or missing information. We deliver feature-rich applications while maintaining excellence in information security, data privacy, business continuity, and quality management standards, as evidenced by our International Organization for Standardization (“ISO”) certifications.

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide differentiated, personalized service. We have approximately 37,500 clients. None of our payroll and HCM clients constituted more than one-half of one percent of our revenues for the year ended December 31, 2024. We believe that as a result of our focus on client experience, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 90% for the years ended December 31, 2024 and 2023. We believe our revenue retention rate understates our client loyalty because this rate is decreased by former clients that were acquired or otherwise ceased operations.

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

Comprehensive HCM Solution

Our solution offers functionality that manages the entire employment lifecycle for employers and employees, from recruitment to retirement. Our user-friendly applications streamline client processes and provide clients and their employees with the ability to directly access and manage administrative processes, including applications that identify candidates, on-board employees, manage time and labor, administer payroll deductions and benefits, manage performance, terminate employees and administer post-termination health benefits such as COBRA. Our solution allows clients to automate numerous decisions and tasks from onboarding to offboarding, including payroll, position changes and other processes. The widespread employee usage of our applications further integrates our solution into the administrative processes of our clients. Our solution also has the advantage of being built in-house by our highly trained and skilled team of software developers, thereby minimizing data integrity issues across applications.

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

Data Analytics and Business Intelligence

Our solution’s core system of record allows clients to strategically analyze comprehensive and accurate employee information to make informed business decisions based upon actionable, real-time analytics provided through our client dashboard. This functionality allows our clients to operate with a more complete and accurate picture of their organization, as our solution’s embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from any location. Our industry-first employee usage management analytics tool, Direct Data Exchange® (DDX®), provides employers insights into efficiencies gained through employee usage of HR technology and generates a real-time estimate of the savings realized from that usage. We help clients reduce administrative and operational costs and better manage talent through automated processes.

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology-savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service technology, employees can view real-time HR information, including pay stubs, payroll tax filing forms and benefits information, as well as manage their schedules and vacation time and update contact information. Employees can even do their own payroll with our industry-first Beti® technology. Our mobile app makes it easier for employees to access their self-service information. Our app has fingerprint and facial recognition capabilities, aiding employers in their efforts to engage technology-dependent workers. Our system also allows employers to engage their workforce through learning management courses and training paths, surveys, and performance goals and reviews.

To further enhance the effectiveness of management throughout our clients’ organizations, we also offer easy to use software with Manager on-the-Go®. Built within our mobile app, this tool allows for 24/7 accessibility to essential manager-side functionality, giving supervisors and managers the ability to perform a variety of tasks — anytime, anywhere.

In addition to our self-service, app-based functionality, we also provide our clients with a strategy to drive usage among their employees. This strategy includes training clients’ employees how to use the Paycom app during implementation and providing additional training from our client relations representatives (“CRRs”). Allowing employees to make changes directly to our database creates efficiencies for both the employer and employee. Today’s employees have little tolerance for complexity, and with our solution, employees have become accustomed to having a direct relationship with their HR data. This relationship is directly correlated with our single-database that is key to increasing usage. Our strategy to promote employee usage of the Paycom system elevates HR personnel to focus on the human element of their jobs, creating a more positive culture and giving HR personnel more time to engage with their employees.

Personalized Support Provided by Trained Personnel

Our applications are supported by one-on-one personal assistance from trained specialists. Service specialists are assigned to specific clients and are trained across all of our applications, ensuring they provide comprehensive, expert-level service. Our Quality Management System is ISO 9001:2015 certified on the basis of its quality and consistency. We strive to provide our clients with high levels of service and support to ensure their continued use of our solution for all of their HCM needs.

Software-as-a-Service Delivery Model

Our SaaS delivery model allows clients with geographically dispersed and mobile workforces to operate more efficiently, and allows these clients to implement, access and use our client-oriented internet solution on demand and remotely through standard web browsers, smart phones, tablets and other web-enabled devices. Our SaaS solution reduces the time, risk, headcount and costs associated with installing and maintaining applications for on-premises products within the IT infrastructure of our clients.

Secure Cloud-Based Architecture

Our cloud-based architecture allows our solution to be implemented remotely with minimal client interaction. Updates such as software enhancements and newly developed applications can be deployed without client interaction, disruption or involvement, allowing our clients to make a smaller investment in hardware, personnel, implementation time and consulting. Additionally, we own and maintain all of the infrastructure technology to host our solution and to maximize system availability for clients. Our focus on, and investment in, technology, data security, and resiliency has been recognized with ISO/IEC 27001:2013, ISO/IEC 27701:2019, and ISO/IEC 22301:2019 certified security and business continuity standards.

Scalability to Grow with our Clients

Our solution is highly scalable. Our target client size is organizations with 50 to 10,000 or more employees. Our clients are able to use the same solution while their businesses grow by deploying applications as needed in real-time. Pricing is determined based on employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs as compared to traditional HCM products that require clients to migrate to new software as they grow but retain fixed costs even if the client’s employee headcount shrinks.

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

Our Strategy for Growth

Our strategy is to continue to establish our solution as the HCM industry standard by continuing to leverage our sales force productivity, penetrating existing markets and expanding into new markets. We intend to continue to increase our domestic sales capacity and expand our offering to additional international markets. We will also execute our strategy for growth by targeting large clients and strengthening and extending our solution.

Penetrate Existing Markets

We believe a significant market opportunity exists to penetrate markets where we currently have existing sales offices. Each sales office is typically staffed with one outside sales team, consisting of a sales manager and approximately seven other sales professionals. We plan to penetrate and more effectively capture existing markets through increased sales productivity as well as by adding sales capacity in such markets. Although we have a sales office in 41 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2023 U.S. Census Bureau estimates, only seven of these MSAs are currently served by multiple Paycom outside sales teams.

Enlarge our Existing Client Relationships

We dedicate our resources to helping our clients facilitate their goals, whether through helping our clients execute better hiring decisions, manage compensation more effectively or simply operate more efficiently. We believe a significant growth opportunity exists in selling additional applications to our current clients. Many clients have subsequently deployed additional applications as they recognize the benefits of our comprehensive solution. Furthermore, with the launch of our Global HCM™ solution and expansion of payroll services into certain international markets, we have the opportunity to capture additional revenue from existing clients with international employees. As we extend and enhance the functionality of our solution, we will continue to invest in initiatives to increase the adoption of our solution and maintain our high levels of client satisfaction.

Expand Into New Markets

We plan to continue expanding our sales capability by opening sales offices in certain metropolitan areas where we currently have no sales teams. We have historically selected new locations based on potential client and employee demographics as well as business density. When opening a new sales office, we typically relocate a proven sales manager from an existing territory who then recruits a team of high-performing sales representatives. It typically takes a new sales office 24 months to reach maturity. In addition, as we continue to enhance the global capabilities of our solution, our U.S.-based sales teams are expanding our reach into international markets by targeting global organizations with a U.S. presence.

Target Large Clients

The average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. We believe larger employers, such as organizations with greater than 1,000 employees, represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us, and we intend to continue targeting large businesses. In addition, we expect that our ability to serve organizations with international employees makes our solution more attractive to larger companies, many of which have a global presence.

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

Our Applications and Tools

Our HCM solution offers a full suite of applications and tools that generally fall within the following categories: payroll, talent acquisition, talent management, HR management and time and labor management.

With Global HCM, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 190 countries. We also offer native payroll in Canada, Mexico, the United Kingdom and Ireland, and intend to add native payroll in other countries.

Payroll

Beti. Beti (Better Employee Transaction Interface®) is an industry-first technology that further automates and streamlines the payroll process by empowering employees to do their own payroll, which increases efficiencies and reduces errors. Employees already manage all other components of their paychecks, including timecards, expenses, PTO requests and benefits; now they have the convenience within Paycom to process their own payroll, too. By guiding employees to access, view, manage, troubleshoot and approve their paycheck before payroll is submitted, HR can focus on more strategic endeavors.

Payroll and Payroll Tax Management. Our payroll application is the foundation of our solution, and all our clients are required to utilize this application to access our other applications. It is automatically updated with changes in employee information and offers other time-saving functionality such as batch editing and effective dating. Enhanced payroll functionality allows clients to automate and delegate payroll functions to accelerate the processes, giving clients repeatable, reliable payroll processing with additional controls. Our payroll application allows clients to configure the services to fit their specific needs. It can be accessed at any time to make changes, run payroll and generate custom reports. Our payroll tax management tool helps clients handle their payroll taxes, deposits, regulatory correspondence and amendments, as well as assists with penalty and interest disputes. With this tool, Paycom also debits clients’ payroll taxes, deposits them on their due date and submits clients’ filings.

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

Everyday®. Our daily payroll service, Everyday, allows employees to receive daily wages on a Vault Visa® Payroll Card at no cost to the employees. This service provides employees greater financial flexibility and transparency to better meet life’s demands. It also provides employers a competitive edge in hiring and retaining employees with a benefit today’s employees want. Everyday is fully automated, calculating and withholding taxes, benefits and deductions first to protect against overpayment and help ensure compliance.

Paycom Pay®. Paycom Pay eliminates the tedious, risky job of check reconciliation by issuing checks to our clients’ employees that clear from a Paycom bank account, thereby reducing the number of transactions on a client’s general ledger and simplifying bank statement balancing.

Client Action Center. Client Action Center makes it easier for payroll administrators to act on banking and tax-related information. Clients receive a comprehensive view of the data they need to make informed, accurate decisions — all centralized in one intuitive dashboard. With the Paycom mobile app, they can access quick views of wires, tax accounts and access to specialists for assistance.

Expense Management. Our expense management application eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload or email photos of receipts for reimbursement and expenses are automatically parsed when submitted. Our mileage tracker feature allows employers to more accurately track, log and manage employees’ mileage reimbursements that are then automatically updated within our expense management application. Employees can then access an expense dashboard where they can view the status of their submitted expenses through Employee Self-Service®. Expenses seamlessly flow through virtual approvals to payroll, and our application provides proper allocation of expenses to the general ledger, reducing manual work for accounting personnel. Organizations gain audit-ready reporting, which is critical when a client needs to know the important attributes of the expense approval process.

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

Talent Acquisition

Applicant Tracking. Our applicant tracking application simplifies the recruiting processes needed to hire the most qualified employees. By using our comprehensive software, our clients can move candidates from the application process through new employee onboarding without re-keying data. Organizations can maintain and easily access a list of potential employees from a talent pool with real-time candidate, recruiter and manager retrieval while eliminating manual redundancies. Clients can also distribute job openings and reach a wider candidate audience with tools to automatically post jobs to their organization’s website, career sites and online job boards. The application’s enhanced career site analytics reveal which job boards and marketing efforts produce the best return on investment. It not only sends candidates automated job alerts to notify them of a client’s newly posted positions but also allows them to provide their availability up front to discuss potential job opportunities, thereby saving a step for recruiters.

Enhanced Background Checks®. Our background check application helps clients easily screen prospective new hires or employees. Employers can choose the specific service or package of services desired for each individual, including verification of education, employment, driving history, criminal history, and drug and health screening, among others.

Onboarding. Our onboarding application streamlines the hiring processes for employees of our clients by creating online checklists of tasks to be assigned to an employee or group of employees. This process can begin even before a new hire’s first day on the job, helping the new hire be more productive on their first day.

E-Verify®. By pairing electronic signature verification with online storage and analytics, our E-Verify application automates employment verification and streamlines administration, reducing our clients’ exposure to audits and penalties that could result from I-9 violations.

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

Compensation Budgeting. Our compensation budgeting application provides compensation information, giving clients valuable workforce insight to help manage and formulate salary budgets and establish merit-based compensation increases that automatically upload new rates to payroll once the merit increases are set. Having payroll linked with performance reviews is instrumental for compensation budgeting, which rewards employees fairly while staying within budget.

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

HR Management

Manager on-the-Go. Our Manager on-the-Go tool gives supervisors and managers the ability to perform a variety of tasks, such as approving time-off requests and expense reimbursements — anytime, anywhere. It enhances usage patterns and the interactions within organizations among leaders and employees, while distributing the approval responsibilities more broadly, freeing HR personnel. This tool allows managers and supervisors to, among other things, view their team’s time-off calendar, edit and approve punch-change requests, manage employees’ schedules and respond to employee inquiries through Ask Here. Manager on-the-Go provides a seamless toggle between Manager on-the-Go and Employee Self-Service.

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

Benefits Administration. Our benefits administration application allows clients to customize benefit plan setup, deduction amounts, enrollment dates and waiting periods. Employers are provided census and reconciliation reports to ensure they do not overpay for benefits. Employers can also update deduction amounts for all employees or groups of employees at once, which automatically updates all insurance carriers for any changes. This application also provides employees with online enrollment and helps educate them by allowing them to view per-pay-period deduction amounts and preview how these deductions would affect their take-home pay, driving better informed enrollment decisions for greater employee satisfaction. Our benefits to carrier functionality updates insurance carriers regarding benefit deduction amounts, address changes, termination of benefits and qualifying events. Our benefit enrollment service provides our clients with a dedicated coordinator to help make open enrollment even easier by developing tailored strategies and setting up plans and features within our benefits software offering. The coordinator helps reconcile enrollment and deductions to prepare the client for a successful first payroll of the new plan year.

COBRA Administration. Our COBRA administration application helps protect employers from COBRA violations and the associated fines and penalties by automatically initiating compliance measures upon entry of qualifying events into the application. In addition to sending required correspondence, this application also tracks important dates, collects and reimburses premiums, and reports on all COBRA activity.

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

Retirement Reporting. Our retirement reporting tool simplifies the process of transferring sensitive employee data to clients’ retirement plan providers. It customizes, maps and automates plan reports to meet each provider’s unique specifications. After each payroll is processed and finalized, retirement plan reports are automatically created and delivered to the provider and the secure client inbox within 24 hours.

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

Enhanced ACA. Our ACA application provides clients with access to a dashboard that tracks employee count, employee status, health care plan affordability and ACA periods. Plus, it enables Paycom to file IRS Forms 1094/1095-B and/or -C. Clients using this application also have access to additional real-time compliance reports, alerts and historical data for audit trail purposes.

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

Scheduling. Our scheduling application helps managers with employee scheduling through automated functionality that provides a seamless workflow with the payroll and time and attendance applications. This application allows clients to create and edit templates for different Schedule Groups. It also allows employees and managers access to their schedules at any time, and employees can approve, decline or swap their schedules and see what shifts are available for pickup. Email notifications are sent automatically to supervisors and employees when schedules are created, requests for shift exchanges are submitted or a shift change is approved or denied.

Time-Off Requests featuring GONE®. Our time-off requests application automates and standardizes the time-off request process. GONE, an enhancement to time-off requests, automates time-off decision-making. It allows clients to set criteria to fairly and consistently auto-resolve requests, which helps employers remain adequately staffed. GONE facilitates faster decisions for employees and reduces the burden on managers and HR teams to handle disputes. After setup, decisions flow seamlessly and accurately into payroll. Managers can also view an online time-off calendar to easily monitor time-off requests. Our Employee Self-Service application allows employees to view the time off they have available, submit requests, view the status of requests and any manager comments, and view company holidays and blackout dates.

Labor Allocation. Our labor allocation application simplifies the process of setting up and tracking employee hours and wages based on different categories, such as job or location. This tool gives clients the ability to streamline pay rules and ensure accurate reporting from the moment their employees record their time.

Our Clients

We serve a diverse payroll and HCM client base in terms of size and industry. We have approximately 37,500 clients, or approximately 19,400 clients based on parent company grouping. We stored data for over 7.0 million persons employed by our clients during the year ended December 31, 2024.

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

Our competitors offer HCM solutions that may overlap with one, several or all categories of the applications we offer. We compete with companies such as Automatic Data Processing, Inc., Cornerstone OnDemand, Inc., Dayforce, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor HCM, Inc., SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc., and other international, national, regional, and local providers. Our competitors provide HCM solutions by various means. Although certain providers continue to deliver legacy enterprise software, most now offer cloud-based solutions, resulting in increased competition for clients seeking the greater flexibility and access to information provided by cloud-based offerings. Furthermore, the HCM industry has experienced an emergence of white label and embedded payroll offerings.

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

We sell our solution exclusively through our captive sales force, substantially all of whom have a four-year college degree. We typically recruit sales candidates who have sales experience in non-HCM industries or, with respect to candidates recruited directly from colleges and universities, who have demonstrated an aptitude for sales. Our sales force is comprised of field sales personnel, who are organized geographically, CRRs, who sell additional applications to existing clients, and our emerging markets representatives, who focus on businesses with fewer than 65 employees. As of the filing of this Form 10-K, we have 58 sales teams (with CRRs and emerging markets representatives counted as one team) located in 29 states and plan to open additional sales offices to further expand our market presence.

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

To provide additional support for our operations, we recently purchased a facility in Arizona that will serve as our fourth data center. The security and other features at this facility, which we expect will be fully operational in mid-2025, will be similar to those at our existing data center facilities, as described above.

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

We develop our solution from the “ground up” with our internal development and engineering teams. Our development and engineering teams conceive new applications and enhancements, review requests, schedule development in order of priority and subsequently develop the applications or enhancements. Our new applications and enhancements are independently reviewed by the quality assurance team, in accordance with our software development process, before being fully implemented. Enhancements to our applications are typically released on a monthly scheduled release date to coordinate the communication and release to our clients.

Client Service

We are committed to providing industry-leading, client-centered service. For this reason, we assign each client a specialist within a dedicated team. This one-on-one service is a key part of our client service model and helps to ensure we are delivering a differentiated solution and maintaining high client satisfaction. The primary elements of our client service model include the following:

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

Expert Level Service

Our service specialists are trained across all of our applications to ensure that they can provide comprehensive, expert-level service. Our Quality Management System is ISO 9001:2015 certified and helps support our high client retention rate.

Government Regulation

We are subject to various regulations in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. We are also subject to certain federal, state, local and foreign regulations based on the products we offer. For example, as a result of our background screening application, Enhanced Background Checks, we are subject to the Fair Credit Reporting Act and other federal and state background reporting laws. Further, our status as a government contractor subjects us to federal government contracting regulations including the adherence to heightened equal employment opportunity requirements, maintaining an affirmative action plan and other federal regulations.

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, the Financial Services Modernization Act of 1999, the Gramm-Leach-Bliley Act, state biometric privacy laws, including the Illinois Biometric Information Privacy Act (“IBIPA”), state breach notification laws and state consumer privacy laws, including the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”). Further, because some of our clients have international establishments, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), Mexico’s Federal Law on the Protection of Personal Data held by Private Parties, and the European Union’s General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information. Artificial intelligence (“AI”) and machine learning software tools have continued to evolve and improve, and these tools have become increasing vital to the development and support of our applications and services. Legislative authorities in the United States and the European Union have responded to this evolution by enacting and/or proposing legislation that imposes restrictions on the development, use, and training of generative AI models and algorithms. For example, earlier this year, the new European Union AI Act was approved, and Colorado enacted its Artificial Intelligence Act. The regulatory landscape related to generative AI and machine learning is rapidly evolving and is likely to remain uncertain for the foreseeable future. As we continue to develop and improve our services by incorporating technologies such as generative AI and machine learning, we must monitor and comply with these new applicable AI laws and regulations.

Anti-corruption, anti-money laundering (“AML”), and economic and trade sanctions laws and regulations are under continuously expanding scrutiny by regulators worldwide. We are subject to trade and economic sanctions programming, including schedules administered by the U.S. Treasury Department Office of Foreign Assets Control, which prohibit us from engaging in transactions or dealings with blocked countries, their governments, and, occasionally, specified nationals, including specially designated individuals and entities.

Globally, we intend to maintain registrations and licenses in regulatory alignment with the countries in which we operate. We are registered with the U.S. Treasury Department Financial Crimes Enforcement Network, and Paycom Canada, Inc. is a registered Money Service Business with the Financial Transactions and Reports Analysis Centre of Canada. In 2024, the Office of the Comptroller of Currency (the “OCC”) authorized us to open the Paycom National Trust Bank, National Association (the “Paycom National Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The Paycom National Trust Bank is the sole trustee of Paycom Client Trust, our grantor trust, which now holds substantially all client payroll and related funds and is responsible for the oversight and management of those client funds. The Paycom National Trust Bank, and all its fiduciary activities, including the U.S. money movement it oversees and manages via Paycom Client Trust, are subject to comprehensive ongoing oversight and regulation by the OCC. In addition, our U.S. money movement managed by the Paycom National Trust Bank is subject to the AML and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA Patriot Act of 2000 (the “BSA”). Our money movement activities outside of the United States are subject to similar licensing and AML and reporting laws and requirements in the countries in which we provide such services.

Certifications

We voluntarily obtain third-party security examinations relating to our internal controls over financial reporting in accordance with System and Organization Controls Report, I (“SOC 1”). Our SOC 1 examination is conducted every six months by one of the four largest independent international auditing firms, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. We also obtain third-party examinations relating to our internal controls over security and privacy in accordance with System and Organization Controls Report, II (“SOC 2”). Our SOC 2 examination is conducted every year and addresses, among other areas, internal controls around security, availability, and processing integrity. We publish SOC 1 reports semiannually and SOC 2 and SOC 3 reports annually.

In April 2023, we renewed a certification based on ISO 9001:2015 criteria, a standard for the implementation of a Quality Management System published by ISO, covering our activities required to create and deliver our solution. This independent assessment of our conformity to the ISO 9001:2015 standard includes assessing the design and implementation of quality objectives to meet delivery standards on an ongoing basis. The certification is valid until April 2026, with continuing assessments taking place annually.

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

In November 2022, we renewed a certification based on ISO/IEC 27701:2019 criteria, a standard for establishing, implementing, maintaining and continually improving a Privacy Information Management System (“PIMS”) published by ISO. This international standard for PIMS specifies PIMS-related requirements and provides guidance for Personally Identifiable Information (“PII”) controllers and PII processors holding responsibility and accountability for PII processing. The certification is valid until October 2025, with continuing assessments taking place annually.

Intellectual Property

We rely on a combination of copyrights, trademarks, service marks, trade secrets and contractual restrictions to establish and protect our intellectual property rights. We have a number of registered and unregistered trademarks designed to protect our brand and goodwill, and we will continue to evaluate the registration of additional trademarks as appropriate. We do not have any patents or patent applications pending.

Seasonality

Our revenues are seasonal in nature. Generally, we expect our first and fourth quarter revenues to be higher than other quarters during the year because payroll tax filing forms and ACA forms are typically processed in the first quarter, and unscheduled payroll runs (such as bonuses) for our clients are typically concentrated in the fourth quarter. We anticipate that our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. Nonetheless, we expect the magnitude of these seasonal fluctuations in our revenues to decrease to the extent clients utilize more of our non-payroll applications.

Human Capital

As of December 31, 2024, we employed 7,306 people, substantially all of whom are full-time employees. Our human capital objectives include attracting, developing and retaining the best talent in the industry. We have been recognized both locally and nationally for providing our employees with an excellent work environment. We strive to foster an inclusive workplace that is free from harassment or discrimination, including harassment or discrimination involving race, color, sex, religion, gender, age, national origin, disability, gender identity or expression, sexual orientation, veteran or marital status.

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

Workforce Demographics

We recognize Paycom plays an important part in the lives of our employees and strive to create an inclusive workplace where employees feel heard, valued and appreciated for who they are. We continue to work toward our goal of attracting, retaining and developing a workforce that is diverse in background, knowledge, skill and experience at all employee levels, from entry level to executive. The demographic workforce data within the table below, including race and ethnicity, gender and job categories, aligns with the EEO-1 Component 1 data collection reporting requirements outlined by the U.S. Equal Employment Opportunity Commission, where applicable, and includes U.S.-based employees only.

	As of December 31, 2024
	All Employees	First/Mid Level Officials & Managers	Executive/Sr. Level Officials & Managers
Gender:
Female	47.4%	52.4%	41.9%
Male	52.0%	47.6%	58.1%
Non-Binary	0.6%	—	—

Race and Ethnicity:
American Indian or Alaskan Native	2.4%	2.8%	—
Asian	12.2%	7.2%	2.7%
Black or African American	8.0%	4.2%	—
Hispanic or Latino	11.1%	6.1%	—
Native Hawaiian or Pacific Islander	0.3%	0.2%	—
Two or more races	4.1%	2.3%	—
White	58.5%	74.5%	95.9%
Not Specified	3.4%	2.7%	1.4%

Training and Development

Through the use of our Paycom learning tool, we empower our employees by providing tailored learning paths in areas such as leadership, inclusion, technical skills and compliance.

We provide our sales force with intensive training courses. Our unique training program includes instruction in accounting, business metrics, application features and tax matters relevant to our target market and we believe it fosters loyalty and helps maintain our corporate culture. Our training continues for our sales force through weekly strategy sessions and leadership development training. Executive sales representatives are also required to attend conferences to share leading practices and receive legal and business updates.

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer allocates resources and assesses performance based upon financial information at the consolidated level. See Note 15 “Segment Reporting” in the notes to the consolidated financial statements for additional information.

Available Information

Our internet address is www.paycom.com and our investor relations website is located at investors.paycom.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

Risks Related to Our Business

If our security measures are breached, or unauthorized access to sensitive data is otherwise obtained, our solution may not be perceived as being secure, clients may reduce the use of or stop using our solution, our ability to attract new clients may be harmed and we may incur significant liabilities.

Our solution involves the collection, storage and transmission of confidential and proprietary information belonging to our clients, their current, former and potential employees and, in certain cases, dependents and beneficiaries of clients’ current and former employees. This information includes personal identifying information, as well as financial and payroll data. HCM software is often targeted, and we have been targeted, in cyber-attacks, including computer viruses, phishing attacks, malicious software programs (including distributed denial of services (DDoS) attacks) and other information security breaches, which could result in unauthorized access to or release, gathering, monitoring, misuse, loss or destruction of our or our clients’ sensitive data or otherwise disrupt our or our clients’ business operations. If threat actors are able to circumvent our security measures and we are unable to detect or contain such intrusion into our system, our or our clients’ sensitive data (including client employees’ personal data) may be compromised. Further, in order to provide our services, certain of our employees have access to sensitive information about our clients’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

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

Our success is also subject to the risk of future disruptive technologies, such as AI and machine learning. The failure to develop enhancements to our applications for, or that incorporate, technologies such as natural language processing, AI, and machine learning may impact our ability to increase the efficiency of and reduce costs associated with our clients’ operations. If new technologies emerge that are able to deliver HCM solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete. Furthermore, as we continue to use such new technologies in our own solution, developing, testing, and deploying resource-intensive AI systems will require additional investment and may increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our solution or harm to our business, results of operations or reputation.

The market in which we participate is highly competitive, and if we do not compete effectively, our business, operating results or financial condition could be adversely affected.

The market for HCM software is highly competitive, rapidly evolving and fragmented. If we are unable to compete effectively, our business, operating results or financial condition could be adversely affected. We expect competition to continue to remain intense as new technologies and new market entrants emerge and aggressive pricing and client retention strategies persist. Competition in the HCM solutions market is primarily based on service responsiveness, application quality and reputation, breadth of service and product offering, and price. Certain competitors have access to larger clients and major distribution agreements with consultants, software vendors and distributors and a more established global presence than we do. Certain of our competitors have in the past or may in the future:

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

Our competitors offer HCM solutions that may overlap with one, several or all categories of the applications we offer. We compete with companies such as Automatic Data Processing, Inc., Cornerstone OnDemand, Inc., Dayforce, Inc., Intuit, Inc., Insperity, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, Paycor HCM, Inc., SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc., and other international, national, regional, and local providers. Our competitors provide HCM solutions by various means. Although certain providers continue to deliver legacy enterprise software, most now offer cloud-based solutions, resulting in increased competition for clients seeking the greater flexibility and access to information provided by cloud-based offerings. Furthermore, the HCM industry has experienced an emergence of white label and embedded payroll offerings. The proliferation of white label offerings and products and technologies utilizing embedded payroll systems may adversely affect our competitive position.

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

In order for us to maintain or improve our operating results, it is important that our current clients continue to use our applications and purchase additional applications from us, and that we add new clients. Most of our clients have the right to cancel their agreements with us for any or no reason by providing 30 days’ prior written notice. Moreover, from time to time, clients choose not to continue to use our applications at the same or higher level of service, if at all. Our annual revenue retention rate fluctuates as a result of a number of factors, including but not limited to the level of client satisfaction with our applications, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. In addition, because our Beti technology is designed to eliminate payroll errors that lead to billable corrections and unscheduled payroll runs, we have experienced a reduction in these activities that would historically otherwise generate additional revenue for us. If our clients do not continue to use our applications, renew on less favorable terms or fail to purchase additional applications, or if we fail to add new clients, our annual revenue retention rate may decline and our business, operating results or financial condition could be adversely affected.

Our business, operating results or financial condition could be adversely affected if our solution fails to perform properly or our clients are not satisfied with our services.

Our solution is inherently complex and may in the future contain, or develop, undetected defects or errors. Any defects in our applications could adversely affect our reputation, impair our ability to sell our applications in the future and result in significant costs to us. The costs incurred to correct any application defects may be substantial and could adversely affect our business, operating results or financial condition. Any defects in functionality or defects that cause interruptions in the availability of our applications could result in:

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
•
injury to our reputation.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our applications could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant. From time to time, our clients assert claims against us alleging that they suffered damages due to a defect, error, or other failure of our solution. We also face potential liability from our clients, and possibly third parties, in the event we fail to report information, particularly wage and earnings information, criminal records or other potentially negative information, or wrongly report such information. From time to time, we have been subject to claims and lawsuits by current and potential employees of our clients, alleging that we provided to our clients inaccurate or improper information that negatively affected the clients. Although the resolutions of these lawsuits have not had a material adverse effect on us to date, the costs of such claims, including settlement amounts or punitive damages, could be material in the future, could cause adverse publicity and reputational damage, could divert the attention of our management, could subject us to equitable remedies relating to the operation of our business and provision of services and result in significant legal expenses, all of which could have a material adverse effect on our business, financial condition and results of operations and adverse publicity, and could result in the loss of existing clients and make it difficult to attract new clients. Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention. Any failures in the performance of our solution could harm our reputation and our ability to retain existing clients and attract new clients, which would have an adverse impact on our business, operating results or financial condition.

Furthermore, our business depends on our ability to satisfy our clients, both with respect to our applications and the technical support provided to help our clients use the applications that address the needs of their businesses. We use our in-house deployment personnel to implement and configure our solution and provide support to our clients. If a client is not satisfied with the quality of our solution, the applications delivered or the support provided, we could incur additional costs to address the situation, our profitability might be negatively affected, and the client’s dissatisfaction with our deployment or support service could harm our ability to sell additional applications to that client. In addition, our sales process is highly dependent on the reputation of our solution and applications and on positive recommendations from our existing clients. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality technical support, could adversely affect client retention, our reputation, our ability to sell our applications to existing and prospective clients, and, as a result, our business, operating results or financial condition.

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

We are dependent on the leadership of our key executives and, if we fail to retain such key executives, our business could be adversely affected.

We believe the success of our business and execution of our strategy depend, in part, on the leadership of Chad Richison, our founder, Chief Executive Officer, President and Chairman of the Board of Directors, and that of our other key executive officers and employees. The loss of their leadership, expertise and experience could adversely impact our operations. Effective succession planning is also important to our long-term success. Changes in our management team may be disruptive to our business, and any failure to ensure effective transfer of knowledge or successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The loss of the services of any of our executive officers or other key employees, or our inability to attract highly qualified senior management and other key personnel, could harm our business. In addition, legal and regulatory developments may affect our ability to enforce post-termination obligations of certain employees with respect to non-competition, non-solicitation and protection of confidential information. Our business could be adversely affected if a key executive leaves Paycom and interferes with our client, employee and/or other business relationships. We do not maintain key man life insurance on any of our executive officers.

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

Our business and operations have experienced significant growth and organizational change. If we fail to manage such growth and change effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced, and may continue to experience, significant growth in our operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources. We have also experienced significant growth in the number of clients and transactions and the amount of client and employee data that our infrastructure supports. As a result, our organizational structure and recording systems and procedures are becoming more complex as we improve our operational, financial and management controls. Our success depends, in part, on our ability to manage this growth and organizational change effectively. Moreover, our international expansion efforts are exacerbating many of these challenges. To manage the effects of our growth, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. The failure to effectively manage growth could result in (i) declines in the quality of, or client satisfaction with, our applications or service delivery, (ii) increases in costs, (iii) difficulties or delays in introducing new applications or (iv) other operational difficulties, any of which could adversely affect our business by impairing our ability to retain and attract clients or sell additional applications to our existing clients. In addition, our ability to expand our sales force may be constrained by the willingness and availability of qualified personnel to staff and manage new offices and our success in recruiting and training sales personnel. If our expansion efforts are unsuccessful, our business, operating results or financial condition could be adversely affected.

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

An element of our growth strategy is to expand our operations and client base, including in markets outside of the United States. Launching into international markets and doing business internationally involves a number of risks, including but not limited to:

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
•
certain expenses including, among others, expenses for travel, translation and insurance; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, as well as similar laws in foreign jurisdictions.

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

We rely on third-party couriers to deliver payroll checks and tax forms and on financial and accounting processing systems and various financial institutions to perform financial services in connection with our applications, such as providing automated clearing house (“ACH”) and wire transfers as part of our payroll and payroll tax payment services and facilitating our Vault Visa® Payroll Card. We also rely on third parties to provide technology and content support, manufacture time clocks and process background checks. We anticipate that we will continue to depend on various third-party relationships in order to provide these and other services. Identifying, negotiating and documenting relationships with these third parties and integrating third-party content and technology requires significant time and resources. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. In addition, these third parties may not perform as expected under our agreements, which could hinder our ability to deliver certain services to our clients and negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or the services provided by third parties fail to meet our clients’ or client employees’ expectations, our ability to compete in the marketplace or to grow our revenues could be impaired and our business, operating results or financial condition could be adversely affected. Furthermore, due to our dependence on financial institutions for certain services, a systemic shutdown of the banking industry or a disruption of the Federal Reserve Bank’s services, including ACH processing, would impede our ability to provide our payroll and expense reimbursement services by delaying direct deposits and other financial transactions across the United States and could have an adverse impact on our financial results and liquidity.

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

We have licensed and deployed a third-party large language model (“LLM”) on our own internal network. This LLM processes a large amount of employee and customer data, including potentially sensitive information. Unauthorized access to or a breach of this LLM software could lead to significant legal and financial repercussions to us. Also, failure to comply with continually evolving privacy, cybersecurity, and AI regulations during our use of this LLM could lead to substantial fines and damage to our reputation. Rapid advancements in technology could quickly render our existing LLM obsolete, requiring the licensing and training of a replacement LLM at significant cost to us. The third-party LLM we license was trained on large datasets that may contain biases, and these biases can be reflected in the output of our LLM, leading to ethical concerns and potential harm to our employees and/or customers. The ongoing accuracy of the output of our LLM is critical for its effectiveness, and inaccurate or unreliable outputs could lead to customer dissatisfaction and potential legal liabilities.

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

Our increasing focus on, and investments in, automation expose us to a number of risks.

A key part of our strategy is our focus on automation. We currently utilize automation and machine learning in certain of our products and services to deliver a better experience for our clients and their employees, and we expect to automate more functions within our solution in the future. We also leverage AI internally to make certain business processes more efficient. While we believe the use of these emerging technologies can present significant benefits, it also creates risks and challenges.

The development and implementation of such advanced technologies is complex. We have invested, and intend to continue to invest, significant time and resources in our automation initiatives, some or all of which may not result in new products or enhancements to our solution or services or, even if deployed, may not materially improve client or client employee experience. Furthermore, existing and prospective clients may be hesitant to adopt products that rely on automation, particularly those that utilize AI. Data sourcing, technology, integration and process issues, programmed bias in decision-making algorithms, concerns over intellectual property, security concerns, and the protection of privacy could impair the adoption and acceptance of our automated solutions. If our investments in automation initiatives do not result in marketable products or services, or the resulting solutions do not gain market acceptance or we otherwise do not fully realize the intended benefits of these significant investments, our operating results and financial condition may suffer.

In addition, we may incur additional compliance costs to the extent our automation initiatives utilize tools and technologies that are the subject of increasing regulatory and legal scrutiny, such as AI. These laws and regulations are developing and vary from one jurisdiction to another. Future legislative and regulatory action, court decisions or other governmental action may adversely impact our ability to pursue our automation strategy and, in turn, may adversely impact our operations and financial results.

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

Further, we may spend time and money developing new applications and enhancements that, due to regulatory changes, become unnecessary prior to being released. In addition, any failure to educate and assist our clients with respect to new or revised legislation that impacts them could have an adverse effect on our reputation, and any failure to modify our applications or develop new applications in a timely fashion in response to regulatory changes could have an adverse effect on our business and results of operations. Additionally, new regulations or changes to existing regulations could be unclear, difficult to interpret or conflict with other applicable regulations. Our or our clients’ failure to comply with new or modified laws or regulations could result in financial penalties, legal proceedings or reputational harm. Finally, a negative audit or other investigations by the U.S. Government could adversely affect our ability to receive U.S. Government contracts and could result in financial or reputational harm.

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

Our applications and services are subject to various complex laws and regulations on the federal, state, local, and foreign levels, including those governing data security and privacy, which have become significant compliance issues globally. The regulatory framework for privacy of personal data is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include numerous state-level consumer privacy laws, such as California’s CCPA and Texas’ Data Privacy and Security Act, Illinois’ IBIPA, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, the Financial Services Modernization Act of 1999 (the “GLBA”), the Fair Credit Reporting Act (“FCRA”), federal and state labor and employment laws, state data breach notification laws, and state cybersecurity laws such as the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act. As we continue to expand our operations outside the United States, our applications and services are or will be subject to additional laws governing data security and privacy in relevant jurisdictions, such as Canada’s PIPEDA and Mexico’s Federal Law on the Protection of Personal Data held by Private Parties, as well as the GDPR, which is applicable in the European Economic Area and the United Kingdom.

Many of these newer state-level consumer privacy laws give consumers located in those states certain rights to be informed of, opt-out of, and request deletion of the personal information that we hold, similar to those rights provided by the European Union’s GDPR. Notably, the GLBA is enforced under the authority of the Federal Trade Commission and requires our payment card services to adhere to a privacy notice and take certain measures to protect related personal information from unauthorized use and threats to data security. The FCRA places certain requirements and duties on our business as a furnisher of information to certain consumer reporting agencies with which we share limited amounts of data. Because some of our clients are located in Mexico and other clients have establishments internationally, Canada’s PIPEDA, Mexico’s Federal Law on the Protection of Personal Data, and other foreign data privacy laws, such as the GDPR, may impact our processing of certain client and employee information. Failure to comply with data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, injunctions against data processing or data exporting, or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition. Moreover, allegations of non-compliance with privacy laws, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. The landscape of privacy laws applicable to our various products and services is evolving quickly. The CPRA, which expands upon the CCPA, went into effect in 2023. Fourteen other states have now enacted their own consumer data privacy statutes, many of which are modeled on the CCPA. New data privacy statutes are slated to go into effect later this year in Delaware, Iowa, Nebraska, New Hampshire, and New Jersey. In addition, there are a number of other legislative proposals worldwide for comprehensive privacy laws affecting consumer and employee personal information, which could impose additional and potentially conflicting obligations in areas affecting our business. Newly-passed legislative and regulatory initiatives may adversely affect the ability of our clients to process, handle, store, use and transmit demographic and personal information from their employees, which could reduce demand for our services.

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

Certain of our products and services use data-driven insights to help our clients manage their businesses more efficiently. Our business increasingly relies on AI and machine learning to model and create these insights. Use of these methods has recently come under increased regulatory scrutiny. New laws, guidance and court decisions in this area may limit our ability to use AI tools, or require us to make changes to our application or services that may decrease our operational efficiency, result in an increase to operating costs and hinder our ability to improve our services. For example, rules on the use of automated decision-making under enacted and proposed data protection laws may require us to disclose the existence of automated decision-making to the data subject with an explanation of the logic used in such decision-making, and may require us to implement certain safeguards, including the right to obtain human intervention and to contest any decision. Regulatory and legislative authorities in the United States and other countries have proposed similar types of legislation that imposes or would impose restrictions on the development of generative AI and machine learning. Our ability to provide data-driven insights using generative AI or machine learning may be constrained by current or future regulatory requirements, statutes or ethical considerations that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways. As we continue to pursue such new technologies, our failure to adequately address legal risks relating to the use of generative AI and machine learning in our applications could result in litigation or private action that could result in liability for the Company. Any actual or alleged noncompliance with these new laws and regulations, or failure to meet client expectations with respect to the use of generative AI and machine learning, could also result in negative publicity or harm to our reputation, subject us to investigations and expose us to significant fines, penalties and other damages.

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

As the Paycom National Trust Bank now manages U.S. client money movement activity, these transmissions are federally exempt from state money transmitter regulation, and we have surrendered all historically maintained state money transmitter licenses. Outside of the United States, we maintain certain “money services business” registrations and intend to apply for, where necessary, money services business, money transmitter, payment services provider, or similarly named applicable licenses.

Should other U.S. state, U.S. federal, or foreign regulators make a determination that we have operated as an unlicensed money services business, money transmitter, or payment services provider, we could be subject to civil and criminal fines, penalties, costs of registration, legal fees, reputational damage or other negative consequences, any of which may have an adverse effect on our business operating results or financial condition.

While we maintain we are not a money services business or money transmitter in the United States and other jurisdictions, our operations in certain jurisdictions in and outside of the U.S. are subject to AML laws and regulations, including, for example, the BSA. Among other things, the BSA requires certain financial institutions, including banks and money services businesses, to develop and implement risk-based AML programs, report large cash transactions and suspicious activity, and maintain transaction records. We have adopted an AML compliance program to mitigate the risk of our application being used for illegal or illicit activity and to help detect and prevent fraud. Our AML compliance program is designed to foster trust in our application and services. However, there can be no assurance that our employees, consultants, or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violation of applicable AML laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on our results of operations and financial condition.

Further, bank regulators continue to impose additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses and third-party senders to be higher risk customers for money laundering. Thus, our banking partners that assist in processing our money movement transactions may limit the scope of services they provide to us or may impose additional material requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks willing to do business with us, may require us to materially change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a material adverse effect on our results of operations or financial condition.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our solution and applications and could adversely affect our business, operating results or financial condition.

As a vendor of services, we are ordinarily held responsible by taxing authorities for collecting and paying any applicable sales or other similar taxes. Additionally, the application of tax laws to services provided electronically like ours is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and applications provided over the internet. These enactments could adversely affect our sales activity, due to the inherent cost increase the taxes would represent, and ultimately could adversely affect our business, operating results or financial condition.

Each jurisdiction has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular jurisdiction, we may voluntarily engage the applicable tax authorities in order to determine how to comply with that jurisdiction’s rules and regulations. We cannot ensure that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we currently believe no such taxes are required.

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

Our operations are subject to a variety of federal, state, local and international employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states and we are beginning to hire internationally, compliance with evolving laws and regulations could substantially increase our cost of doing business. In recent years, we have been subject to threatened and filed lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. We may incur damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations. We are currently subject to employee-related legal proceedings in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

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

We offer a background screening application called Enhanced Background Checks. In the course of providing background checks, we search and report public and non-public consumer information and records, including criminal records, employment and education history, credit history, driving records and drug screening results. Consequently, we are subject to extensive, evolving and often complex laws and governmental regulations, such as the FCRA, the Drivers’ Privacy Protection Act, state consumer reporting agency laws, state licensing and registration requirements, and various other foreign, federal, state and local laws and regulations. These laws and regulations set forth restrictions and process requirements concerning what may be reported about an individual, when, to whom, and for what purposes, and how the subjects of background checks are to be treated. Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Such increase in restrictions and compliance costs could negatively affect our ability to provide other services expected by our clients and adversely affect our offerings and revenue.

Changes in law, regulation, or administrative enforcement and interpretations or other limitations and prohibitions related to the provision of consumer information and records could materially adversely affect our revenue and profitability. For example, numerous state and local authorities have implemented “ban the box” and “fair chance” hiring laws that limit or prohibit employers from inquiring or using a candidate’s criminal history to make employment decisions, and many of these authorities have in recent years amended these laws to increase the restrictions on the use of such information. In addition, redaction of personal identifying information in criminal records (such as date of birth), and court rules or lawsuits that limit or restrict access to identifiers in criminal records, may negatively impact our ability to perform complete criminal background checks. The enactment of new restrictive legislation and the requirements, restrictions, and limitations imposed by changing interpretations and court decisions on such laws and regulations could prevent our customers from using the full functionality of our background screening application, which may reduce demand for such solution.

Furthermore, we face potential liability from individuals, classes of individuals, clients or regulatory bodies for claims based on the nature, content or accuracy of our background check services and the information we use and report. Our potential exposure to lawsuits or government investigations may increase depending in part on our clients’ compliance with these laws and regulations and applicable employment laws in their procurement and use of our background checks as part of their hiring process, which is generally outside of our control. Our potential liability includes claims of non-compliance with the FCRA, U.S. state consumer reporting agency laws or regulations, foreign regulations or applicable employment laws, as well as other claims of defamation, invasion of privacy, negligence, copyright, patent or trademark infringement. In some cases, we may be subject to strict liability.

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
•
business disruptions caused by widespread public health crises, natural disasters, such as tornadoes, hurricanes, fires, earthquakes and floods (including as a result of climate change), acts of war, terrorism, or other catastrophic events;
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

In addition, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.25 to 1.0, stepping down to 3.0 to 1.0 as of December 31, 2025, and thereafter. The operating and financial covenants in the Credit Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. If we borrow in the future, we may be required to use a substantial portion of our cash flows to pay principal and interest on our debt, which would reduce the amount of money available for operations, working capital, expansion, or other general corporate purposes.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2024, we had recorded a total of $51.9 million of goodwill and $46.2 million of other intangible assets, net. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and/or we could become subject to investigations by the New York Stock Exchange (the “NYSE”), the SEC, or other regulatory authorities, and the market price of our common stock could be negatively affected.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results have in the past, and may in the future, vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Ownership of Our Securities

The issuance of additional stock in connection with acquisitions, our stock incentive plans, warrants or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 100 million shares of common stock and up to 10 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, in part or in full, through the issuance of additional equity securities.

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

We may not continue to pay dividends at the same rate or at all.

Our payment of dividends, as well as the rate at which we pay dividends, are solely at the discretion of our Board of Directors. Further, dividend payments, if any, are subject to our financial results and the availability of statutory surplus. These factors could result in a change to our dividend policy.

General Risks

Adverse economic and market conditions could affect our business, operating results or financial condition.

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States or in global markets deteriorate, clients may cease their operations, eliminate or reduce unscheduled payroll runs (such as bonuses), reduce headcount, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, increased interest rates, inflation, volatility in capital markets, and decreased liquidity, among other possible factors, could negatively affect our ability to conduct business. Furthermore, the impact of such macroeconomic developments may be exacerbated by geopolitical events such as the ongoing military conflict in Ukraine and the ongoing conflict between Israel and Hamas. An economic decline could result in reductions in sales of our applications, decreased revenue from unscheduled payroll runs and fees charged on a per-employee basis, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

Further, as part of our payroll and payroll tax filing services, we collect and then remit client funds to taxing authorities and accounts designated by our clients. During the interval between receipt and disbursement, we typically invest such funds in money market funds, demand deposit accounts, certificates of deposit, U.S. treasury securities and commercial paper. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Any loss of or inability to access such funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, which may not be available on terms that are acceptable to us, if at all. Furthermore, although increased interest rates may have a negative impact on certain clients, increased interest rates have resulted in increased interest earned on funds held for clients and additional income earned on our corporate funds. Changes in interest rates will impact potential earnings of future investments. A stable or rising interest rate environment would sustain the additional interest earned on funds held for clients and interest earned on our corporate funds, whereas a decreasing interest rate environment would compress the additional interest earnings and potentially adversely affect our operating results.

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

Incident Response

We maintain plans to address any cybersecurity incidents, including but not limited to a Crisis Management Plan, an Incident Response Plan, an Information Security Incident Management Policy and a Business Resiliency Policy. Information security continuity is embedded in our business continuity management system to minimize the risk that continuity operations could result in a compromise to our security standards. We conduct business continuity, crisis communications and disaster recovery exercises at least annually to test and modify the plan, as needed. The activities related to the business continuity management system are routinely reported to executive management as part of our IT security team’s ongoing metrics reporting. In addition, reports related to activities and outcomes are provided to the audit committee of the Board of Directors on a quarterly basis.

Certifications and Audits

We maintain the following ISO certifications related to our information systems:

•
ISO 22301:2019 (standard for implementing and managing an effective business continuity management system);
•
ISO/IEC 27001:2013 (security standard for information security management systems, covering our production, quality assurance and implementation environments);
•
ISO/IEC 27701:2019 (standard for establishing, implementing, maintaining and continually improving a privacy information management system); and
•
ISO 9001:2015 (standard for the implementation of quality management processes).

We voluntarily obtain third-party security examinations relating to our internal controls over financial reporting in accordance with SOC 1. Our SOC 1 examination is conducted every six months by one of the four largest independent international auditing firms, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. We also obtain third-party examinations relating to our internal controls over security and privacy in accordance with SOC 2. Our SOC 2 examination is conducted every year and addresses, among other areas, internal controls around security, availability, and processing integrity. We publish SOC 1 reports semiannually and SOC 2 and SOC 3 reports annually.

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

Role of the Board of Directors

The Board of Directors has delegated to the audit committee primary responsibility for overseeing enterprise risk management, including oversight of risks from cybersecurity threats. The audit committee receives quarterly reports and updates from our Chief Information Officer and Vice President of IT and Information Security with respect to cybersecurity risk management. Such reports cover the Company’s information security program, including its current status, capabilities, objectives and plans, as well as the evolving cybersecurity threat landscape.

Role of Management

The Chief Information Officer oversees the activities of our IT and information security teams. Our Chief Information Officer has been with Paycom since 2005 and has more than 30 years of IT and software development experience. The Vice President of IT and Information Security, who reports to our Chief Information Officer, is responsible for ensuring that both new implementations and ongoing operations comply with the policies, procedures, and guidelines of our information security program. Our Vice President of IT and Information Security has been with Paycom for over a decade and has worked in technology development, improvement, infrastructure, and security for over 15 years. The Vice President of IT and Information Security is supported by our Director of IT Security, who has worked in technology development, improvement, infrastructure, and security for over a decade. The Director of IT Security is responsible for the growth and implementation of the information security and data privacy programs and oversees the operations of the information security team. The Director of IT Security also provides oversight for information security and privacy policies and controls, oversees compliance activities, and provides metrics and guidance to executive management regarding the program. The aforementioned leaders and teams have a breadth of experience and manage programs related to governance, risk, and compliance; data privacy and security; vulnerability management; security operations; and application security.

The Chief Information Officer is regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. As discussed above, our information systems are routinely reviewed for compliance with information security policies and standards. Outcomes of reviews and audits are reported to the Director of IT Security, Vice President of IT and Information Security, and the Chief Information Officer. Relevant information about security nonconformities, incidents, and events are reported to the working group described below and to the Board of Directors. As discussed above, the Chief Information Officer and Vice President of IT and Information Security report to the audit committee and the Board of Directors on cybersecurity matters at least quarterly.

In addition, we have established a working group composed of senior leaders from various departments, including operations, finance, IT, information security, internal audit, and legal. This working group’s responsibilities include (i) ensuring that information security goals and objectives are identified, meet organizational and business requirements, and are integrated into relevant processes, (ii) reviewing the effectiveness of the information security program, (iii) providing clear direction and highly visible management support for security initiatives, (iv) providing resources required for information security projects and initiatives, (v) overseeing programs to maintain information security awareness, including training and team-specific guidance, and (vi) coordinating the information security aspects of supplier relationships.

Item 2. Properties

Our corporate headquarters is an approximately 815,000-square-foot campus located on over 150 acres of Company-owned property in Oklahoma City, Oklahoma. We also have an operations facility on approximately 14 acres of Company-owned property in Grapevine, Texas. In addition to housing two fully redundant data centers at our corporate headquarters in Oklahoma City, we operate another fully redundant data center at our Grapevine facility. Furthermore, we have acquired a data center in Arizona, which we expect will be fully operational in mid-2025.

As of December 31, 2024, we lease offices in 29 states and in certain international locations. We believe that these facilities are suitable for our current operations and, upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

Item 3. Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business, including commercial, intellectual property and employment-related matters, as well as stockholder derivative actions, class action lawsuits and other matters. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters are material to our business or financial condition based upon the standard set forth in the SEC’s rules. We believe we have substantial defenses in each matter, and we intend to vigorously defend against the claims brought by plaintiffs in these lawsuits.

Between November 2023 and January 2024, Company stockholders filed four federal securities lawsuits against the Company, Chad Richison, and Craig Boelte (the “Defendants”). On April 23, 2024, the United States District Court for the Western District of Oklahoma (the “Western District Court”) consolidated three of these lawsuits (styled Ventrillo, et al. v. Paycom Software, Inc., et al., Case No. 5:23-cv-01019-F; Caloto, et al. v. Paycom Software, Inc., et al., Case No. 5:24-cv-00019-F; and Minarik, et al. v. Paycom Software, Inc., et al., Case No. 5:24-cv-00014-F) and dismissed for procedural reasons the fourth complaint (styled Schoenrock, et al. v. Paycom Software, Inc., et al., Case No. 5:24-cv-00012-F). The consolidated action is styled In re Paycom Software, Inc. Securities Litigation, Case No. 5:23-cv-01019-F (the “Consolidated Securities Class Action”).

On July 8, 2024, the lead plaintiff filed an amended complaint in the Consolidated Securities Class Action on behalf of a class of acquirers of Company securities between February 8, 2022 and October 31, 2023. In the amended complaint, the lead plaintiff asserts claims under Section 10(b) and 20(a) of the Exchange Act, alleging that the Defendants made materially false and misleading statements and failed to disclose facts regarding the impact of Beti on the Company’s services and revenues. The lead plaintiff is seeking remedies on behalf of the putative class that include, but are not limited to, compensatory damages, reimbursement of out-of-pocket costs, and injunctive relief.

The Defendants filed their Motion to Dismiss Plaintiff’s Consolidated Complaint on September 6, 2024. The parties have fully briefed the Motion to Dismiss and are awaiting a decision from the Western District Court.

In January and May 2024, three derivative lawsuits were filed by Company stockholders against the Company and the members of the Board of Directors for purported breaches of fiduciary duties, aiding and abetting, unjust enrichment, and waste of corporate assets based on similar allegations as in the Consolidated Securities Class Action. On May 23, 2024, the three derivative actions were consolidated into one master case, styled In re Paycom Software, Inc. Stockholder Derivative Litigation, Case No. 5:24-cv-00240-F, in the Western District Court (the “Consolidated Derivative Action”). The plaintiffs seek to recover unspecified monetary damages on behalf of the Company. The Western District Court has stayed all proceedings and deadlines in the Consolidated Derivative Action pending resolution of Defendants’ Motion to Dismiss in the Consolidated Securities Class Action.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “PAYC.” As of February 11, 2025, there were approximately 3,200 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

In May 2023, our Board of Directors adopted a dividend policy under which we intend to continue to pay quarterly cash dividends on our common stock.

The following table summarizes quarterly dividends paid during 2024.

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
October 28, 2024	November 25, 2024	December 9, 2024	$0.375	$21.0
July 29, 2024	August 26, 2024	September 9, 2024	$0.375	$21.0
April 29, 2024	May 28, 2024	June 10, 2024	$0.375	$21.2
February 5, 2024	March 4, 2024	March 18, 2024	$0.375	$21.2
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

On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on March 24, 2025 to stockholders of record at the close of business on March 10, 2025.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Software & Services Index during the five-year period commencing on December 31, 2019 and ending on December 31, 2024. The graph assumes that $100 was invested in our common stock and in each of the comparative indices at the beginning of the period, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2024 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1 - 31, 2024(3)	1,087	$166.17	1,087	$1,486,052,000
November 1 - 30, 2024(3)	30,737	$231.14	30,737	$1,478,947,000
December 1 - 31, 2024	—	$—	—	$1,478,947,000
Total	31,824		31,824
(1)
Pursuant to a stock repurchase plan announced on November 20, 2018, we were authorized to purchase (in the aggregate) up to $150.0 million of our common stock in open market purchases, privately negotiated transactions or by other means. On May 13, 2021, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $300.0 million and extended the expiration date to May 13, 2023. On June 7, 2022, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $550.0 million and extended the expiration date to June 7, 2024. On August 15, 2022, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $1.1 billion and extended the expiration date to August 15, 2024. On July 31, 2024, we announced that our Board of Directors increased the availability under the existing stock repurchase plan to $1.5 billion and extended the expiration date to August 15, 2026.
(2)
Exclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.
(3)
Consists of shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Cautionary Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in millions unless otherwise noted.

Overview

We are a leading provider of a comprehensive, cloud-based human capital management solution delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all human capital management (“HCM”) functions, including payroll, talent acquisition, talent management, human resources (“HR”) management and time and labor management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

Substantially all of our revenues are generated from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We serve a diverse client base in terms of size and industry. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives (“CRRs”) who sell new applications to existing clients.

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

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion, we are presented with a variety of opportunities and challenges. Our payroll application is the foundation of our solution and all of our clients are required to utilize this application in order to access our other applications. Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution. We believe our strategy of focusing on automation across the full solution and employee usage is an important differentiator for attracting new clients and is also key to long-term client satisfaction and client retention. Our software vision is that people should not perform payroll- and HCM-related tasks that systems can safely automate. For example, our industry-first Beti technology automates and streamlines the payroll process by empowering employees to do their own payroll. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our revenue growth. Nonetheless, because Beti is designed to eliminate payroll errors that lead to billable corrections and unscheduled payroll runs, we have experienced a reduction in these activities that historically would otherwise generate additional revenue for us.

Our continued growth depends on attracting new clients by continuing to leverage our sales force productivity, penetrating existing markets and expanding into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our revenue growth. We plan to open additional sales offices in the future to further expand our market presence.

The market for HCM software is highly competitive, rapidly evolving and fragmented. We expect competition to remain intense as new market entrants and disruptive technologies emerge and aggressive pricing and client retention strategies persist. These market pressures can directly affect our revenue growth and our ability to attract and retain clients. Our revenue growth rate and annual revenue retention rate declined in 2023 and remained under pressure throughout 2024. While these trends may continue in the near-term, our long-term focused investments in automation, client ROI achievement, and world-class service are designed to counteract these recent negative trends.

Our target client size is organizations with 50 to 10,000 or more employees. While we continue to serve a diversified client base ranging from small businesses to organizations with many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. We believe larger employers, such as organizations with greater than 1,000 employees, represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. With the launch of our Global HCM solution and expansion of payroll services into certain international markets, we expect that our ability to serve organizations with international employees makes our solution more attractive to larger companies, many of which have a global presence. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. As a result, the performance of certain of our offerings is sensitive to changes in the labor market. In addition, a multitude of macroeconomic pressures, such as inflation and changes in interest rates, impact our clients’ hiring practices to varying degrees and, in turn, impact our revenues.

We believe the challenges of managing the ever-changing complexity of payroll and HR will continue to drive companies to turn to outsourced providers for help with their HCM needs. The HCM industry historically has been driven, in part, by legislation and regulatory action, including COBRA, the Affordable Care Act (“ACA”), changes to the minimum wage laws or overtime rules, and legislation from federal, state, or municipal taxation authorities.

Based on our total revenues, we have grown at a 22% compound annual growth rate from January 1, 2021 through December 31, 2024. Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses. Historically, our revenue growth and geographic expansion have driven increases in our employee headcount, which in turn precipitated increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases. Moving forward, this historical trend may be impacted by our ability to continue to leverage automation and other internal efficiencies. Furthermore, execution of our international expansion strategy requires considerable investment. As a result of the factors described above, we have experienced and expect to continue to experience pressure on our margins as we hire to support growth.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2024	2023	2022
Key performance indicators:
Clients	37,543	36,820	36,561
Clients (based on parent company grouping)	19,422	19,481	19,081
Sales teams	58	55	55
Annual revenue retention rate(1)	90%	90%	91%
(1)
During 2023, we modified the method by which we calculate annual revenue retention rate. The 2022 annual revenue retention rate has been recast to conform to the methodology described below.
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
•
Sales Teams. We monitor our sales professionals by the number of sales teams at period end. For the purposes of this metric, CRRs and emerging markets representatives are considered one sales team. Each outside sales team typically consists of a sales manager and approximately seven sales professionals. Certain larger metropolitan areas can support more than one outside sales team. We believe the number of sales teams is an indicator of potential revenues for future periods.
•
Annual Revenue Retention Rate. Our annual revenue retention rate tracks the percentage of revenues that we retain from our existing clients. We monitor this metric because it is an indicator of client satisfaction and revenues for future periods.

We calculate annual revenue retention rate for any 12-month period (a “Measurement Period”) as follows:

Recurring and Other Revenues – TTM Revenue Attrition

Recurring and Other Revenues

The trailing 12-month value of revenue from clients lost during the Measurement Period (“TTM Revenue Attrition”) is equal to the actual recurring fees paid by such lost clients during the 12 months preceding the respective dates on which they last processed payroll with us. The point at which a client is deemed “lost” is determined based on the terms of our standard services agreement with clients. As described in Note 2 “Summary of Significant Accounting Policies”, for the year ended December 31, 2024, we changed the presentation of revenues on the consolidated statements of comprehensive income to disaggregate interest on funds held for clients and combine recurring and other revenues. Reclassifications for the presentation of revenue did not impact the calculation of our annual retention rate.

Components of Results of Operations

Sources of Revenues

Revenues consist of recurring and other revenues, and interest on funds held for clients. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients.

Recurring and Other Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. The client’s use of our applications routinely fluctuates based upon factors that include the number of payrolls run and changes in the client’s employee population.

Substantially all of our revenues are generated from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues can fluctuate in relation to changes to client employee count. Furthermore, because the timing of revenue recognition is driven by the processing of the client’s payroll, it can vary based upon changes in client payroll dates and the impact that weekends or public holidays may have in prompting a client to accelerate or delay the processing of payroll.

Recurring revenues include revenues relating to the annual processing of payroll tax filing forms and ACA form filing requirements and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. These payroll forms are typically processed in the first quarter of the year, and many of our clients are subject to ACA form filing requirements in the first quarter, which positively impacts first quarter revenues and margins. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, our recurring revenues during the fourth quarter are positively impacted by unscheduled payroll runs for our clients that occur before the end of the year. Nonetheless, we expect the magnitude of these seasonal fluctuations in our revenues to decrease to the extent clients utilize more of our non-payroll applications.

Other revenues consist of implementation fees for the deployment of our solution and revenues from sales of time clocks as part of our time and attendance services. Non-refundable implementation fees are charged to new clients at contract inception. These fees generally range from 10% to 30% of the annualized value of the transaction. Implementation fees are deferred and recognized as revenue over the life of the client, which is estimated to be 10 years. Revenues from the sale of time clocks are recognized when control is transferred to the client upon delivery of the product.

Interest on Funds Held For Clients

We earn interest income on funds held for clients. Funds held for clients are amounts collected from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities until they are paid to the applicable tax or regulatory agencies or to client employees. As we introduce new applications, expand our client base and renew and expand relationships with existing clients, we expect our average funds held for clients balance and, accordingly, interest earned on funds held for clients, will increase; however, the amount of interest we earn can be positively or negatively impacted by changes in interest rates.

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

Interest Expense

Interest expense includes interest on our long-term debt and settlements related to an interest rate swap prior to the termination of the interest rate swap agreement on August 24, 2022. Prior to the repayment of our long-term debt in November 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. See Note 6 “Long-Term Debt” for discussion of the repayment of our debt.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024, for a discussion of results for the year ended December 31, 2022, including a discussion of the changes in our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year Ended December 31,
	2024		2023		% Change
Revenues
Recurring and other	$1,758.3	93.4%	$1,585.7	93.6%	10.9%
Interest on funds held for clients	124.9	6.6%	108.0	6.4%	15.7%
Total revenues	1,883.2	100.0%	1,693.7	100.0%	11.2%
Cost of revenues
Operating expenses	267.4	14.2%	223.7	13.2%	19.5%
Depreciation and amortization	67.2	3.6%	52.6	3.1%	27.8%
Total cost of revenues	334.6	17.8%	276.3	16.3%	21.1%
Administrative expenses
Sales and marketing	434.4	23.1%	417.6	24.7%	4.0%
Research and development	242.6	12.9%	199.0	11.7%	21.9%
General and administrative	158.6	8.4%	288.1	17.0%	-44.9%
Depreciation and amortization	78.7	4.2%	61.4	3.6%	28.3%
Total administrative expenses	914.3	48.6%	966.1	57.0%	-5.4%
Total operating expenses	1,248.9	66.3%	1,242.4	73.4%	0.5%
Operating income	634.3	33.7%	451.3	26.6%	40.5%
Interest expense	(3.4)	-0.2%	(1.9)	-0.1%	75.2%
Other income (expense), net	18.1	1.0%	23.0	1.4%	-21.3%
Income before income taxes	649.0	34.5%	472.4	27.9%	37.4%
Provision for income taxes	147.0	7.8%	131.6	7.8%	11.7%
Net income	$502.0	26.7%	$340.8	20.1%	47.3%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the year ended December 31, 2024 from the year ended December 31, 2023 was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, additions and increased usage of existing products and services, and the realization of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers. Client-driven acceleration of payroll processing due to the public holiday on January 1, 2025 contributed to the increase in recurring and other revenue recognized for the year ended December 31, 2024, as compared to the prior year.

Interest on Funds Held For Clients

Higher interest rates and an increase in average funds held for client balances, resulted in increased interest earned on funds held for clients for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The average daily balance of funds held for clients was $2.4 billion and $2.2 billion the years ended December 31, 2024 and 2023, respectively.

Expenses

Cost of Revenues

During the year ended December 31, 2024, operating expenses increased from the prior year by $43.7 million, primarily due to a $29.2 million increase in employee-related expenses, an $8.3 million increase in banking related fees, and a $6.1 million increase in shipping and supplies fees. Depreciation and amortization expense increased $14.6 million primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was not in service in the prior year.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2024, sales and marketing expenses increased from the prior year by $16.8 million due to a $36.4 million increase in employee-related expenses, which was partially offset by a $19.6 million decrease in marketing and advertising expense.

Research and development

During the year ended December 31, 2024, research and development expenses increased $43.6 million from the prior year primarily due to an increase in employee-related expenses.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	% Change
Capitalized portion of research and development	$125.7	$96.7	30%
Expensed portion of research and development	242.6	199.0	22%
Total research and development costs	$368.3	$295.7	25%

General and administrative

During the year ended December 31, 2024, general and administrative expenses decreased $129.5 million from the prior year primarily due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer, and a $11.4 million decrease in other employee-related expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Year Ended December 31,
	2024	2023	% Change
Operating expenses	$13.5	$10.6	27%
Sales and marketing	19.0	23.9	-21%
Research and development	26.3	22.3	18%
General and administrative	(81.7)	73.0	-212%
Total non-cash stock-based compensation expense	$(22.9)	$129.8	-118%

Depreciation and Amortization

During the year ended December 31, 2024, depreciation and amortization expense increased from the prior year period primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

Interest Expense

The increase in interest expense for the year ended December 31, 2024 primarily due to the timing of our expansion project at our corporate headquarters, which resulted in a higher capitalization rate of interest in 2023.

Other Income (Expense), net

The decrease in other income (expense), net for the year ended December 31, 2024, as compared to the prior year, was primarily attributable to a decrease in interest earned on our corporate funds primarily due to lower operating cash balances. Additionally, as a result of the termination of the Term Loan Facility (as defined in Note 6 “Long-Term Debt”), we incurred a loss on the extinguishment of debt of $1.2 million in the year ended December 31, 2023, which consisted of the write-off of unamortized debt issuance costs.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 23% and 28% for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of December 31, 2024, we did not have any outstanding borrowings under the Revolving Credit Facility.

We fund our operations primarily from cash flows generated from operations. We are funding our ongoing capital expenditures from available cash. Further, to date, all cash dividends and purchases under our stock repurchase plan have been funded from available cash. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.25 to 1.0, stepping down to 3.0 to 1.0 as of December 31, 2025 and thereafter.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In August 2022, our Board of Directors authorized a stock repurchase plan allowing for the repurchase up to $1.1 billion of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The stock repurchase plan was set to expire on August 15, 2024. In July, 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases through August 15, 2026. As of December 31, 2024, there was $1.48 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the year ended December 31, 2024, we repurchased an aggregate of 924,493 shares of our common stock at an average cost of $156.29 per share, including 112,288 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $21.7 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

We completed an expansion of our corporate headquarters, which was placed into service in the second quarter of 2024. As our business grows, we expect our capital expenditures related to research and development and other strategic expansion activities to increase. We anticipate that our capital expenditures in 2025, comprised of purchases of property and equipment and intangible assets, will be generally consistent with the prior year on a total dollar basis. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period.

As part of our payroll and payroll tax filing services, we collect funds from our clients for employment taxes, which we remit to the appropriate tax agencies and accounts designated by our clients. We typically invest these funds in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities from which we earn interest income during the period between receipt and disbursement of such funds.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which can vary significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendars. As a result, the balance changes from period to period in alignment with the timing of each payroll cycle.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	% Change
Net cash provided by (used in):
Operating activities	$533.9	$485.0	10%
Investing activities	(22.2)	(196.7)	-89%
Financing activities	1,108.3	(274.6)	-504%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,620.0	$13.7	11725%

Operating Activities

Cash provided by operating activities for the year ended December 31, 2024 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the year ended December 31, 2023, our operating cash flows for the year ended December 31, 2024 were positively impacted by changes in working capital.

Investing Activities

Cash used in investing activities for the year ended December 31, 2024 decreased from the prior year primarily due to a $175.0 million increase in proceeds from investments from funds held for clients.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 increased from the prior year due to the impact of a $1,217.2 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a $163.8 million decrease in repurchases of common stock, a $29.0 million decrease in payments on long-term debt, and a $0.7 million decrease in payment of debt issuance costs. The increase in cash provided by financing activities was partially offset by a $20.0 million increase in dividends paid and a $7.8 million increase in withholding taxes paid related to net share settlements.

Contractual Obligations

Our principal commitments primarily consist of leases for office space and the naming rights agreement. For additional information regarding our naming rights agreement, leases, and our commitments and contingencies, see Note 4 “Goodwill and Intangible Assets, Net”, Note 5 “Leases” and Note 13” Commitments and Contingencies”.

We plan to continue to lease additional office space to support our growth. In addition, many of our existing lease agreements provide us with the option to renew. When applicable, our future operating lease obligations include payments due during any renewal period provided for in the lease where the lease imposes a penalty for failure to renew. Additional details on our leases, including the related future cash outflows, are included within Note 5 “Leases” in the notes to our consolidated financial statements included elsewhere within this Form 10-K.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are derived from contracts with clients. Sales and other applicable taxes are excluded from revenues.

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. Payroll includes Beti, Payroll and Payroll Tax Management, Vault, Everyday, Paycom Pay, Client Action Center, Expense Management, Garnishment Administration and GL Concierge applications. Talent acquisition includes our Applicant Tracking, Enhanced Background Checks, Onboarding, E-Verify and Tax Credits applications. Talent management includes our Employee Self-Service, Compensation Budgeting, Performance Management, Position Management and Paycom Learning applications. HR management includes our Manager on-the-Go, Direct Data Exchange, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Paycom Surveys, Enhanced ACA and Clue applications. Time and labor management includes Time and Attendance, Scheduling, Time-Off Requests featuring GONE, and Labor Allocation applications. In addition, with Global HCM, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 190 countries.

The client’s use of our applications routinely fluctuates based upon factors that include the number of payrolls run and changes in the client’s employee population. These usage-based fluctuations do not change our core performance obligation to stand ready to provide the customer with services for the remainder of the contractual term.

The performance obligations related to recurring revenues are generally satisfied and recognized during each client’s payroll period, with the agreed-upon fee being charged and collected as part of our processing of the client’s payroll. Collectability is reasonably assured as the fees are generally collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

The contract period for the majority of contracts associated with these revenues is one month due to the fact that both we and the client typically have the unilateral right to terminate a wholly unperformed contract without compensating the other party by providing 30 days’ notice of termination. We consider the total price charged to a client in a given period to be indicative of the standalone selling price, as the total amount charged is within a reasonable range of prices typically charged for our goods and services for comparable classes of client groups, which we periodically assess for price adjustments.

Other revenues consist of nonrefundable implementation fees, which are charged upfront to new clients to offset the expense of new client set-up, as well as revenues from the sale of time clocks as part of our time and attendance application. Although these revenues are related to our recurring revenues, they represent distinct performance obligations. The nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of the contract period. The nonrefundable upfront fee is typically collected upon contract inception and is deferred and recognized ratably over the period that our client realizes the benefits from the material right (i.e., 10-year estimated client life). We conduct an annual analysis of client retention data to support our client life estimate. A change in our client life estimate could have a material impact on the timing and amounts recognized as revenue for nonrefundable upfront fees.

Revenues from the sale of time clocks are recognized when control is transferred to the client upon delivery of the product. We estimate the standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

Interest income on funds held for clients is earned on funds that are collected from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. The interest earned on these funds is included in revenues in the consolidated statements of comprehensive income as the collection, holding, and remittance of these funds are essential components of providing these services.

Assets Recognized from the Costs to Obtain and Costs to Fulfill Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year. We also recognize an asset for the costs to fulfill a contract with a client if such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined that substantially all costs related to implementation activities are administrative in nature and also meet the capitalization criteria under Accounting Standards Codification 340-40, “Other Assets and Deferred Costs”. These capitalized costs to fulfill principally relate to upfront direct costs that are expected to be recovered through margin and that enhance our ability to satisfy future performance obligations. The assets related to both costs to obtain, and costs to fulfill, contracts with clients are accounted for utilizing a portfolio approach and are capitalized and amortized ratably over the expected period of benefit, which we have determined to be the estimated life of the client relationship of 10 years primarily because we incur no new costs to obtain, or costs to fulfill, a contract upon renewal. A change in our client life estimate could have a material impact on the timing and amounts recognized as amortization expense.

Additional commission costs may be incurred when an existing client purchases additional applications; however, these commission costs relate solely to the additional applications purchased and are not related to contract renewal. Furthermore, additional fulfillment costs associated with existing clients purchasing additional applications are minimized by our seamless single-database platform.

The assets related to both costs to obtain, and costs to fulfill, contracts with customers are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the years ended December 31, 2024 or December 31, 2023.

Stock-Based Compensation Awards

Historically, our stock-based compensation programs have included restricted stock awards and restricted stock unit awards. We issue stock-based compensation awards with three different types of vesting requirements including awards that vest solely based on condition of service, awards that vest based on achieving certain performance metrics such as revenue or adjusted EBITDA targets, and awards that vest based on achieving certain market conditions such as relative total stockholder return or volume weighted average price targets.

We measure the fair value of awards that vest solely based on condition of service, such as our time-based shares of restricted stock and time-based restricted stock units, and the fair value of awards that vest based on achieving certain performance metrics, by using the closing market price on the date of grant.

We measure the fair value of awards that vest based on achieving certain market conditions, such as relative total stockholder return or volume weighted average price targets, by using a Monte Carlo simulation model. Stock-based compensation cost is recognized only for those awards expected to meet the requisite service and performance vesting conditions. Stock-based compensation cost is recognized on a straight-line basis over the requisite or derived service period of the award, which is generally the vesting period of the award, with forfeitures recognized as incurred.

The Monte Carlo simulation model used to determine the fair value of awards that vest based on market conditions considers various subjective assumptions as inputs, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates, expected performance period, dividend yield, and correlation to benchmark (for total stockholder return based awards). Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our awards that vest based on achieving certain market conditions and the associated stock-based compensation cost. Refer to Note 12 “Stock-Based Compensation” in the notes to our consolidated financial statements for further information regarding our stock-based compensation awards.

Recent Accounting Pronouncements

Refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a full description of recent accounting pronouncements.

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

Adjusted EBITDA and non-GAAP net income are not measures of financial performance under U.S. GAAP, and should not be considered a substitute for net income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and when assessing our operating performance, you should not consider adjusted EBITDA or non-GAAP net income in isolation, or as a substitute for net income or other consolidated statements of comprehensive income data prepared in accordance with U.S. GAAP. Adjusted EBITDA and non-GAAP net income may not be comparable to similarly titled measures of other companies, and other companies may not calculate such measures in the same manner as we do.

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024, for a presentation of the amounts for the year ended December 31, 2022.

	Year Ended December 31,
	2024	2023
Net income to adjusted EBITDA:
Net income	$502.0	$340.8
Interest expense	3.4	1.9
Provision for income taxes	147.0	131.6
Depreciation and amortization	145.9	114.0
EBITDA	798.3	588.3
Non-cash stock-based compensation expense	(22.9)	129.8
Loss on extinguishment of debt	—	1.2
Adjusted EBITDA	$775.4	$719.3

	Year Ended December 31,
	2024	2023
Net income to non-GAAP net income:
Net income	$502.0	$340.8
Non-cash stock-based compensation expense	(22.9)	129.8
Loss on extinguishment of debt	—	1.2
Income tax effect on non-GAAP adjustments	(17.1)	(22.3)
Non-GAAP net income	$462.0	$449.5

Weighted average shares outstanding:
Basic	56.2	57.7
Diluted	56.3	58.0

Earnings per share, basic	$8.93	$5.91
Earnings per share, diluted	$8.92	$5.88
Non-GAAP net income per share, basic	$8.22	$7.79
Non-GAAP net income per share, diluted	$8.21	$7.75

	Year Ended December 31,
	2024	2023
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$8.93	$5.91
Non-cash stock-based compensation expense	(0.41)	2.25
Loss on extinguishment of debt	—	0.02
Income tax effect on non-GAAP adjustments	(0.30)	(0.39)
Non-GAAP net income per share, basic	$8.22	$7.79

	Year Ended December 31,
	2024	2023
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$8.92	$5.88
Non-cash stock-based compensation expense	(0.41)	2.24
Loss on extinguishment of debt	—	0.02
Income tax effect on non-GAAP adjustments	(0.30)	(0.39)
Non-GAAP net income per share, diluted	$8.21	$7.75

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of December 31, 2024, we had corporate cash and cash equivalents totaling $402.0 million and funds held for clients cash and cash equivalents totaling $3.7 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $24.7 million included within funds held for clients on the consolidated balance sheets as of December 31, 2024. Our available-for-sale securities consisted of a U.S. treasury security with an original maturity of two years. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of December 31, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $23.9 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $0.5 million reduction in the aggregate market value of our fixed rate securities as of December 31, 2024. An immediate decrease in interest rates of 100 basis points would have resulted in a $0.5 million increase in the aggregate market value of our fixed rate securities as of December 31, 2024. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Deferred implementation revenue and contract costs amortization period

As described further in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements, the Company capitalizes costs associated with obtaining and fulfilling revenue contracts when it expects the amortization period to be longer than one year. The resulting assets are amortized over the expected period of benefit of 10 years, which the Company has determined to be the estimated life of a client relationship. The Company also uses the estimated client relationship period in recognizing deferred implementation revenue. We identified the amortization period of both the deferred contract costs as well as the deferred implementation revenue as a critical audit matter.

The principal considerations for our determination that the amortization period of both the deferred contract costs as well as the deferred implementation revenue is a critical audit matter are as follows. Given the materiality of the balances of deferred contract costs and deferred implementation revenue, this assumption is considered sensitive as a change could yield a material impact on the consolidated financial statements. Auditing the estimated life of the Company’s client relationships required significant auditor judgment in planning and executing the appropriate audit procedures.

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

Oklahoma City, Oklahoma

February 20, 2025

Paycom Software, Inc.

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$402.0	$294.0
Accounts receivable	39.2	16.4
Prepaid expenses	44.4	37.6
Inventory	1.4	1.4
Income tax receivable	11.9	18.4
Deferred contract costs	140.4	118.2
Current assets before funds held for clients	639.3	486.0
Funds held for clients	3,665.5	2,327.4
Total current assets	4,304.8	2,813.4
Property and equipment, net	561.4	498.2
Intangible assets, net	46.2	50.1
Goodwill	51.9	51.9
Long-term deferred contract costs	783.6	680.3
Operating lease right-of-use assets	80.6	73.8
Other assets	31.4	29.8
Total assets	$5,859.9	$4,197.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23.9	$13.9
Accrued commissions and bonuses	33.0	30.5
Accrued payroll and vacation	59.0	56.1
Deferred revenue	30.0	22.8
Operating lease liabilities	20.4	19.2
Accrued expenses and other current liabilities	74.8	64.0
Current liabilities before client funds obligation	241.1	206.5
Client funds obligation	3,665.7	2,328.1
Total current liabilities	3,906.8	2,534.6
Deferred income tax liabilities, net	149.7	143.8
Long-term deferred revenue	114.6	107.7
Long-term operating lease liabilities	63.0	56.7
Other long-term liabilities	49.9	51.7
Total long-term liabilities	377.2	359.9
Total liabilities	4,284.0	2,894.5
Commitments and contingencies (Note 13 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100 shares authorized, 63.0 and 62.7 shares issued at December 31, 2024 and December 31, 2023, respectively; 55.9 and 56.5 shares outstanding at December 31, 2024 and December 31, 2023, respectively)	0.6	0.6
Additional paid-in capital	724.8	724.4
Retained earnings	1,887.5	1,470.0
Accumulated other comprehensive earnings (loss)	(0.6)	(1.0)
Treasury stock, at cost (7.1 and 6.1 shares at December 31, 2024 and December 31, 2023, respectively)	(1,036.4)	(891.0)
Total stockholders’ equity	1,575.9	1,303.0
Total liabilities and stockholders’ equity	$5,859.9	$4,197.5

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Recurring and other	$1,758.3	$1,585.7	$1,342.5
Interest on funds held for clients	124.9	108.0	32.7
Total revenues	1,883.2	1,693.7	1,375.2
Cost of revenues
Operating expenses	267.4	223.7	169.8
Depreciation and amortization	67.2	52.6	42.9
Total cost of revenues	334.6	276.3	212.7
Administrative expenses
Sales and marketing	434.4	417.6	346.6
Research and development	242.6	199.0	148.3
General and administrative	158.6	288.1	239.1
Depreciation and amortization	78.7	61.4	49.8
Total administrative expenses	914.3	966.1	783.8
Total operating expenses	1,248.9	1,242.4	996.5
Operating income	634.3	451.3	378.7
Interest expense	(3.4)	(1.9)	(2.5)
Other income (expense), net	18.1	23.0	13.4
Income before income taxes	649.0	472.4	389.6
Provision for income taxes	147.0	131.6	108.2
Net income	$502.0	$340.8	$281.4
Earnings per share, basic	$8.93	$5.91	$4.86
Earnings per share, diluted	$8.92	$5.88	$4.84
Weighted average shares outstanding:
Basic	56.2	57.7	57.9
Diluted	56.3	58.0	58.2
Comprehensive earnings:
Net income	$502.0	$340.8	$281.4
Unrealized net gains (losses) on available-for-sale securities	1.0	3.5	(4.8)
Tax effect	(0.6)	(0.8)	1.1
Other comprehensive income (loss), net of tax	0.4	2.7	(3.7)
Comprehensive earnings:	$502.4	$343.5	$277.7

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2021	62.3	$0.6	$465.6	$915.6	—	4.3	$(488.1)	$893.7
Vesting of restricted stock	0.2	—	—	—	—	—	—	—
Stock-based compensation	—	—	111.0	—	—	—	—	111.0
Repurchases of common stock	—	—	—	—	—	0.4	(99.8)	(99.8)
Net income	—	—	—	281.4	—	—	—	281.4
Other comprehensive earnings (loss), net of tax	—	—	—	—	(3.7)	—	—	(3.7)
Balances at December 31, 2022	62.5	$0.6	$576.6	$1,197.0	(3.7)	4.7	$(587.9)	$1,182.6
Vesting of restricted stock	0.2	—	—	—	—	—	—	—
Stock-based compensation	—	—	147.8	—	—	—	—	147.8
Dividends declared ($0.375 per share)	—	—	—	(67.8)	—	—	—	(67.8)
Repurchases of common stock	—	—	—	—	—	1.4	(303.1)	(303.1)
Net income	—	—	—	340.8	—	—	—	340.8
Other comprehensive earnings (loss), net of tax	—	—	—	—	2.7	—	—	2.7
Balances at December 31, 2023	62.7	$0.6	$724.4	$1,470.0	(1.0)	6.1	$(891.0)	$1,303.0
Vesting of restricted stock	0.3	—	—	—	—	—	—	—
Stock-based compensation	—	—	0.4	—	—	—	—	0.4
Dividends declared ($0.375 per share)	—	—	—	(84.5)	—	—	—	(84.5)
Repurchases of common stock	—	—	—	—	—	1.0	(145.4)	(145.4)
Net income	—	—	—	502.0	—	—	—	502.0
Other comprehensive earnings (loss), net of tax	—	—	—	—	0.4	—	—	0.4
Balances at December 31, 2024	63.0	$0.6	$724.8	$1,887.5	(0.6)	7.1	$(1,036.4)	$1,575.9

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$502.0	$340.8	$281.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.9	113.9	92.7
Accretion of discount on available-for-sale securities	(0.1)	(0.5)	(1.0)
Non-cash marketing expense	1.6	1.7	1.7
Gain on disposition of property and equipment	—	—	(0.2)
Amortization of debt issuance costs	1.1	1.2	0.8
Stock-based compensation expense	(22.9)	129.8	94.9
Loss on extinguishment of debt	—	1.2	—
Cash paid for derivative settlement	—	—	2.0
Gain on derivative	—	—	(1.6)
Deferred income taxes, net	5.8	2.6	(3.2)
Other	(0.5)	0.1	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	(22.8)	6.4	(13.4)
Prepaid expenses	(6.7)	(6.6)	(6.5)
Inventory	—	0.2	(0.2)
Other assets	(2.7)	(9.6)	(4.0)
Deferred contract costs	(120.0)	(127.7)	(122.4)
Accounts payable	9.1	(5.2)	11.7
Income taxes, net	6.5	(12.8)	10.8
Accrued commissions and bonuses	2.5	2.1	6.1
Accrued payroll and vacation	2.9	11.1	10.8
Deferred revenue	14.1	13.1	16.0
Net change in operating right-of-use assets and operating lease liabilities	0.7	1.0	0.2
Accrued expenses and other current liabilities	17.4	22.2	(9.5)
Net cash provided by operating activities	533.9	485.0	365.1
Cash flows from investing activities
Purchases of investments from funds held for clients	(24.9)	(25.0)	(268.7)
Proceeds from investments from funds held for clients	200.0	25.0	382.2
Purchases of intangible assets	(4.4)	(4.2)	(4.1)
Purchases of property and equipment	(192.9)	(192.6)	(132.7)
Proceeds from sale of property and equipment	—	0.1	—
Net cash used in investing activities	(22.2)	(196.7)	(23.3)
Cash flows from financing activities
Proceeds from the issuance of debt	—	—	29.0
Repurchases of common stock	(122.8)	(286.6)	(94.7)
Withholding taxes paid related to net share settlements	(21.7)	(13.9)	(5.2)
Payments on long-term debt	—	(29.0)	(29.3)
Dividends paid	(84.8)	(64.8)	—
Net change in client funds obligation	1,337.6	120.4	361.1
Payment of debt issuance costs	—	(0.7)	(6.3)
Net cash (used in) provided by financing activities	1,108.3	(274.6)	254.6
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,620.0	13.7	596.4
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,422.8	2,409.1	1,812.7
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$4,042.8	$2,422.8	$2,409.1

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows, continued

(in millions)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$402.0	$294.0	$400.7
Restricted cash included in funds held for clients	3,640.8	2,128.8	2,008.4
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$4,042.8	$2,422.8	$2,409.1

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$2.0	$1.0	$0.5
Cash paid for income taxes	$136.9	$139.9	$100.6
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$3.9	$9.0	$5.9
Stock-based compensation for capitalized software	$17.5	$14.7	$9.0
Right of use assets obtained in exchange for operating lease liabilities	$25.1	$50.3	$21.5

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Paycom Software, Inc. (“Software”), together with its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of a comprehensive, cloud-based human capital management solution (“HCM”) delivered as Software-as-a-Service. Unless we state otherwise or the context otherwise requires, the terms “we,” “our,” “us” and the “Company” refer to Software and its consolidated subsidiaries.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for the fair presentation of our results for the periods presented.

In 2024, the Office of the Comptroller of the Currency (the “OCC”) issued final approval to Paycom National Trust Bank, National Association (the “Paycom National Trust Bank”), our wholly owned subsidiary, to operate as a national trust bank pursuant to the National Bank Act and relevant OCC regulations. The Paycom National Trust Bank is the sole trustee of Paycom Client Trust, our grantor trust, which now holds substantially all client payroll and related funds and is responsible for the oversight and management of those client funds. We have determined that the trust is a variable interest entity that meets the criteria established for consolidation in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation”. We are the primary beneficiary of the trust, and we have the power to direct its activities and a controlling financial interest in its economic performance.

For the year ended December 31, 2024, we changed the presentation of revenues on the consolidated statements of comprehensive income to disaggregate interest on funds held for clients and combine recurring and other revenues. Prior period amounts have been reclassified to conform to this presentation. Reclassifications for the presentation of revenue did not have a material impact on previously reported amounts or change total revenues.

In the fourth quarter of 2024, we adopted the presentation of dollar amounts in millions, except amounts per share. As a result, amounts presented for prior periods may differ immaterially from those reported in previous filings and some amounts may not sum due to rounding. All percentages have been calculated using unrounded amounts.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands reportable segment disclosure requirements for public business entities by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment’s profit or loss. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. See Note 15 “Segment Reporting” for further information.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Seasonality

Our revenues are seasonal in nature. Generally, we expect our first and fourth quarter recurring revenues to be higher than other quarters during the year because payroll tax filing forms and Affordable Care Act (“ACA”) forms are typically processed in the first quarter, and unscheduled payroll runs (such as bonuses) for our clients are typically concentrated in the fourth quarter. In addition, these seasonal fluctuations in recurring revenues impact operating income. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer allocates resources and assesses performance based upon financial information at the consolidated level. See Note 15 “Segment Reporting” for additional information.

Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. We maintain cash and cash equivalents in demand deposit accounts and money market funds, which may not be federally insured. The fair value of our cash and cash equivalents approximates carrying value. We have not experienced any losses in such accounts and do not believe there is exposure to any significant credit risk on such accounts.

Accounts Receivable

We generally collect revenues from our clients through an automatic deduction from the clients’ bank accounts at the time payroll processing occurs. Accounts receivable on our consolidated balance sheets generally consists of revenue-related receivables, including processing fees, interest income receivable, and revenue fees related to the last business day of the year, which are collected on the following business day. As accounts receivable are regularly collected via automatic deduction on the following business day, the Company has not recognized an allowance for doubtful accounts.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows:

Software and capitalized software development costs	3 years
Buildings	30 years
Computer equipment	3 years
Rental clocks	5 years
Furniture, fixtures and equipment	5 years
Land improvements	15 years
Leasehold improvements	5 years
Vehicles	3 years

Costs incurred during construction of long-lived assets are recorded as construction in progress and are not depreciated until the asset is placed in service.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the years ended December 31, 2024, 2023 and 2022, we incurred interest costs of $3.4 million, $5.3 million and $3.4 million, respectively. For the year ended December 31, 2024 no interest costs were capitalized. For the years ended December 31, 2023 and 2022, interest costs of $3.4 million and $0.9 million, respectively, were capitalized. See Note 6 “Long-Term Debt” for discussion of repayment of our indebtedness.

Leases

Our leases primarily consist of noncancellable operating leases for office space. We recognize a right-of-use asset and operating lease liability on the lease commencement date based on the present value of the lease payments over the lease term. Operating lease

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

liabilities are measured by discounting future lease payments at an estimated incremental borrowing rate. Right-of-use assets are amortized over the lease term and include adjustments related to prepaid rent.

Internal Use Software

Capitalized costs include costs for services associated with developing or obtaining internal use software and certain payroll and payroll-related costs for employees who are directly associated with internal use software projects. The amount of payroll costs that are capitalized with respect to these employees is limited to the time directly spent on such projects. Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. We also expense internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

The total capitalized software development costs were $125.7 million and $96.7 million during the years ended December 31, 2024 and 2023, respectively, and are included in property and equipment. Amortization expense of capitalized software development costs was $83.1 million, $61.9 million and $47.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Derivatives

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the then-outstanding term loans. We do not hold derivative instruments for trading or speculative purposes. The interest rate swap agreement effectively converted a portion of the variable interest rate payments to fixed interest rate payments. We account for our derivatives under ASC 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. See Note 9 “Fair Value of Financial Instruments”. We elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument were recognized in our consolidated statements of comprehensive income within Other income (expense), net. As further discussed in Note 7 “Derivative Instruments” on August 24, 2022, we terminated the interest rate swap by settling the contract.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting unit had declined below its carrying value. In the qualitative assessment, we consider macroeconomic conditions, including any deterioration of general economic conditions; industry and market conditions, including any deterioration in the environment where the reporting unit operates; changes in the products/services; regulatory and political developments; cost of doing business; overall financial performance; and other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation. Based on our assessment, there was no impairment recorded as of June 30, 2024. For the years ended December 31, 2024, 2023 and 2022, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the years ended December 31, 2024, 2023 and 2022.

Funds Held for Clients and Client Funds Obligation

As part of our payroll and tax filing services, we collect funds from our clients for employment taxes, which we remit to the appropriate tax agencies. We typically invest these funds in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities from which we earn interest income during the period between receipt and disbursement of such funds.

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the tax filings is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

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

We report the cash flows related to the purchases of investments from funds held for clients and related to the proceeds from the maturities of investments from funds held for clients on a gross basis in the cash flows from investing activities section of the consolidated statements of cash flows. Additionally, we report cash flows related to cash received from and paid on behalf of clients on a net basis within net change in client funds obligation in the cash flows from financing activities section of the consolidated statements of cash flows.

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. As of December 31, 2024, there was $1.48 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of restricted equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2026.

During the year ended December 31, 2024, we repurchased an aggregate of 924,493 shares of our common stock at an average cost of $156.29 per share, including 112,288 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. During the year ended December 31, 2023, we repurchased an aggregate of 1,495,752 shares of our common stock at an average cost of $200.93 per share, including 51,119 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are derived from contracts with clients. Sales and other applicable taxes are excluded from revenues.

Recurring and Other Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. Payroll includes Beti, Payroll and Payroll Tax Management, Vault, Everyday, Paycom Pay, Client Action Center, Expense Management, Garnishment Administration and GL Concierge applications. Talent acquisition includes our Applicant Tracking, Enhanced Background Checks, Onboarding, E-Verify and Tax Credits applications. Talent management includes our Employee Self-Service, Compensation Budgeting, Performance Management, Position Management and Paycom Learning applications. HR management includes our Manager on-the-Go, Direct Data Exchange, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Paycom Surveys, Enhanced ACA and Clue applications. Time and labor management includes Time and Attendance, Scheduling, Time-Off Requests featuring GONE, and Labor Allocation applications. In addition, with Global HCM, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 190 countries.

We consider our commitment in our customer contracts to be a series of distinct services that together constitute a single performance obligation that is generally satisfied over time and recognized during each client’s payroll period. The agreed-upon fee is

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

variable consideration that is determined by client usage, billed and collected as part of our processing of the client’s payroll. The client’s use of our applications routinely fluctuates based upon factors that include the number of payrolls run and changes in the client’s employee population. These usage-based fluctuations do not change our core performance obligation to stand ready to provide the customer with services for the remainder of the contractual term. Collectability is reasonably assured as the fees are generally collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

The contract period for the majority of contracts associated with these revenues is one month due to the fact that both we and the client typically have the unilateral right to terminate a wholly unperformed contract without compensating the other party by providing 30 days’ notice of termination. We consider the total price charged to a client in a given period to be indicative of the standalone selling price, as the total amount charged is within a reasonable range of prices typically charged for our goods and services for comparable classes of client groups, which we periodically assess for price adjustments. Because the variable consideration in our client contracts is allocated entirely to a wholly unsatisfied promise to transfer a series of distinct services forming a single performance obligation, we are not required to disclose the value of unsatisfied performance obligations.

Other revenues consist of nonrefundable implementation fees, which are charged upfront to new clients to offset the expense of new client set-up as well as revenues from the sale of time clocks as part of our time and attendance application. Although these revenues are related to our recurring revenues, they represent distinct performance obligations. The nonrefundable upfront fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of the contract period. The nonrefundable upfront fee is typically collected upon contract inception and is deferred and recognized ratably over the period that our client realizes the benefits from the material right (i.e., 10-year estimated client life). We conduct an annual analysis of client retention data to support our client life estimate. A change in our client life estimate could have a material impact on the timing and amounts recognized as revenue for nonrefundable upfront fees.

Revenues from the sale of time clocks are recognized when control is transferred to the client upon delivery of the product. We estimate the standalone selling price for the time clocks by maximizing the use of observable inputs such as our specific pricing practices for time clocks.

For additional information, see Note 15 “Segment Reporting”.

Interest on Funds Held for Clients

Interest income on funds held for clients is earned on funds that are collected from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. The interest earned on these funds is included in revenues in the consolidated statements of comprehensive income as the collection, holding, and remittance of these funds are essential components of providing these services.

Contract Balances

The timing of revenue recognition for recurring services is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, we generally do not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$130.5	$117.4
Recognition of revenue included in beginning of period balance	(21.9)	(19.1)
Contract balance, net of revenue recognized during the period	36.0	32.2
Balance, end of period	$144.6	$130.5

We expect to recognize $28.8 million of deferred revenue in 2025, $25.5 million in 2026, and $91.2 million of such thereafter.

Assets Recognized from the Costs to Obtain and Costs to Fulfill Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year. We also recognize an asset for the costs to fulfill a contract with a client if such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined that substantially all costs related to implementation activities are administrative in nature and also meet the capitalization criteria under ASC 340-40, “Other Assets and Deferred Costs”. These capitalized costs to fulfill principally relate to upfront direct

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

costs that are expected to be recovered through margin and that enhance our ability to satisfy future performance obligations. The assets related to both costs to obtain, and costs to fulfill, contracts with clients are accounted for utilizing a portfolio approach and are capitalized and amortized ratably over the expected period of benefit, which we have determined to be the estimated life of the client relationship of 10 years, primarily because we incur no new costs to obtain, or costs to fulfill, a contract upon renewal. A change in our client life estimate could have a material impact on the timing and amounts recognized as amortization expense.

Additional commission costs may be incurred when an existing client purchases additional applications; however, these commission costs relate solely to the additional applications purchased and are not related to contract renewal. Furthermore, additional fulfillment costs associated with existing clients purchasing additional applications are minimized by our seamless single-database platform.

The assets related to both costs to obtain, and costs to fulfill, contracts with customers are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the years ended December 31, 2024 or December 31, 2023.

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Year Ended December 31, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$378.5	$111.5	$(64.3)	$425.7
Costs to fulfill a contract	$420.0	$144.0	$(65.7)	$498.3

	As of and for the Year Ended December 31, 2023
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$325.5	$107.8	$(54.8)	$378.5
Costs to fulfill a contract	$338.9	$133.7	$(52.6)	$420.0

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2024, 2023 and 2022 were $86.3 million, $106.8 million and $90.6 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time clocks and on payroll services in certain states. These taxes are recognized on a net basis, and therefore, excluded from revenues. For the years ended December 31, 2024, 2023 and 2022, sales taxes collected were $19.3 million, $17.6 million and $15.5 million, respectively.

Stock-Based Compensation

Historically, our stock-based compensation programs have included restricted stock awards and restricted stock unit awards. We issue stock-based compensation awards with three different types of vesting requirements including awards that vest solely based on condition of service, awards that vest based on achieving certain performance metrics such as revenue or adjusted EBITDA targets, and awards that vest based on achieving certain market conditions such as relative total stockholder return or volume weighted average price targets.

We measure the fair value of awards that vest solely based on condition of service, such as our time-based shares of restricted stock and time-based restricted stock units, and the fair value of awards that vest based on achieving certain performance metrics by using the closing market price on the date of grant.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

We measure the fair value of awards that vest based on achieving certain market conditions, such as relative total stockholder return or volume weighted average price targets, by using a Monte Carlo simulation model.

Stock-based compensation cost is recognized only for those awards expected to meet the requisite service and performance vesting conditions. Stock-based compensation cost is recognized as compensation costs in the consolidated statements of comprehensive income on a straight-line basis over the requisite or derived service period of the award, which is generally the vesting period of the award, with forfeitures recognized as incurred.

For additional information, see Note 12 “Stock-Based Compensation”.

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

We file income tax returns with the United States federal government and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We believe there is one tax position taken within the consolidated financial statements that does not meet this threshold. Our policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance allows for adoption using either a prospective or retrospective transition method. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business disclose additional information about specific expense categories in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

3.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	December 31, 2024	December 31, 2023
Property and equipment
Software and capitalized software development costs	$497.2	$371.7
Buildings	275.6	179.9
Computer equipment	203.2	164.9
Rental clocks	48.0	42.4
Furniture, fixtures and equipment	41.9	32.4
Other	20.7	18.4
	1,086.6	809.7
Less: accumulated depreciation and amortization	(576.4)	(437.3)
	510.2	372.4
Construction in progress	14.7	92.0
Land	36.5	33.8
Property and equipment, net	$561.4	$498.2

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40, “Other Assets and Deferred Costs”. For the years ended December 31, 2024 and 2023, we capitalized $125.7 million and $96.7 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the years ended December 31, 2024, 2023 and 2022, we incurred interest costs of $3.4 million, $5.3 million and $3.4 million, respectively. For the year ended December 31, 2024, no interest costs were capitalized. For the years ended December 31, 2023 and 2022, interest costs of $3.4 million and $0.9 million, respectively, were capitalized. See Note 6 “Long-Term Debt” for discussion of repayment of our indebtedness.

Depreciation and amortization expense for property and equipment, net was $142.0 million, $110.0 million and $88.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

4.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both December 31, 2024 and 2023, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2024, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of December 31, 2024 and 2023, there were no indicators of impairment.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

	December 31, 2024
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	11.8	$60.2	$(14.0)	$46.2
Total		$60.2	$(14.0)	$46.2

	December 31, 2023
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	12.8	$60.2	$(10.1)	$50.1
Total		$60.2	$(10.1)	$50.1

Amortization of intangible assets for the years ended December 31, 2024, 2023 and 2022 was $3.9 million, $3.9 million and $4.0 million, respectively. We estimate the aggregate amortization expense will be $3.9 million in 2025, and $3.9 million for each of 2026, 2027, 2028 and 2029, respectively.

5.
LEASES

The Company’s leases primarily consist of noncancellable operating leases for office space with contractual terms expiring from 2025 to 2031. All of our leases are operating leases. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to five years, it is not reasonably certain that any such options will be exercised. Some of our leases contain a termination option that is not reasonably certain to be exercised. If a termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period. None of our leases contain residual value guarantees, substantial restrictions or covenants.

The table below presents the lease assets and liabilities as of December 31, 2024 and December 31, 2023.

Balance Sheet location	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$80.6	$73.8
Lease liabilities:
Operating lease liabilities	$20.4	$19.2
Long-term operating lease liabilities	$63.0	$56.7

Rent expense under operating leases for the years ended December 31, 2024, 2023 and 2022 was $21.7 million, $18.1 million and $12.3 million, respectively. Cash paid for amounts relating to our operating leases was $23.2 million for the year ended December 31, 2024.

Because no implicit discount rates for our leases could be readily determined, we elected to use an estimated incremental borrowing rate to determine the present value of our leases. The weighted average discount rate related to our portfolio of leases at December 31, 2024 was 5.0%. The weighted average remaining lease term for our leases was 4.4 years as of December 31, 2024.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of December 31, 2024 were as follows:

2025	$21.0
2026	21.4
2027	19.8
2028	17.7
2029	9.7
Thereafter	3.8
Total undiscounted cash flows	$93.4
Present value discount	(10.0)
Lease liabilities	$83.4

The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of December 31, 2024, the present value of the operating lease liabilities that had not yet commenced was $0.5 million.

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

The Credit Agreement initially provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. The Credit Agreement also initially provided for a senior secured delayed draw term loan (the “Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $2.9 million as of December 31, 2024, are included in other assets on our consolidated balance sheets.

On the Facility Closing Date, we borrowed $29.0 million under the Revolving Credit Facility to repay the outstanding indebtedness under our prior credit facility, along with accrued interest, expenses and fees. The loan bore interest at the Adjusted Term SOFR Rate (as defined below) for the interest period in effect plus 1.25%.

On July 28, 2023, the Loan Parties entered into Amendment No. 2 to Credit Agreement with the Lenders, pursuant to which, among other things, (i) the aggregate revolving commitments under the Revolving Credit Facility were increased from $650.0 million to $1.0 billion, (ii) the Term Loan Facility was terminated and (iii) the Credit Agreement was amended in contemplation of the formation and future operating activities of the Paycom Client Trust (the “Client Trust”) and Paycom National Trust Bank, NA (the “Trust Bank”). The Company formed the Client Trust to hold client payroll and related funds and the Trust Bank to serve as trustee of the Client Trust. We did not make any draws under the Term Loan Facility prior to its termination on July 28, 2023. At the time of termination, unamortized debt issuance costs totaling $1.2 million were written off and recognized as a loss on extinguishment of debt, which was included in other income, net in the consolidated statements of comprehensive income.

On November 21, 2023, we fully repaid the outstanding indebtedness under the Revolving Credit Facility. As of December 31, 2024, there was no debt outstanding under the Revolving Credit Facility.

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

(tabular dollars and shares in millions, except per share and per unit amounts)

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.25 to 1.0, stepping down to 3.0 to 1.0 as of December 31, 2025, and thereafter. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of December 31, 2024, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

7.
DERIVATIVE INSTRUMENTS

In December 2017, we entered into a floating-to-fixed interest rate swap agreement to limit the exposure to floating interest rate risk related to the then-outstanding term loans. We do not hold derivative instruments for trading or speculative purposes. The interest rate swap agreement effectively converted a portion of the variable interest rate payments to fixed interest rate payments. We account for our derivatives under ASC 815, “Derivatives and Hedging,” and recognize all derivative instruments in the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. See Note 9 “Fair Value of Financial Instruments”. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument were recognized in our consolidated statements of comprehensive income within other income (expense), net. The cash flows associated with the derivative instrument are presented in our consolidated statements of cash flows within net cash provided by operating activities.

The objective of the interest rate swap was to reduce the variability in the forecasted interest payments of the then-outstanding term loans, which was based on a one-month USD LIBOR rate versus a fixed interest rate of 2.54% on a notional value of $35.5 million. Under the terms of the interest rate swap agreement, we received quarterly variable interest payments based on the LIBOR rate and paid interest at a fixed rate. The interest rate swap agreement had a maturity date of September 7, 2025. On August 24, 2022, following repayment of the related term loans, we terminated the interest rate swap by settling the contract, which resulted in a cash receipt of $0.5 million. The realized gain from the settlement of the interest rate swap contract is included in Other income (expense), net in the consolidated statements of comprehensive income.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

8.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	December 31, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$402.0	$—	$—	$402.0
Funds held for clients cash and cash equivalents	3,640.8	—	—	3,640.8
Available-for-sale securities(1):
U.S. treasury securities	24.9	—	(0.2)	24.7
Total investments	$4,067.7	$—	$(0.2)	$4,067.5

	December 31, 2023
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$294.0	$—	$—	$294.0
Funds held for clients cash and cash equivalents	2,128.8	—	—	2,128.8
Available-for-sale securities(1):
Certificates of deposit	25.0	—	—	25.0
U.S. treasury securities	174.8	—	(1.2)	173.6
Total investments	$2,622.6	$—	$(1.2)	$2,621.4
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2024, are as follows:

	December 31, 2024
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(0.2)	$24.7	$—	$—	$(0.2)	$24.7
Total	$(0.2)	$24.7	$—	$—	$(0.2)	$24.7

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2023, are as follows:

	December 31, 2023
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$—	$(1.2)	$173.6	$(1.2)	$173.6
Total	$—	$—	$(1.2)	$173.6	$(1.2)	$173.6

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the years ended December 31, 2024 or 2023. There were no realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2024 or 2023.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the years ended December, 2024 or 2023. We believe it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of December 31, 2024, our U.S. treasury security held a rating of AA+.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Expected maturities of available-for-sale securities at December 31, 2024 are as follows:

Expected maturity	Amortized cost	Fair value
One year to five years	$24.9	$24.7
	$24.9	$24.7

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

As discussed in Note 2 “Summary of Significant Accounting Policies”, we typically invest the funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities. Short-term investments in instruments with an original maturity of less than three months are classified as cash and cash equivalents within funds held for clients in the consolidated balance sheets. Investments in instruments with an original maturity greater than three months are classified as available-for-sale securities and are also included within funds held for clients in the consolidated balance sheets. These available-for-sale securities are recognized at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 8 “Corporate Investments and Funds Held for Clients” for additional information.

As discussed in Note 7 “Derivative Instruments” during the year ended December 31, 2017, we entered into an interest rate swap. While outstanding, the interest rate swap was measured on a recurring basis based on quoted prices for similar financial instruments and other observable inputs recognized at fair value. We terminated the interest rate swap on August 24, 2022.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$24.7	$—	$24.7

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$25.0	$—	$25.0
U.S. treasury securities	$—	$173.6	$—	$173.6

10.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $19.1 million, $15.9 million and $12.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the years ended December 31, 2024, 2023, and 2022, eligible employees purchased 87,073, 72,942 and 54,059 shares, respectively, of the Company’s common stock under the ESPP. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period. Our compensation expense related to the ESPP was $3.5 million, $3.5 million and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

11.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$502.0	$340.8	$281.4
Denominator:
Basic weighted average shares outstanding (in thousands)	56,208	57,707	57,928
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	88	267	247
Diluted weighted average shares outstanding (in thousands)	56,296	57,974	58,175
Earnings per share:
Basic	$8.93	$5.91	$4.86
Diluted	$8.92	$5.88	$4.84

12.
STOCK-BASED COMPENSATION

Restricted Stock Awards

In May 2023, the stockholders of the Company approved the Paycom Software, Inc. 2023 Long-Term Incentive Plan (the “2023 LTIP”), which provides for the granting of equity-based awards to the Company’s employees, contractors and outside directors. Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the 2023 LTIP is 3.6 million.

We have historically issued shares of restricted stock that are subject to either market-based vesting conditions (“Market-Based Restricted Stock Awards”) or time-based or no vesting conditions (“Time-Based Restricted Stock Awards”). The market-based vesting conditions are based on the Company’s total enterprise value or volume weighted average stock price over a specific period exceeding certain specified thresholds.

During the year ended December 31, 2024, we issued an aggregate of 894,475 restricted shares of common stock under the 2023 LTIP, consisting of 187,174 shares underlying Market-Based Restricted Stock Awards and 707,301 shares underlying Time-Based Restricted Stock Awards. Generally, Market-Based Restricted Stock Awards will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the 20 consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $222 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $251 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement. Generally, the Time-Based Restricted Stock Awards will vest over periods ranging from three to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The Time-Based Restricted Stock Awards mentioned above include an aggregate of 8,255 shares of restricted stock issued to the non-employee members of our Board of Directors in 2024 under the 2023 LTIP. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary date of the grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

In connection with the Co-Chief Executive Officer transition in February 2024, the Company and Chad Richison entered into a letter agreement pursuant to which, among other things, Mr. Richison acknowledged and agreed that the change in his position from Chief Executive Officer to Co-Chief Executive Officer triggered the forfeiture of 1,610,000 shares of restricted stock granted to him on November 23, 2020 in accordance with the terms of the award. As a result, on February 7, 2024, 1,610,000 shares of restricted stock were forfeited to the Company and $117.5 million of previously recognized compensation costs that were recorded in reporting periods prior to 2024 were reversed to additional paid-in capital in the consolidated balance sheets and to general and administrative expenses in the consolidated statements of comprehensive income.

The following table presents a summary of the grant date fair values of restricted stock granted during the years ended December 31, 2024, 2023 and 2022 and the related assumptions:

	Year Ended December 31,
	2024	2023	2022
Grant date fair value of restricted stock	$144.16 - $210.65	$167.76 - $337.44	$259.65 - $348.19
Risk-free interest rate	4.27%	3.58%	1.75%
Estimated volatility	40.1%	40.9%	40.0%
Expected life (in years)	2.3	2.3	2.5

The following table summarizes restricted stock awards activity for the year ended December 31, 2024:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)		(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2023	904.0	$293.74	1,745.5		$124.38
Granted	707.3	$179.85	187.2		$167.25
Vested	(256.2)	$293.40	(81.6)		$170.32
Forfeited	(214.8)	$257.23	(1,655.4	)(1)	$112.80
Unvested shares of restricted stock outstanding at December 31, 2024	1,140.3	$230.10	195.7		$244.14
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

The following table presents the aggregate fair value of awards that vested during the indicated period:

	Year Ended December 31,
	2024	2023	2022
Time-Based Restricted Stock Awards	$46.5	$43.0	$64.0
Market-Based Restricted Stock Awards	$19.8	$—	$—

Restricted Stock Units

During the year ended December 31, 2024, we issued the following restricted stock unit awards to certain of our executive officers, in each case subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock unit award agreement: (i) an aggregate of 50,473 performance-based restricted stock units (“PSUs”), with the number of shares deliverable upon vesting of such PSUs to be determined based on achievement of a pre-established revenue performance goal for the one-year performance period from January 1, 2024 to December 31, 2024; (ii) an aggregate of 31,473 time-based restricted stock units (“RSUs”) vesting in three equal annual tranches over a period of approximately three years, provided that the recipient is employed by, or providing services to, the

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Company on the applicable vesting date; and (iii) 17,209 RSUs, with 24% vesting in February 2025, 24% vesting in February 2026 and 52% vesting in February 2027, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date. The PSUs were eligible to vest following the performance period, but no later than February 28, 2025, provided that the recipient was employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock unit award agreement.

During the year ended December 31, 2024, 75,464 PSUs (consisting of PSUs granted to certain executive officers in 2021, 2022 and 2023) were eligible to vest based on the Company’s performance during a performance period ended December 31, 2023. On February 5, 2024, we issued 4,472 shares of common stock upon the vesting of PSUs awarded to Mr. Boelte in May 2023. The number of shares delivered upon vesting of such PSUs was determined based on the Company’s achievement of an adjusted EBITDA performance goal. With respect to all other PSUs eligible to vest based on the Company’s performance during a performance period ended December 31, 2023, the relevant performance goals were not achieved and, as a result, none of such PSUs vested and all were forfeited.

The following table presents a summary of the grant date fair values of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 and the related assumptions:

	Year Ended December 31,
	2024	2023	2022
Grant date fair value of restricted stock	$158.95 - $199.03	$55.83 - $297.55	$252.16 - $377.01
Risk-free interest rate	—	4.89%	1.25% - 1.51%
Estimated volatility	—	42.5%	49.2%
Expected life (in years)	1.4	1.0	2.7

The following table summarizes RSU and PSU activity for the year ended December 31, 2024:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2023	9.2	$300.74	37.2	$308.05
Granted	48.7	$187.02	50.5	$187.34
Vested	(3.0)	$300.76	(4.5)	$288.75
Forfeited	(31.3)	$200.62	(59.5)	$257.66
Unvested restricted stock units outstanding at December 31, 2024(1)	23.6	$198.54	23.7	$181.24
(1)
A maximum of 23,715 shares could be delivered upon settlement of PSUs based upon the Company’s achievement of the applicable performance goals over the applicable performance periods.

For the year ended December 31, 2024, the Company recognized non-cash stock-based compensation expense, inclusive of forfeitures, that totaled a net benefit of $22.9 million. For the years ended December 31, 2023 and 2022, our total non-cash stock-based compensation expense was $129.8 million and $94.9 million, respectively.

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Year Ended December 31,
	2024	2023	2022
Non-cash stock-based compensation expense:
Operating expenses	$13.5	$10.6	$4.7
Sales and marketing	19.0	23.9	18.7
Research and development	26.3	22.3	11.1
General and administrative	(81.7)	73.0	60.4
Total non-cash stock-based compensation expense	$(22.9)	$129.8	$94.9

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards (including RSUs and PSUs) as of December 31, 2024:

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$186.7	$3.2
Weighted average period for recognition (years)	2.4	1.1

We capitalized stock-based compensation costs related to software developed for internal use of $17.5 million, $14.7 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

14.
INCOME TAXES

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Provision for current income taxes
Federal	$103.8	$94.1	$81.3
State	37.4	31.9	30.1
Total provision for current income taxes	141.2	126.0	111.4
Provision for deferred income taxes
Federal	3.9	5.4	(2.8)
State	1.9	0.2	(0.4)
Total provision for deferred income taxes	5.8	5.6	(3.2)
Total provision for income taxes	$147.0	$131.6	$108.2

The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21%	21%	21%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	6%	6%	6%
Nondeductible expenses	1%	3%	4%
Research credit, Federal benefit	(1%)	(3%)	(2%)
Stock-based compensation	(4%)	0%	(1%)
Uncertain Tax Position	0%	1%	0%
Effective income tax rate	23%	28%	28%

Our effective income tax rate was 23% and 28% for the years ended December 31, 2024 and 2023.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred income tax assets (liabilities):
Mark-to-market investments - OCI	$0.2	$0.3
Stock-based compensation	18.0	15.1
Investment in Paycom Payroll Holdings, LLC	(167.9)	(159.3)
Net operating losses	—	0.1
Noncurrent deferred income tax liabilities, net	$(149.7)	$(143.8)

At December 31, 2024, we did not have any net operating loss carryforwards for state income tax purposes to offset future state taxable income.

The following table presents a reconciliation of the total unrecognized tax benefits as of the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Balance at January 1
Tax positions related to current year:	$3.8	$—	$—
Additions	0.8	3.8	—
Reductions	(0.8)	—	—
Balance at December 31	$3.8	$3.8	$—

As of December 31, 2024, 2023 and 2022, there were $3.8 million, $3.8 million and $0.0 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, we classify income tax-related interest and penalties as interest expense and other expense, respectively. During the years ended December 31, 2024, 2023 and 2022, we recorded interest and penalties with regard to uncertain tax positions of $0.3 million, $0.8 million and $0.0 million, respectively.

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

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021.

15.
SEGMENT REPORTING

The Company conducts business as a single operating segment, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources. The Company derives revenues from customers by providing a cloud-based HCM solution delivered as Software-as-a-Service. Our solution is based on a core system of record to maintain a single database for all HCM functions and all of our clients are required to utilize our payroll application. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. No individual client represents 10% or more of total revenues.

The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies”. The Company’s CODM is our Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income, as reported on the consolidated statements of comprehensive income. Net income is used monthly to monitor budget versus actual results. The CODM manages the business using consolidated expense information as well as regularly provided budgeted or forecasted expense information for the single operating segment. The total assets of the segment are reported on the consolidated balance sheets. Significant non-cash items including expenditures for purchases of long-lived assets and non-cash stock-based compensation expense of the segment are reported on the consolidated statements of cash flows.

The Company does not have any intra-entity sales or transfers.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Revenues
Recurring	$1,733.9	$1,563.4	$1,323.8
Implementation and other	24.4	22.3	18.7
Interest on funds held for clients	124.9	108.0	32.7
Total revenues	1,883.2	1,693.7	1,375.2
Cost of revenues
Operating expenses	267.4	223.7	169.8
Depreciation and amortization	67.2	52.6	42.9
Total cost of revenues	334.6	276.3	212.7
Gross profit	1,548.6	1,417.4	1,162.5
Administrative expenses
Sales and marketing	434.4	417.6	346.6
Research and development	242.6	199.0	148.3
General and administrative	158.6	288.1	239.1
Depreciation and amortization	78.7	61.4	49.8
Total administrative expenses	914.3	966.1	783.8
Total operating expenses	1,248.9	1,242.4	996.5
Operating income	634.3	451.3	378.7
Interest expense	(3.4)	(1.9)	(2.5)
Other income (expense), net	18.1	23.0	13.4
Income before income taxes	649.0	472.4	389.6
Provision for income taxes	147.0	131.6	108.2
Net income	$502.0	$340.8	$281.4

16.
SUBSEQUENT EVENTS

Executive RSU and PSU Awards

Effective February 21, 2025, the Compensation Committee of the Board of Directors granted the following awards of PSUs and RSUs to the Company’s executive officers (dollars in millions):

Name	Target PSU Value(1)	RSU Value
Chad Richison	$9.0	$9.0
Bob Foster	$2.0	$2.0
Bradley S. Smith	$2.0	$2.0
Randy Peck	$1.75	$1.75
Amy Walker	$1.75	$1.75
Jason D. Clark	$0.2	$0.2
(1)
“Target PSU Value” assumes achievement of the maximum performance level.

The number of PSUs that will vest and be converted into shares of common stock will be based on the achievement of a total revenues performance target. The RSUs will vest in three substantially equal tranches on February 5, 2026, February 5, 2027, and

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

February 5, 2028, provided that the executive officer is employed by, or providing services to, the Company on the applicable vesting date.

Chief Financial Officer Transition

On February 12, 2025, the Board of Directors appointed Bob Foster as Chief Financial Officer of the Company, effective immediately following Craig Boelte’s retirement on February 21, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report included on the following page.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

On December 12, 2024, an entity affiliated with Chad Richison, Chief Executive Officer, President and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Richison 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Richison 10b5-1 Plan provides for the sale of up to 600,000 shares of common stock on behalf of the affiliated entity during the period beginning on the later of (i) March 13, 2025, and (ii) the third trading day following disclosure of the Company’s financial results on Form 10-K for the year ended December 31, 2024, and ending September 12, 2025, subject to earlier termination in accordance with the terms of the Richison 10b5-1 Plan and applicable laws, rules and regulations.

On December 12, 2024, Craig Boelte, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Boelte 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Boelte 10b5-1 Plan provides for the sale of up to 20,000 shares of common stock on behalf of Mr. Boelte during the period beginning on the later of (i) March 13, 2025, and (ii) the third trading day following disclosure of the Company’s financial results on Form 10-K for the year ended December 31, 2024, and ending March 13, 2026, subject to earlier termination in accordance with the terms of the Boelte 10b5-1 Plan and applicable laws, rules and regulations.

On December 12, 2024, an entity affiliated with Brad Smith, Chief Information Officer, adopted a Rule 10b5-1 trading arrangement (the “Smith 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Smith 10b5-1 Plan provides for the sale of up to 7,500 shares of common stock on behalf of the affiliated entity during the period beginning on the later of (i) March 13, 2025, and (ii) the third trading day following disclosure of the Company’s financial results on

Form 10-K for the year ended December 31, 2024, and ending March 13, 2026, subject to earlier termination in accordance with the terms of the Smith 10b5-1 Plan and applicable laws, rules and regulations.

2025 Executive Long-Term Incentive Awards

Effective February 21, 2025, the Compensation Committee of the Board of Directors granted the following awards of performance-based restricted stock units (“PSUs”) and time-based restricted stock units (“RSUs”) to our executive officers (dollars in millions):

Name	Target PSU Value(1)	RSU Value
Chad Richison	$9.0	$9.0
Bob Foster	$2.0	$2.0
Bradley S. Smith	$2.0	$2.0
Randy Peck	$1.75	$1.75
Amy Walker	$1.75	$1.75
Jason D. Clark	$0.2	$0.2
(1)
“Target PSU Value” assumes achievement of the maximum performance level.

The number of PSUs or RSUs granted will be determined by dividing (i) the applicable target value set forth in the table above by (ii) the average daily volume weighted average price for our common stock during the 10 trading days preceding and ending on February 21, 2025.

PSU Awards

Each award of PSUs (each, a “2025 PSU Award” and, collectively, the “2025 PSU Awards”) was granted pursuant to the terms of the Paycom Software, Inc. 2023 Long-Term Incentive Plan (the “2023 LTIP”) and the Company’s standard form of Restricted Stock Unit Award Agreement - Performance-Based Vesting (each, a “PSU Award Agreement”). Each PSU represents a notional share of the Company’s common stock. The 2025 PSU Awards will vest based on the Company’s performance over a one-year performance period commencing on January 1, 2025 and ending on December 31, 2025 (the “Performance Period”). The number of PSUs that will vest and be converted into shares of common stock will be based on the achievement of a total revenues performance target, as follows:

Performance Level	Vested PSUs
Below Threshold	0%
Threshold	50%
Target	75%
Maximum	100%

The 2025 PSU Awards will be eligible to vest following the end of the Performance Period, but no later than March 1, 2026, provided that the executive officer is employed by, or providing services to, the Company or a subsidiary on the vesting date. Furthermore, the 2025 PSU Awards will (i) become fully vested upon the executive officer’s death or Total and Permanent Disability (as defined in the 2023 LTIP), (ii) remain eligible for vesting following Retirement (as defined in the applicable PSU Award Agreement) based on actual performance, and pro-rated for the number of days employed during the Performance Period, (iii) remain eligible for vesting following a termination of employment by the Company without Cause (as defined in the applicable PSU Award Agreement) or by the executive officer for Good Reason (as defined in the applicable PSU Award Agreement) based on actual performance, and pro-rated for the number of days employed during the Performance Period, and (iv) become fully vested upon a termination of employment by the Company without Cause or by the executive officer for Good Reason in connection with or following a Change in Control (as defined in the 2023 LTIP) of the Company, in each case as provided in the respective PSU Award Agreement.

Time-Based RSU Awards

Each award of RSUs (each, a “2025 RSU Award” and, collectively, the “2025 RSU Awards”) was granted pursuant to the terms of the 2023 LTIP and the Company’s standard form of Restricted Stock Unit Award Agreement - Time-Based Vesting (Executive). Each RSU represents a notional share of the Company’s common stock. The 2025 RSU Awards will vest in three substantially equal tranches on February 5, 2026, February 5, 2027, and February 5, 2028, provided that the executive officer is employed by, or providing services to, the Company on the applicable vesting date. In addition, the 2025 RSU Awards will become fully vested upon the executive officer’s death or Total and Permanent Disability.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 20, 2025 expressed an unqualified opinion on those financial statements.

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

February 20, 2025

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

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows, Years Ended December 31, 2024, 2023 and 2022

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

3.2

Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on October 31, 2024).

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

10.2.3+

Form of Market-Based Restricted Stock Award Agreement (Non-Executives – 2021) under the Paycom Software, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021).

10.2.4+

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

Exhibit No.	Description

10.3.3+

Form of Restricted Stock Unit Award Agreement – Performance-Based Vesting under the Paycom Software, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 7, 2024, filed with the SEC on February 7, 2024).

10.3.4+

Form of Stock Award Agreement under the Paycom Software, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 7, 2024, filed with the SEC on February 7, 2024).

10.3.5+

Form of Restricted Stock Unit Award Agreement – Performance-Based Vesting under the Paycom Software, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

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

10.7+

Offer Letter by and between Paycom Software, Inc. and Jason D. Clark, dated November 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2023, filed with the SEC on November 21, 2023).

10.8+

Severance and Release Agreement, by and among Paycom Software, Inc., Paycom Payroll, LLC and Christopher G. Thomas, dated May 29, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 1, 2024).

10.9+

Letter Agreement, by and between Paycom Software, Inc. and Amy Walker, dated April 4, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.10+

Independent Consultant and Services Agreement, by and between Paycom Payroll, LLC and Holly Faurot, dated April 4, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.11+

Release and Award Cancellation and Acceleration Agreement, by and between Paycom Software, Inc. and Holly Faurot, dated April 4, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 1, 2024, filed with the SEC on April 5, 2024).

10.12+

Letter Agreement, by and among Paycom Software, Inc., Paycom Payroll, LLC and Randy Peck, dated May 30, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 1, 2024).

10.13+	Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.13.1+

First Amendment to Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019).

Exhibit No.	Description
10.14	Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.15†

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

10.15.1†

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

10.15.2†

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

19.1*	Paycom Software, Inc. Insider Trading Policy.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Paycom Software, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 15, 2024).

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

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. Paycom Software, Inc. agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2025

PAYCOM SOFTWARE, INC.

By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 20, 2025

/s/ Chad Richison
Chad Richison
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Craig E. Boelte
Craig E. Boelte
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Joseph L. Binz
Joseph L. Binz
Director

/s/ Henry C. Duques
Henry C. Duques Director

/s/ Frederick C. Peters II
Frederick C. Peters II Director

/s/ Sharen J. Turney
Sharen J. Turney Director

/s/ Archana Vemulapalli
Archana Vemulapalli
Director

/s/ J.C. Watts, Jr.
J.C. Watts, Jr. Director

/s/ Felicia Williams
Felicia Williams Director