Form 10-Q
period 2025-03-31
Paycom Software, Inc.
filed 2025-05-08
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 29, 2025, there were 57,819,755 shares of common stock, par value of $0.01 per share, outstanding, including 1,802,238 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$520.8	$402.0
Accounts receivable	31.3	39.2
Prepaid expenses	48.7	44.4
Inventory	1.4	1.4
Income tax receivable	—	11.9
Deferred contract costs	146.0	140.4
Current assets before funds held for clients	748.2	639.3
Funds held for clients	2,241.2	3,665.5
Total current assets	2,989.4	4,304.8
Property and equipment, net	567.1	561.4
Intangible assets, net	45.2	46.2
Goodwill	51.9	51.9
Long-term deferred contract costs	810.0	783.6
Operating lease right-of-use assets	77.9	80.6
Other assets	31.1	31.4
Total assets	$4,572.6	$5,859.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9.1	$23.9
Income tax payable	43.0	—
Accrued commissions and bonuses	19.6	33.0
Accrued payroll and vacation	46.5	59.0
Deferred revenue	30.2	30.0
Operating lease liabilities	21.0	20.4
Accrued expenses and other current liabilities	73.1	74.8
Current liabilities before client funds obligation	242.5	241.1
Client funds obligation	2,239.7	3,665.7
Total current liabilities	2,482.2	3,906.8
Deferred income tax liabilities, net	143.7	149.7
Long-term deferred revenue	118.5	114.6
Long-term operating lease liabilities	60.5	63.0
Other long-term liabilities	50.5	49.9
Total long-term liabilities	373.2	377.2
Total liabilities	2,855.4	4,284.0
Commitments and contingencies (Note 12 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100.0 shares authorized, 63.1 and 63.0 shares issued at March 31, 2025 and December 31, 2024, respectively; 56.0 and 55.9 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	0.6	0.6
Additional paid-in capital	752.8	724.8
Retained earnings	2,005.5	1,887.5
Accumulated other comprehensive earnings (loss)	(0.1)	(0.6)
Treasury stock, at cost (7.1 shares at March 31, 2025 and December 31, 2024)	(1,041.6)	(1,036.4)
Total stockholders’ equity	1,717.2	1,575.9
Total liabilities and stockholders’ equity	$4,572.6	$5,859.9

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Recurring and other	$500.0	$466.0
Interest on funds held for clients	30.5	33.9
Total revenues	530.5	499.9
Cost of revenues
Operating expenses	66.3	63.7
Depreciation and amortization	18.3	15.0
Total cost of revenues	84.6	78.7
Administrative expenses
Sales and marketing	110.9	115.5
Research and development	62.3	50.5
General and administrative	66.0	(48.1)
Depreciation and amortization	21.6	17.5
Total administrative expenses	260.8	135.4
Total operating expenses	345.4	214.1
Operating income	185.1	285.8
Interest expense	(0.8)	(0.8)
Other income (expense), net	6.0	5.0
Income before income taxes	190.3	290.0
Provision for income taxes	50.9	42.8
Net income	$139.4	$247.2
Earnings per share, basic	$2.49	$4.37
Earnings per share, diluted	$2.48	$4.37
Weighted average shares outstanding:
Basic	56.0	56.5
Diluted	56.3	56.6
Comprehensive earnings:
Net income	$139.4	$247.2
Unrealized net gains on available-for-sale securities	0.6	0.8
Tax effect	(0.1)	(0.3)
Other comprehensive income, net of tax	0.5	0.5
Comprehensive earnings	$139.9	$247.7

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2023	62.7	$0.6	$724.4	$1,470.0	$(1.0)	6.1	$(891.0)	$1,303.0
Vesting of restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	(89.6)	—	—	—	—	(89.6)
Dividends declared ($0.375 per share)	—	—	—	(20.0)	—	—	—	(20.0)
Repurchases of common stock	—	—	—	—	—	0.1	(3.1)	(3.1)
Net income	—	—	—	247.2	—	—	—	247.2
Other comprehensive earnings (loss), net of tax	—	—	—	—	0.5	—	—	0.5
Balances at March 31, 2024	62.7	$0.6	$634.8	$1,697.2	$(0.5)	6.2	$(894.1)	$1,438.1

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2024	63.0	$0.6	$724.8	$1,887.5	$(0.6)	7.1	$(1,036.4)	$1,575.9
Vesting of restricted stock	0.1	—	—	—	—	—	—	—
Stock-based compensation	—	—	28.0	—	—	—	—	28.0
Dividends declared ($0.375 per share)	—	—	—	(21.4)	—	—	—	(21.4)
Repurchases of common stock	—	—	—	—	—	—	(5.2)	(5.2)
Net income	—	—	—	139.4	—	—	—	139.4
Other comprehensive earnings (loss), net of tax	—	—	—	—	0.5	—	—	0.5
Balances at March 31, 2025	63.1	$0.6	$752.8	$2,005.5	$(0.1)	7.1	$(1,041.6)	$1,717.2

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$139.4	$247.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.9	32.5
Accretion of discount on available-for-sale securities	(1.3)	(0.1)
Non-cash marketing expense	0.4	0.4
Amortization of debt issuance costs	0.3	0.3
Stock-based compensation expense	22.2	(93.8)
Deferred income taxes, net	(6.2)	(10.5)
Other	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	7.9	(3.6)
Prepaid expenses	(4.5)	(13.9)
Inventory	—	0.2
Other assets	0.3	(0.3)
Deferred contract costs	(31.4)	(37.6)
Income taxes, net	54.9	35.7
Accounts payable	(14.4)	3.0
Accrued commissions and bonuses	(13.4)	(10.4)
Accrued payroll and vacation	(12.5)	(13.7)
Deferred revenue	4.1	6.6
Accrued expenses and other liabilities	(4.0)	6.2
Net change in operating right-of-use assets and operating lease liabilities	0.7	0.4
Net cash provided by operating activities	182.5	148.6
Cash flows from investing activities
Purchases of investments from funds held for clients	(342.2)	—
Proceeds from investments from funds held for clients	—	90.0
Purchases of property and equipment	(37.7)	(47.7)
Net cash (used in) provided by investing activities	(379.9)	42.3
Cash flows from financing activities
Withholding taxes paid related to net share settlements	(5.2)	(3.1)
Dividends paid	(21.1)	(21.2)
Net change in client funds obligation	(1,426.0)	400.4
Net cash (used in) provided by financing activities	(1,452.3)	376.1
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,649.7)	567.0
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	4,042.8	2,422.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,393.1	$2,989.8

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in millions)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$520.8	$371.3
Restricted cash included in funds held for clients	1,872.3	2,618.5
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,393.1	$2,989.8

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$5.5	$9.1
Stock-based compensation for capitalized software	$5.3	$3.6
Right-of-use assets obtained in exchange for operating lease liabilities	$2.2	$5.1

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year.

In 2024, the Office of the Comptroller of the Currency (the “OCC”) issued final approval to Paycom National Trust Bank, National Association (the “Paycom National Trust Bank”), our wholly owned subsidiary, to operate as a national trust bank pursuant to the National Bank Act and relevant OCC regulations. Paycom National Trust Bank is the primary trustee of Paycom Client Trust, our grantor trust (the “Client Trust”), which now holds substantially all client payroll and related funds and is responsible for the oversight and management of those client funds. We have determined that the Client Trust is a variable interest entity that meets the criteria established for consolidation in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation”. We are the sole beneficial owner of the Client Trust, and we have the power to direct its activities and a controlling financial interest in its economic performance.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands reportable segment disclosure requirements for public business entities by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment’s profit or loss. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. See Note 14 “Segment Reporting” for further information.

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer allocates resources and assesses performance based upon financial information at the consolidated level. See Note 14 “Segment Reporting” for additional information.

Funds Held for Clients and Client Funds Obligation

As part of our payroll and payroll tax filing services, we collect funds from our clients for employment taxes and payroll obligations, which we remit to the appropriate tax agencies and accounts designated by our clients. We typically invest these funds in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities from which we earn interest income during the period between receipt and disbursement of such funds.

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

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. As of March 31, 2025, there was $1.47 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2026.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

During the three months ended March 31, 2025, we repurchased an aggregate of 24,987 shares of our common stock at an average cost of $206.53 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

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

3.
REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are derived from contracts with clients. Sales and other applicable taxes are excluded from revenues.

Recurring and Other Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. Payroll includes Beti®, Payroll and Payroll Tax Management, Vault, Everyday®, Paycom Pay®, Client Action Center, Expense Management, Garnishment Administration and GL Concierge applications. Talent acquisition includes our Applicant Tracking, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credits applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management and Paycom Learning applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Paycom Surveys, Enhanced ACA and Clue® applications. Time and labor management includes Time and Attendance, Scheduling, Time-Off Requests featuring GONE®, and Labor Allocation applications. In addition, with Global HCM™, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 190 countries.

We consider our commitment in our customer contracts to be a series of distinct services that together constitute a single performance obligation that is generally satisfied over time and recognized during each client’s payroll period. The agreed-upon fee is variable consideration that is determined by client usage, billed and collected as part of our processing of the client’s payroll. The client’s use of our applications routinely fluctuates based upon factors that include the number of payrolls run and changes in the client’s employee population. These usage-based fluctuations do not change our core performance obligation to stand ready to provide the customer with services for the remainder of the contractual term. Collectability is reasonably assured as the fees are generally collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes the default risk.

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

For additional information, see Note 14 “Segment Reporting”.

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

Changes in deferred revenue for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$144.6	$130.5
Recognition of revenue included in beginning of period balance	(9.5)	(5.7)
Contract balance, net of revenue recognized during the period	13.6	12.2
Balance, end of period	$148.7	$137.0

We expect to recognize $24.6 million of deferred revenue in the remainder of 2025, $25.2 million in 2026, and $98.9 million thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with customers are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the three months ended March 31, 2025 or 2024.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2025
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$425.7	$33.3	$(17.6)	$441.4
Costs to fulfill a contract	$498.3	$34.8	$(18.5)	$514.6

	As of and for the Three Months Ended March 31, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$378.5	$33.8	$(15.4)	$396.9
Costs to fulfill a contract	$420.0	$35.6	$(15.2)	$440.4

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31, 2025	December 31, 2024
Property and equipment
Software and capitalized software development costs	$530.5	$497.2
Buildings	275.8	275.6
Computer equipment	208.5	203.2
Rental clocks	49.2	48.0
Furniture, fixtures and equipment	42.1	41.9
Other	20.7	20.7
	1,126.8	1,086.6
Less: accumulated depreciation and amortization	(615.1)	(576.4)
	511.7	510.2
Construction in progress	18.9	14.7
Land	36.5	36.5
Property and equipment, net	$567.1	$561.4

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40, “Other Assets and Deferred Costs”. For the three months ended March 31, 2025 and 2024, we capitalized $33.7 million and $29.8 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the three months ended March 31, 2025 and 2024, we incurred interest costs of $0.8 million, none of which was capitalized.

Depreciation and amortization expense for property and equipment was $39.0 million and $31.5 million for the three months ended March 31, 2025 and 2024, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both March 31, 2025 and December 31, 2024, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2024, it was more likely than not that the fair value exceeded the carrying value and, therefore, goodwill was not impaired. As of March 31, 2025 and December 31, 2024, there were no indicators of impairment.

In connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. Upon the conclusion of the initial

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period. The cost of the naming rights has been recorded as an intangible asset with an offsetting liability as of the date of the contract. The intangible asset is being amortized over the life of the agreement on a straight-line basis that commenced in June 2021. The difference between the present value of the offsetting liability and actual cash payments is being relieved through sales and marketing expense using the effective interest method over the life of the agreement.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	March 31, 2025
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	11.6	$60.2	$(15.0)	$45.2
Total		$60.2	$(15.0)	$45.2

	December 31, 2024
	Weighted Average Remaining		Accumulated
	Useful Life	Gross	Amortization	Net
	(Years)
Intangibles:
Naming rights	11.8	$60.2	$(14.0)	$46.2
Total		$60.2	$(14.0)	$46.2

Amortization of intangible assets for each of the three-month periods ended March 31, 2025 and 2024 was $1.0 million. We estimate the aggregate amortization expense will be $2.9 million for the remainder of 2025 and $3.9 million for each of 2026, 2027, 2028, 2029 and 2030.

6.
LONG-TERM DEBT

Paycom Payroll, LLC, Software, and certain other subsidiaries of Software (collectively, the “Loan Parties”) are party to a credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent.

The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $1.0 billion, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $2.6 million as of March 31, 2025 are included in other assets on our consolidated balance sheets.

As of March 31, 2025, there was no debt outstanding under the Revolving Credit Facility.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.25 to 1.0, stepping down to 3.0 to 1.0 as of December 31, 2025 and thereafter. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

March 31, 2025, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	March 31, 2025
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$520.8	$—	$—	$520.8
Funds held for clients cash and cash equivalents	1,872.3	—	—	1,872.3
Available-for-sale securities(1):
U.S. treasury securities	368.5	0.5	(0.1)	368.9
Total investments	$2,761.6	$0.5	$(0.1)	$2,762.0

	December 31, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$402.0	$—	$—	$402.0
Funds held for clients cash and cash equivalents	3,640.8	—	—	3,640.8
Available-for-sale securities(1):
U.S. treasury securities	24.9	—	(0.2)	24.7
Total investments	$4,067.7	$—	$(0.2)	$4,067.5
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2025, are as follows:

	March 31, 2025
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(0.1)	$146.7	$—	$—	$(0.1)	$146.7
Total	$(0.1)	$146.7	$—	$—	$(0.1)	$146.7

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the three months ended March 31, 2025 or 2024. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended March 31, 2025 or 2024.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the three months ended March 31, 2025 or 2024. We believe it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of March 31, 2025, our U.S. treasury securities held a rating of AA+.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Expected maturities of available-for-sale securities at March 31, 2025 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$285.6	$285.7
One year to five years	82.9	83.2
Total available-for-sale securities	$368.5	$368.9

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

As discussed in Note 2 “Summary of Significant Accounting Policies”, we typically invest the funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities. Short-term investments in instruments with an original maturity of less than three months are classified as cash and cash equivalents within funds held for clients in the consolidated balance sheets. Investments in instruments with an original maturity greater than three months are classified as available-for-sale securities and are also included within funds held for clients in the consolidated balance sheets. These available-for-sale securities are recognized at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 7 “Corporate Investments and Funds Held for Clients” for additional information.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$368.9	$—	$368.9

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$24.7	$—	$24.7

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $6.3 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the three months ended March 31, 2025 and 2024, eligible employees purchased 28,473 and 37,629 shares of the Company’s common stock under the ESPP, respectively. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$139.4	$247.2
Denominator:
Basic weighted average shares outstanding (in thousands)	55,973	56,546
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	306	6
Diluted weighted average shares outstanding (in thousands)	56,279	56,552
Earnings per share:
Basic	$2.49	$4.37
Diluted	$2.48	$4.37

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the three months ended March 31, 2025, awards were granted pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

The following table summarizes restricted stock awards activity for the three months ended March 31, 2025:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2024	1,140.3	$230.10	195.7	$244.14
Granted	466.6	$219.43	188.4	$203.53
Vested	(33.7)	$237.45	—	$—
Forfeited	(93.7)	$246.37	(16.4)	$235.47
Unvested shares of restricted stock outstanding at March 31, 2025	1,479.5	$225.53	367.7	$223.72

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table summarizes PSU and RSU activity for the three months ended March 31, 2025:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2024	23.6	$198.54	23.7	$181.24
Granted	80.1	$213.06	80.1	$213.06
Vested	(8.4)	$203.56	(23.7)	$181.24
Forfeited	(6.1)	$212.70	—	$—
Unvested restricted stock units outstanding at March 31, 2025	89.2	$210.13	80.1	$213.06

For the three months ended March 31, 2025, our total non-cash stock-based compensation expense was $22.2 million. For the three months ended March 31, 2024, the Company recognized non-cash stock-based compensation expense, inclusive of forfeitures, that totaled a net benefit of $93.8 million.

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2025	2024
Non-cash stock-based compensation expense:
Operating expenses	$3.0	$3.0
Sales and marketing	5.9	5.5
Research and development	6.9	5.4
General and administrative	6.4	(107.6)	(1)
Total non-cash stock-based compensation expense	$22.2	$(93.8)

(1)
The change in Chad Richison’s position from Chief Executive Officer to Co-Chief Executive Officer, effective February 7, 2024, triggered the forfeiture of 1,610,000 shares of restricted stock granted to him on November 23, 2020, in accordance with the terms of the award. As a result, $117.5 million of previously recognized compensation costs that were recorded in reporting periods prior to 2024 were reversed to additional paid-in capital in the consolidated balance sheets and to general and administrative expenses in the consolidated statements of comprehensive income.

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards (including RSUs and PSUs) as of March 31, 2025:

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$277.0	$33.1
Weighted average period for recognition (years)	2.5	1.9

We capitalized stock-based compensation costs related to software developed for internal use of $5.3 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

13.
INCOME TAXES

The Company’s effective income tax rate was 26.8% and 14.8% for the three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate for the three months ended March 31, 2025 was primarily attributable to the tax benefit related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024.

14.
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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Revenues
Recurring	$493.4	$460.0
Implementation and other	6.6	6.0
Interest on funds held for clients	30.5	33.9
Total revenues	530.5	499.9
Cost of revenues
Operating expenses	66.3	63.7
Depreciation and amortization	18.3	15.0
Total cost of revenues	84.6	78.7
Gross profit	445.9	421.2
Administrative expenses
Sales and marketing	110.9	115.5
Research and development	62.3	50.5
General and administrative	66.0	(48.1)
Depreciation and amortization	21.6	17.5
Total administrative expenses	260.8	135.4
Total operating expenses	345.4	214.1
Operating income	185.1	285.8
Interest expense	(0.8)	(0.8)
Other income (expense), net	6.0	5.0
Income before income taxes	190.3	290.0
Provision for income taxes	50.9	42.8
Net income	$139.4	$247.2

15.
SUBSEQUENT EVENTS

On May 6, 2025, the Company issued an aggregate of 68,112 Time-Based Restricted Stock Awards to certain non-executive employees under the 2023 LTIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2025, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2024, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in millions unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results, including macroeconomic factors; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how the performance of certain of our offerings is sensitive to changes in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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

•
the impact of adverse economic and market conditions, including those related to fluctuations in interest rates, trade policies, global health crises and geopolitical conflicts;
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

Overview

We are a leading provider of a comprehensive, cloud-based HCM solution delivered as Software-as-a-Service. We provide functionality and data analytics that businesses need to manage the complete employment lifecycle, from recruitment to retirement. Our solution requires virtually no customization and is based on a core system of record maintained in a single database for all HCM functions, including payroll, talent acquisition, talent management, human resources management and time and labor management applications. Our user-friendly software allows for easy adoption of our solution by employees, enabling self-management of their HCM activities in the cloud, which reduces the administrative burden on employers and increases employee productivity.

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

Growth Outlook, Opportunities and Challenges

As a result of our significant revenue growth and geographic expansion, we are presented with a variety of opportunities and challenges. Our payroll application is the foundation of our solution, and all of our clients are required to utilize this application in order to access our other applications. Consequently, we have historically generated the majority of our revenues from our payroll applications, although our revenue mix has evolved and will continue to evolve as we develop and add new non-payroll applications to our solution. We believe our strategy of focusing on automation across the full solution and employee usage is an important differentiator for attracting new clients and is also key to long-term client satisfaction and client retention. Our software vision is that people should not perform payroll-related and HCM-related tasks that systems can safely automate. For example, our industry-first Beti technology automates and streamlines the payroll process by empowering employees to do their own payroll. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our revenue growth. Nonetheless, because Beti is designed to eliminate payroll errors that lead to billable corrections and unscheduled payroll runs, we have experienced a reduction in these activities that historically would otherwise generate additional revenue for us.

Our continued growth depends on attracting new clients by continuing to leverage our sales force productivity, penetrating existing markets and expanding into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase recurring revenues in the future, and the number of our new applications adopted by our clients has been a significant factor in our recurring revenue growth. We plan to open additional sales offices in the future to further expand our market presence.

The market for HCM software is highly competitive, rapidly evolving and fragmented. We expect competition to remain intense as new market entrants and disruptive technologies emerge and aggressive pricing and client retention strategies persist. These market pressures can directly affect our recurring revenue growth and our ability to attract and retain clients. We believe our long-term focused investments in automation, client ROI achievement, and world-class service can strengthen our recurring revenue growth and annual revenue retention rate.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs and general and administrative expenses, which have increased and will continue to increase our expenses. Historically, our revenue growth and geographic expansion have driven increases in our employee headcount, which in turn precipitated increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters and operations facilities and additional sales office leases. We are leveraging automation and other internal efficiencies to offset this historical trend in an effort to expand our margins.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as period-over-period changes with respect to each line item:

	Three Months Ended March 31,
	2025		2024		% Change
Revenues
Recurring and other	$500.0	94.2%	$466.0	93.2%	7.3%
Interest on funds held for clients	30.5	5.8%	33.9	6.8%	-10.0%
Total revenues	530.5	100.0%	499.9	100.0%	6.1%
Cost of revenues
Operating expenses	66.3	12.5%	63.7	12.7%	4.1%
Depreciation and amortization	18.3	3.5%	15.0	3.0%	22.0%
Total cost of revenues	84.6	16.0%	78.7	15.7%	7.5%
Administrative expenses
Sales and marketing	110.9	20.9%	115.5	23.1%	-4.0%
Research and development	62.3	11.7%	50.5	10.1%	23.4%
General and administrative	66.0	12.4%	(48.1)	-9.6%	-237.2%
Depreciation and amortization	21.6	4.1%	17.5	3.5%	23.4%
Total administrative expenses	260.8	49.1%	135.4	27.1%	92.6%
Total operating expenses	345.4	65.1%	214.1	42.8%	61.3%
Operating income	185.1	34.9%	285.8	57.2%	-35.2%
Interest expense	(0.8)	-0.1%	(0.8)	-0.2%	0.0%
Other income (expense), net	6.0	1.1%	5.0	1.0%	20.0%
Income before income taxes	190.3	35.9%	290.0	58.0%	-34.4%
Provision for income taxes	50.9	9.6%	42.8	8.6%	18.9%
Net income	$139.4	26.3%	$247.2	49.4%	-43.6%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the three months ended March 31, 2025 compared to the same period in 2024 was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, additions and increased usage of existing products and services, and the impact of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers. Client-driven acceleration of payroll processing at the end of 2024 due to the timing within the work week of the January 1, 2025 public holiday adversely affected the magnitude of the period-over-period increase in recurring and other revenue recognized for the three months ended March 31, 2025, as compared to the prior year period.

Interest on Funds Held For Clients

The impact of lower interest rates during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was partially offset by an increase in average funds held for client balances, but nonetheless resulted in decreased interest earned on funds held for clients for the three months ended March 31, 2025 as compared to the same period in 2024. The average daily balance of funds held for clients was $2.9 billion and $2.6 billion for the three months ended March 31, 2025 and 2024, respectively.

Expenses

Cost of Revenues

During the three months ended March 31, 2025, operating expenses increased from the comparable prior year period by $2.6 million, primarily due to a $1.2 million increase in banking related fees, a $0.6 million increase in employee-related expenses, and a $0.6 million increase in shipping and supplies fees. Depreciation and amortization expense increased $3.3 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2025, sales and marketing expenses decreased from the comparable prior year period by $4.6 million, primarily due to a $5.4 million decrease in marketing and advertising expense, which was partially offset by a $0.8 million increase in employee-related expenses.

Research and Development

During the three months ended March 31, 2025, research and development expenses increased $11.8 million from the comparable prior year period due to an increase in employee-related expenses.

As we continue the ongoing development of our platform and product offerings, we generally expect research and development expenses (exclusive of stock-based compensation) to continue to increase as we continue to invest in resources to support our growth and automation strategy. As is customary for our business, we also expect fluctuations in research and development expense as a percentage of revenue on a quarter-to-quarter basis due to seasonal revenue trends, the introduction of new products, the amount and timing of research and development costs that may be capitalized and the timing of onboarding new hires and restricted stock vesting events.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	% Change
Capitalized portion of research and development	$33.7	$29.8	13%
Expensed portion of research and development	62.3	50.5	23%
Total research and development costs	$96.0	$80.4	19%

General and Administrative

During the three months ended March 31, 2025, general and administrative expenses increased $114.1 million from the comparable prior year period primarily due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024, which was partially offset by a $2.9 million increase in other employee-related expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2025	2024	% Change
Operating expenses	$3.0	$3.0	-1%
Sales and marketing	5.9	5.5	7%
Research and development	6.9	5.4	28%
General and administrative	6.4	(107.6)	-106%
Total non-cash stock-based compensation expense	$22.2	$(93.8)	-124%

Depreciation and Amortization

During the three months ended March 31, 2025, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

Interest Expense

Interest expense for the three months ended March 31, 2025 was flat compared to the prior year period.

Other Income (Expense), net

The increase in other income (expense), net for the three months ended March 31, 2025, as compared to the prior year period, was primarily attributable to an increase in interest earned on our corporate funds due to higher operating cash balances. For the three months ended March 31, 2025 and 2024, we earned interest on our corporate funds of $4.7 million and $4.3 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 26.8% and 14.8% for the three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate for the three months ended March 31, 2025 was primarily attributable to the tax benefit related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of March 31, 2025, we did not have any outstanding borrowings under the Revolving Credit Facility.

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

Credit Agreement. We are party to a credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent. The Credit Agreement provides for the Revolving Credit Facility in the aggregate principal amount of up to $1.0 billion. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

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

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In August 2022, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of up to $1.1 billion of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The stock repurchase plan was set to expire on August 15, 2024. In July 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases through August 15, 2026. As of March 31, 2025, there was $1.47 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the three months ended March 31, 2025, we repurchased an aggregate of 24,987 shares of our common stock at an average cost of $206.53 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $5.2 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes dividend activity during 2025:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
February 10, 2025	March 10, 2025	March 24, 2025	$0.375	$21.0
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

On May 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on June 9, 2025 to stockholders of record at the close of business on May 27, 2025.

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

We completed an expansion of our corporate headquarters, which was placed into service in the second quarter of 2024. As our business grows, we expect our capital expenditures related to research and development and other strategic expansion activities to increase. We anticipate that our capital expenditures in 2025, consisting of purchases of property and equipment and intangible assets, will be generally consistent with the prior year on a total dollar basis. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make payments escalating annually from $4.0 million in 2021 to $6.1 million in 2035. The payments are due in the fourth quarter of each year. Upon the conclusion of the initial term, the agreement may be extended upon the mutual agreement of both parties for an additional five-year period.

As part of our payroll and payroll tax filing services, we collect funds from our clients for employment taxes and payroll obligations, which we remit to the appropriate tax agencies and accounts designated by our clients. We typically invest these funds in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities from which we earn interest income during the period between receipt and disbursement of such funds.

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

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	% Change
Net cash provided by (used in):
Operating activities	$182.5	$148.6	23%
Investing activities	(379.9)	42.3	-998%
Financing activities	(1,452.3)	376.1	-486%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,649.7)	$567.0	-391%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2025 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the three months ended March 31, 2024, our operating cash flows for the three months ended March 31, 2025 were positively impacted by changes in working capital.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 increased from the comparable prior year period due to a $342.2 million increase in purchases of investments from funds held for clients and a $90.0 million decrease in proceeds from investments from funds held for clients, which were partially offset by a $10.0 million decrease in purchases of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 increased from the comparable prior year period due to the impact of a $1,826.4 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, and a $2.1 million increase in withholding taxes paid related to net share settlements. The increase in cash used in financing activities was partially offset by a $0.1 million decrease in dividends paid.

Contractual Obligations

Our principal commitments primarily consist of leases for office space and the naming rights agreement. For additional information regarding our naming rights agreement, leases, and our commitments and contingencies, see Note 4 “Goodwill and Intangible Assets, Net”, Note 5 “Leases” and Note 13 “Commitments and Contingencies” in the Form 10-K and Note 5 “Goodwill and Intangible Assets, Net” and Note 12 “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Non-GAAP Financial Measures

Management uses adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any) and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any), all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making. We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP. In addition, adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, paying dividends, repurchasing common stock and other purposes. Management believes that the non-GAAP measures presented in this Form 10-Q, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2025	2024
Net income to adjusted EBITDA:
Net income	$139.4	$247.2
Interest expense	0.8	0.8
Provision for income taxes	50.9	42.8
Depreciation and amortization	39.9	32.5
EBITDA	231.0	323.3
Non-cash stock-based compensation expense	22.2	(93.8)
Adjusted EBITDA	$253.2	$229.5

	Three Months Ended March 31,
	2025	2024
Net income to non-GAAP net income:
Net income	$139.4	$247.2
Non-cash stock-based compensation expense	22.2	(93.8)
Income tax effect on non-GAAP adjustments	(3.9)	(6.8)
Non-GAAP net income	$157.7	$146.6

Weighted average shares outstanding:
Basic	56.0	56.5
Diluted	56.3	56.6

Earnings per share, basic	$2.49	$4.37
Earnings per share, diluted	$2.48	$4.37
Non-GAAP net income per share, basic	$2.82	$2.59
Non-GAAP net income per share, diluted	$2.80	$2.59

	Three Months Ended March 31,
	2025	2024
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$2.49	$4.37
Non-cash stock-based compensation expense	0.40	(1.66)
Income tax effect on non-GAAP adjustments	(0.07)	(0.12)
Non-GAAP net income per share, basic	$2.82	$2.59

	Three Months Ended March 31,
	2025	2024
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$2.48	$4.37
Non-cash stock-based compensation expense	0.39	(1.66)
Income tax effect on non-GAAP adjustments	(0.07)	(0.12)
Non-GAAP net income per share, diluted	$2.80	$2.59

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of March 31, 2025, we had corporate cash and cash equivalents totaling $520.8 million and funds held for clients cash and cash equivalents totaling $1.9 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $368.9 million included within funds held for clients on the consolidated balance sheets as of March 31, 2025. Our available-for-sale securities consisted of U.S. treasury securities with original maturities of two years or less. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

Our investments are subject to market risk due to changes in interest rates. The market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. We classify all debt securities with an original maturity greater than three months as available-for-sale and, as a result, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are determined to be nonrecoverable. To date, we have not recorded any credit impairment losses on our portfolio.

As of March 31, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $24.9 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $2.9 million reduction in the aggregate market value of our available-for-sale securities as of March 31, 2025. An immediate decrease in interest rates of 100 basis points would have resulted in a $2.9 million increase in the aggregate market value of our available-for-sale securities as of March 31, 2025. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 20, 2025.

Adverse economic and market conditions could affect our business, operating results or financial condition.

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States or in global markets deteriorate, clients may cease their operations, eliminate or reduce unscheduled payroll runs (such as bonuses), reduce headcount, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. In addition, global and regional macroeconomic developments, such as changes in global trade policies and tariffs, increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, increased interest rates, inflation, volatility in capital markets, and decreased liquidity, among other possible factors, could negatively affect our ability to conduct business. Furthermore, the impact of such macroeconomic developments may be exacerbated by geopolitical events such as the ongoing military conflict in Ukraine and the ongoing conflict between Israel and Hamas. An economic decline could result in reductions in sales of our applications, decreased revenue from unscheduled payroll runs and fees charged on a per-employee basis, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended March 31, 2025 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1 - 31, 2025	—	$—	—	$1,478,947,000
February 1 - 28, 2025(3)	24,445	$206.27	24,445	$1,473,905,000
March 1 - 31, 2025(3)	542	$218.18	542	$1,473,787,000
Total	24,987		24,987
(1)
Exclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.
(2)
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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1+

Letter Agreement, by and between Paycom Software, Inc. and Robert D. Foster, dated February 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2025, filed with the SEC on February 12, 2025).

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

PAYCOM SOFTWARE, INC.

Date: May 8, 2025	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Robert D. Foster
Robert D. Foster
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)