Form 10-Q
period 2025-06-30
Paycom Software, Inc.
filed 2025-08-07
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 29, 2025, there were 57,876,797 shares of common stock, par value of $0.01 per share, outstanding, including 1,620,203 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$532.2	$402.0
Accounts receivable	39.9	39.2
Prepaid expenses	55.7	44.4
Inventory	1.6	1.4
Income tax receivable	6.3	11.9
Deferred contract costs	150.1	140.4
Current assets before funds held for clients	785.8	639.3
Funds held for clients	1,616.9	3,665.5
Total current assets	2,402.7	4,304.8
Property and equipment, net	602.1	561.4
Intangible assets, net	44.3	46.2
Goodwill	51.9	51.9
Long-term deferred contract costs	822.3	783.6
Operating lease right-of-use assets	76.8	80.6
Other assets	31.1	31.4
Total assets	$4,031.2	$5,859.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19.7	$23.9
Accrued commissions and bonuses	26.3	33.0
Accrued payroll and vacation	59.0	59.0
Deferred revenue	30.3	30.0
Operating lease liabilities	21.9	20.4
Accrued expenses and other current liabilities	75.1	74.8
Current liabilities before client funds obligation	232.3	241.1
Client funds obligation	1,616.9	3,665.7
Total current liabilities	1,849.2	3,906.8
Deferred income tax liabilities, net	150.2	149.7
Long-term deferred revenue	119.4	114.6
Long-term operating lease liabilities	59.3	63.0
Other long-term liabilities	51.2	49.9
Total long-term liabilities	380.1	377.2
Total liabilities	2,229.3	4,284.0
Commitments and contingencies (Note 12 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100.0 shares authorized, 63.5 and 63.0 shares issued at June 30, 2025 and December 31, 2024, respectively; 56.2 and 55.9 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	0.6	0.6
Additional paid-in capital	801.9	724.8
Retained earnings	2,073.3	1,887.5
Accumulated other comprehensive earnings (loss)	0.2	(0.6)
Treasury stock, at cost (7.2 and 7.1 shares at June 30, 2025 and December 31, 2024, respectively)	(1,074.1)	(1,036.4)
Total stockholders’ equity	1,801.9	1,575.9
Total liabilities and stockholders’ equity	$4,031.2	$5,859.9

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Recurring and other	$455.1	$405.5	$955.1	$871.6
Interest on funds held for clients	28.5	32.0	59.0	65.8
Total revenues	483.6	437.5	1,014.1	937.4
Cost of revenues
Operating expenses	68.4	67.5	134.8	131.1
Depreciation and amortization	19.1	16.4	37.4	31.4
Total cost of revenues	87.5	83.9	172.2	162.5
Administrative expenses
Sales and marketing	116.0	106.9	226.9	222.4
Research and development	74.8	62.4	137.1	112.9
General and administrative	70.2	70.1	135.9	22.0
Depreciation and amortization	22.8	19.2	44.5	36.7
Total administrative expenses	283.8	258.5	544.4	393.9
Total operating expenses	371.3	342.4	716.6	556.4
Operating income	112.3	95.1	297.5	381.0
Interest expense	(0.8)	(0.8)	(1.6)	(1.6)
Other income (expense), net	5.7	4.8	11.6	9.8
Income before income taxes	117.2	99.1	307.5	389.2
Provision for income taxes	27.7	31.2	78.6	74.0
Net income	$89.5	$68.0	$228.9	$315.2
Earnings per share, basic	$1.59	$1.20	$4.08	$5.58
Earnings per share, diluted	$1.58	$1.20	$4.06	$5.57
Weighted average shares outstanding:
Basic	56.1	56.5	56.0	56.5
Diluted	56.5	56.8	56.3	56.5
Comprehensive earnings:
Net income	$89.5	$68.0	$228.9	$315.2
Unrealized net (losses) gains on available-for-sale securities	(0.1)	0.3	0.6	1.2
Tax effect	0.3	(0.1)	0.1	(0.4)
Other comprehensive income, net of tax	0.2	0.2	0.7	0.7
Comprehensive earnings	$89.7	$68.2	$229.6	$315.9

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2023	62.7	$0.6	$724.4	$1,470.0	$(1.0)	6.1	$(891.0)	$1,303.0
Vesting of restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	(89.6)	—	—	—	—	(89.6)
Dividends declared ($0.375 per share)	—	—	—	(20.0)	—	—	—	(20.0)
Repurchases of common stock	—	—	—	—	—	0.1	(3.1)	(3.1)
Net income	—	—	—	247.2	—	—	—	247.2
Other comprehensive earnings (loss), net of tax	—	—	—	—	0.5	—	—	0.5
Balances at March 31, 2024	62.7	$0.6	$634.8	$1,697.2	$(0.5)	6.2	$(894.1)	$1,438.1
Vesting of restricted stock	0.2	—	—	—	—	—	—	—
Stock-based compensation	—	—	32.4	—	—	—	—	32.4
Dividends declared ($0.375 per share)	—	—	—	(21.6)	—	—	—	(21.6)
Repurchases of common stock	—	—	—	—	—	0.6	(90.5)	(90.5)
Net income	—	—	—	68.0	—	—	—	68.0
Other comprehensive earnings (loss), net of tax	—	—	—	—	0.2	—	—	0.2
Balances at June 30, 2024	62.9	$0.6	$667.2	$1,743.6	$(0.3)	6.7	$(984.6)	$1,426.5

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity
Balances at December 31, 2024	63.0	$0.6	$724.8	$1,887.5	$(0.6)	7.1	$(1,036.4)	$1,575.9
Vesting of restricted stock	0.1	—	—	—	—	—	—	—
Stock-based compensation	—	—	28.0	—	—	—	—	28.0
Dividends declared ($0.375 per share)	—	—	—	(21.4)	—	—	—	(21.4)
Repurchases of common stock	—	—	—	—	—	—	(5.2)	(5.2)
Net income	—	—	—	139.4	—	—	—	139.4
Other comprehensive earnings (loss), net of tax	—	—	—	—	0.5	—	—	0.5
Balances at March 31, 2025	63.1	$0.6	$752.8	$2,005.5	$(0.1)	7.1	$(1,041.6)	$1,717.2
Vesting of restricted stock	0.4	—	—	—	—	—	—	—
Stock-based compensation	—	—	49.1	—	—	—	—	49.1
Dividends declared ($0.375 per share)	—	—	—	(21.6)	—	—	—	(21.6)
Repurchases of common stock	—	—	—	—	—	0.1	(32.5)	(32.5)
Net income	—	—	—	89.5	—	—	—	89.5
Other comprehensive earnings (loss), net of tax	—	—	—	—	0.2	—	—	0.2
Balances at June 30, 2025	63.5	$0.6	$801.9	$2,073.3	$0.2	7.2	$(1,074.1)	$1,801.9

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$228.9	$315.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.9	68.1
Accretion of discount on available-for-sale securities	(4.9)	(0.1)
Non-cash marketing expense	0.8	0.8
Amortization of debt issuance costs	0.5	0.6
Stock-based compensation expense	60.6	(69.7)
Deferred income taxes, net	0.7	(7.8)
Other	0.5	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(0.7)	(3.6)
Prepaid expenses	(11.5)	(8.3)
Inventory	(0.2)	0.4
Other assets	(0.2)	(0.4)
Deferred contract costs	(45.4)	(55.2)
Income taxes, net	5.6	28.7
Accounts payable	(3.6)	—
Accrued commissions and bonuses	(6.7)	(8.3)
Accrued payroll and vacation	—	4.2
Deferred revenue	5.1	11.9
Accrued expenses and other liabilities	(8.0)	3.9
Net change in operating right-of-use assets and operating lease liabilities	1.6	0.5
Net cash provided by operating activities	305.0	280.7
Cash flows from investing activities
Purchases of investments from funds held for clients	(465.8)	—
Proceeds from investments from funds held for clients	—	165.0
Purchases of property and equipment	(99.4)	(93.3)
Net cash (used in) provided by investing activities	(565.2)	71.7
Cash flows from financing activities
Repurchases of common stock	—	(80.8)
Withholding taxes paid related to net share settlements	(37.8)	(12.4)
Dividends paid	(42.9)	(42.4)
Net change in client funds obligation	(2,048.8)	(24.9)
Net cash used in financing activities	(2,129.5)	(160.4)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,389.7)	192.0
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	4,042.8	2,422.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,653.1	$2,614.7

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in millions)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$532.2	$346.5
Restricted cash included in funds held for clients	1,120.9	2,268.3
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,653.1	$2,614.7

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$11.4	$8.5
Stock-based compensation for capitalized software	$13.7	$8.8
Right-of-use assets obtained in exchange for operating lease liabilities	$5.3	$11.9

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year.

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

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. As of June 30, 2025, there was $1.44 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2026.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

During the six months ended June 30, 2025, we repurchased an aggregate of 152,704 shares of our common stock at an average cost of $247.55 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public businesses disclose additional information about specific expense categories in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

Changes in deferred revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$148.7	$137.0	$144.6	$130.5
Recognition of revenue included in beginning of period balance	(12.0)	(10.3)	(21.4)	(16.0)
Contract balance, net of revenue recognized during the period	13.0	15.6	26.5	27.9
Balance, end of period	$149.7	$142.4	$149.7	$142.4

We expect to recognize $17.6 million of deferred revenue in the remainder of 2025, $25.8 million in 2026, and $106.3 million thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with customers are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the six months ended June 30, 2025 or 2024.

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended June 30, 2025
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$441.4	$21.4	$(18.1)	$444.7
Costs to fulfill a contract	$514.6	$32.5	$(19.4)	$527.7

	As of and for the Three Months Ended June 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$396.9	$15.8	$(15.8)	$397.0
Costs to fulfill a contract	$440.4	$35.3	$(16.0)	$459.7

	As of and for the Six Months Ended June 30, 2025
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$425.7	$54.7	$(35.7)	$444.7
Costs to fulfill a contract	$498.3	$67.3	$(37.9)	$527.7

	As of and for the Six Months Ended June 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$378.5	$49.7	$(31.2)	$397.0
Costs to fulfill a contract	$420.0	$70.9	$(31.2)	$459.7

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30, 2025	December 31, 2024
Property and equipment
Software and capitalized software development costs	$567.5	$497.2
Buildings	279.1	275.6
Computer equipment	241.1	203.2
Rental clocks	50.4	48.0
Furniture, fixtures and equipment	42.4	41.9
Other	20.6	20.7
	1,201.1	1,086.6
Less: accumulated depreciation and amortization	(656.1)	(576.4)
	545.0	510.2
Construction in progress	20.6	14.7
Land	36.5	36.5
Property and equipment, net	$602.1	$561.4

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40, “Other Assets and Deferred Costs”. For the three and six months ended June 30, 2025, we capitalized $36.9 million and $70.7 million, respectively, of software development costs related to software developed or obtained for internal use. For the three and six months ended June 30, 2024, we capitalized $31.2 million and $61.0 million, respectively, of software development costs related to software developed or obtained for internal use.

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

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the three and six months ended June 30, 2025, we incurred interest costs of $0.8 million and $1.6 million, respectively, none of which was capitalized. For the three and six months ended June 30, 2024, we incurred interest costs of $0.8 million and $1.6 million, respectively, none of which was capitalized.

Depreciation and amortization expense for property and equipment was $41.0 million and $80.0 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense for property and equipment was $34.6 million and $66.1 million for the three and six months ended June 30, 2024, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both June 30, 2025 and December 31, 2024, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2025, it was more likely than not that the fair value exceeded the carrying value and, therefore, goodwill was not impaired. As of June 30, 2025 and December 31, 2024, there were no indicators of impairment.

In June 2021, in connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035. As described in Note 15 “Subsequent Events,” we amended certain terms of the naming rights agreement in July 2025, resulting in, among other things, a reduction in the remaining term of the agreement. The cost of the naming rights has been recorded as an intangible asset with an offsetting liability as of the date of the contract. The intangible asset is being amortized over the life of the agreement on a straight-line basis that commenced in June 2021. The difference between the present value of the offsetting liability and actual cash payments is being relieved through sales and marketing expense using the effective interest method over the life of the agreement.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	June 30, 2025
		Accumulated
	Gross	Amortization	Net
Intangibles:
Naming rights	$60.2	$(15.9)	$44.3
Total	$60.2	$(15.9)	$44.3

	December 31, 2024
		Accumulated
	Gross	Amortization	Net
Intangibles:
Naming rights	$60.2	$(14.0)	$46.2
Total	$60.2	$(14.0)	$46.2

Amortization of intangible assets for the three and six months ended June 30, 2025 and 2024 was $1.0 million and $2.0 million, respectively. As stated above, the Company amended its naming rights agreement in July 2025. As a result, future amortization expense and the weighted average remaining useful life as of the balance sheet date are no longer an accurate reflection of the expected pattern of recognition of expense. Please see Note 15 “Subsequent Events” for more information on the amended terms of the agreement.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $1.0 billion, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $2.3 million as of June 30, 2025 are included in other assets on our consolidated balance sheets.

As of June 30, 2025, there was no debt outstanding under the Revolving Credit Facility.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.25 to 1.0, stepping down to 3.0 to 1.0 as of December 31, 2025 and thereafter. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of June 30, 2025, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	June 30, 2025
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$532.2	$—	$—	$532.2
Funds held for clients cash and cash equivalents	1,120.9	—	—	1,120.9
Available-for-sale securities(1):
U.S. treasury securities	495.7	0.4	(0.1)	496.0
Total investments	$2,148.8	$0.4	$(0.1)	$2,149.1

	December 31, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$402.0	$—	$—	$402.0
Funds held for clients cash and cash equivalents	3,640.8	—	—	3,640.8
Available-for-sale securities(1):
U.S. treasury securities	24.9	—	(0.2)	24.7
Total investments	$4,067.7	$—	$(0.2)	$4,067.5
(1)
All available-for-sale securities were included within the funds held for clients.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2025, are as follows:

	June 30, 2025
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(0.1)	$396.3	$—	$—	$(0.1)	$396.3
Total	$(0.1)	$396.3	$—	$—	$(0.1)	$396.3

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the six months ended June 30, 2025 or 2024. There were no realized gains or losses on the sale of available-for-sale securities for the six months ended June 30, 2025 or 2024.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the six months ended June 30, 2025 or 2024. We believe it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of June 30, 2025, our U.S. treasury securities held a rating of AA+.

Expected maturities of available-for-sale securities at June 30, 2025 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$412.5	$412.5
One year to five years	83.2	83.5
Total available-for-sale securities	$495.7	$496.0

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$496.0	$—	$496.0

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$24.7	$—	$24.7

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $4.2 million and $10.4 million for the three and six months ended June 30, 2025, respectively. Matching contributions were $5.4 million and $10.0 million for the three and six months ended June 30, 2024, respectively.

The Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The shares reserved for purposes of the ESPP are shares we purchase in the open market. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the six months ended June 30, 2025 and 2024, eligible employees purchased 35,284 and 50,325 shares, respectively, of the Company’s common stock under the ESPP. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$89.5	$68.0	$228.9	$315.2
Denominator:
Basic weighted average shares outstanding (in thousands)	56,117	56,451	56,045	56,499
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	383	320	279	49
Diluted weighted average shares outstanding (in thousands)	56,500	56,771	56,324	56,548
Earnings per share:
Basic	$1.59	$1.20	$4.08	$5.58
Diluted	$1.58	$1.20	$4.06	$5.57

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the three and six months ended June 30, 2025, awards were granted pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

The following table summarizes restricted stock awards activity for the six months ended June 30, 2025:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2024	1,140.3	$230.10	195.7	$244.14
Granted	570.9	$220.20	188.4	$203.53
Vested	(259.3)	$247.94	(159.8)	$187.98
Forfeited	(169.0)	$234.13	(33.5)	$229.57
Unvested shares of restricted stock outstanding at June 30, 2025	1,282.9	$221.55	190.8	$253.65

The following table summarizes PSU and RSU activity for the six months ended June 30, 2025:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2024	23.6	$198.54	23.7	$181.24
Granted	80.1	$213.06	80.1	$213.06
Vested	(8.4)	$203.56	(23.7)	$181.24
Forfeited	(6.1)	$212.70	—	$—
Unvested restricted stock units outstanding at June 30, 2025	89.2	$210.13	80.1	$213.06

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

For the six months ended June 30, 2025, our total non-cash stock-based compensation expense was $60.6 million. For the six months ended June 30, 2024, the Company recognized non-cash stock-based compensation expense, inclusive of forfeitures, that totaled a net benefit of $69.7 million.

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Six Months Ended June 30,
	2025	2024
Non-cash stock-based compensation expense:
Operating expenses	$9.4	$7.2
Sales and marketing	12.5	10.3
Research and development	19.5	13.1
General and administrative	19.2	(100.3)	(1)
Total non-cash stock-based compensation expense	$60.6	$(69.7)

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

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards (including RSUs and PSUs) as of June 30, 2025:

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$241.0	$26.4
Weighted average period for recognition (years)	2.7	1.6

We capitalized stock-based compensation costs related to software developed for internal use of $8.5 million and $13.7 million for the three and six months ended June 30, 2025, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $5.2 million and $8.8 million for the three and six months ended June 30, 2024, respectively.

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

13.
INCOME TAXES

The Company’s effective income tax rate was 25.6% and 19.0% for the six months ended June 30, 2025 and 2024, respectively. The higher effective tax rate for the six months ended June 30, 2025 was primarily attributable to the tax benefit related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024.

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” was signed into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The Company is currently evaluating the various provisions, but does not expect this to have a material impact on its effective tax rate.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

14.
SEGMENT REPORTING

The Company conducts business as a single operating segment, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources. The Company derives revenues from customers by providing a cloud-based HCM solution delivered as Software-as-a-Service. Our solution is based on a core system of record to maintain a single database for all HCM functions, and all of our clients are required to utilize our payroll application. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. No individual client represents 10% or more of total revenues.

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

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Recurring	$449.1	$399.6	$942.5	$859.6
Implementation and other	6.0	5.9	12.6	12.0
Interest on funds held for clients	28.5	32.0	59.0	65.8
Total revenues	483.6	437.5	1,014.1	937.4
Cost of revenues
Operating expenses	68.4	67.5	134.8	131.1
Depreciation and amortization	19.1	16.4	37.4	31.4
Total cost of revenues	87.5	83.9	172.2	162.5
Gross profit	396.1	353.6	841.9	774.9
Administrative expenses
Sales and marketing	116.0	106.9	226.9	222.4
Research and development	74.8	62.4	137.1	112.9
General and administrative	70.2	70.1	135.9	22.0
Depreciation and amortization	22.8	19.2	44.5	36.7
Total administrative expenses	283.8	258.5	544.4	393.9
Total operating expenses	371.3	342.4	716.6	556.4
Operating income	112.3	95.1	297.5	381.0
Interest expense	(0.8)	(0.8)	(1.6)	(1.6)
Other income (expense), net	5.7	4.8	11.6	9.8
Income before income taxes	117.2	99.1	307.5	389.2
Provision for income taxes	27.7	31.2	78.6	74.0
Net income	$89.5	$68.0	$228.9	$315.2

15.
SUBSEQUENT EVENTS

As discussed in Note 5 “Goodwill and Intangible Assets, Net,” in June 2021, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

circumstances. The amendment did not otherwise impact our obligation to make the previously disclosed annual sponsorship fee payments for the remainder of the amended agreement term. As discussed in Note 5, the cost of the naming rights was recorded as an intangible asset with an offsetting liability as of the date of the contract. As a result of the amendment to the naming rights agreement, the Company expects to recognize a gain with respect to the released portion of the liability of $35.6 million within the consolidated statements of comprehensive income for the three and nine months ended September 30, 2025. The Company expects to amortize the carrying value of the associated intangible asset over the remaining useful life of approximately three years, resulting in an increase in amortization expense of approximately $10.0 million per year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2025, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2024, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in millions unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results, including macroeconomic factors; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution, as well as how certain applications may impact employee usage and client satisfaction; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how the performance of certain of our offerings is sensitive to changes in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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

Substantially all of our revenues are generated from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. Our billing period varies by client and is typically based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. Over time, an increasing number of clients will be billed on a monthly basis for certain HCM applications and services, regardless of the client’s payroll cycle. We serve a diverse client base in terms of size and industry. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives who sell new applications to existing clients.

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

We believe our strategy of focusing on incorporating artificial intelligence (“AI”) and automation across our full solution is an important differentiator for attracting new clients and key to long-term client satisfaction and client retention. Our software vision is that people should not perform payroll-related and HCM-related tasks that systems can automate. We have designed our software so users do not have to be system experts or even need training to access information. For example, our industry-first command-driven AI engine, IWant, provides an easy, automated avenue for seeking information about employee data without having to navigate through the software.

Our continued growth depends on attracting new clients by continuing to leverage our sales force productivity, penetrating existing markets and expanding into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our recurring revenue growth. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase recurring revenues in the future. In addition, we plan to open additional sales offices in the future to further expand our market presence.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs (including those related our full solution automation and AI initiatives) and general and administrative expenses, which have increased and will continue to increase our expenses. Historically, our revenue growth and geographic expansion have driven increases in (i) salaries and benefits, (ii) stock-based compensation expense and (iii) facility costs related to the expansion of our corporate headquarters, data centers, operations facilities and additional sales office leases. We are leveraging automation and other internal efficiencies to offset this historical trend in an effort to expand our margins.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as period-over-period changes with respect to each line item:

	Three Months Ended June 30,					Six Months Ended June 30,
	2025		2024		% Change	2025		2024		% Change
Revenues
Recurring and other	$455.1	94.1%	$405.5	92.7%	12.2%	$955.1	94.2%	$871.6	93.0%	9.6%
Interest on funds held for clients	28.5	5.9%	32.0	7.3%	-10.9%	59.0	5.8%	65.8	7.0%	-10.3%
Total revenues	483.6	100.0%	437.5	100.0%	10.5%	1,014.1	100.0%	937.4	100.0%	8.2%
Cost of revenues
Operating expenses	68.4	14.1%	67.5	15.4%	1.3%	134.8	13.3%	131.1	14.0%	2.8%
Depreciation and amortization	19.1	4.0%	16.4	3.8%	16.5%	37.4	3.7%	31.4	3.3%	19.1%
Total cost of revenues	87.5	18.1%	83.9	19.2%	4.3%	172.2	17.0%	162.5	17.3%	6.0%
Administrative expenses
Sales and marketing	116.0	24.0%	106.9	24.4%	8.5%	226.9	22.4%	222.4	23.7%	2.0%
Research and development	74.8	15.5%	62.4	14.3%	19.9%	137.1	13.5%	112.9	12.0%	21.4%
General and administrative	70.2	14.5%	70.1	16.0%	0.1%	135.9	13.4%	22.0	2.3%	517.7%
Depreciation and amortization	22.8	4.7%	19.2	4.4%	18.8%	44.5	4.4%	36.7	4.0%	21.3%
Total administrative expenses	283.8	58.7%	258.5	59.1%	9.8%	544.4	53.7%	393.9	42.0%	38.2%
Total operating expenses	371.3	76.8%	342.4	78.3%	8.4%	716.6	70.7%	556.4	59.4%	28.8%
Operating income	112.3	23.2%	95.1	21.7%	18.1%	297.5	29.3%	381.0	40.7%	-21.9%
Interest expense	(0.8)	-0.2%	(0.8)	-0.2%	0.0%	(1.6)	-0.2%	(1.6)	-0.2%	0.0%
Other income (expense), net	5.7	1.2%	4.8	1.1%	18.8%	11.6	1.1%	9.8	1.0%	18.4%
Income before income taxes	117.2	24.2%	99.1	22.6%	18.3%	307.5	30.3%	389.2	41.5%	-21.0%
Provision for income taxes	27.7	5.7%	31.2	7.1%	-11.2%	78.6	7.8%	74.0	7.9%	6.2%
Net income	$89.5	18.5%	$68.0	15.5%	31.6%	$228.9	22.6%	$315.2	33.6%	-27.4%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the three and six months ended June 30, 2025 compared to the same periods in 2024 was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, additions and increased usage of existing products and services, and the impact of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers. Client-driven acceleration of payroll processing at the end of 2024 due to the timing within the work week of the January 1, 2025 public holiday adversely affected the magnitude of the period-over-period increase in recurring and other revenue recognized for the six months ended June 30, 2025, as compared to the prior year period.

Interest on Funds Held For Clients

The impact of lower interest rates during the three and six months ended June 30, 2025 compared to the same periods in 2024 was partially offset by an increase in average funds held for client balances, but nonetheless resulted in decreased interest earned on funds held for clients for the three and six months ended June 30, 2025 as compared to the same period in 2024. The average daily balance of funds held for clients was $2.8 billion and $2.5 billion for the six months ended June 30, 2025 and 2024, respectively.

Expenses

Cost of Revenues

During the three months ended June 30, 2025, operating expenses increased from the comparable prior year period by $0.9 million, primarily due to an increase in banking-related fees. Depreciation and amortization expense increased $2.7 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

During the six months ended June 30, 2025, operating expenses increased from the comparable prior year period by $3.7 million, primarily due to a $1.8 million increase in banking-related fees, a $0.9 million increase in shipping and supplies fees, and $0.7 million increase in employee-related expenses. Depreciation and amortization expense increased $6.0 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2025, sales and marketing expenses increased from the comparable prior year period by $9.1 million due to a $8.2 million increase in marketing and advertising expense and a $0.9 million increase in employee-related expenses.

During the six months ended June 30, 2025, sales and marketing expenses increased from the comparable prior year period by $4.5 million due to a $2.8 million increase in marketing and advertising expense and a $1.7 million increase in employee-related expenses.

Research and Development

During the three and six months ended June 30, 2025, research and development expenses increased from the comparable prior year periods due to increases in employee-related expenses of $12.4 million and $24.2 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Capitalized portion of research and development	$36.9	$31.2	18%	$70.7	$61.0	16%
Expensed portion of research and development	74.8	62.4	20%	137.1	112.9	21%
Total research and development costs	$111.7	$93.6	19%	$207.8	$173.9	20%

General and Administrative

During the three months ended June 30, 2025, general and administrative expenses increased $0.1 million from the comparable prior year period primarily due to an increase in employee-related expenses.

During the six months ended June 30, 2025, general and administrative expenses increased $113.9 million from the comparable prior year period due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024, which was partially offset by a $2.6 million decrease in other employee-related expenses and a $0.9 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Operating expenses	$6.2	$4.2	48%	$9.4	$7.2	32%
Sales and marketing	6.6	4.8	37%	12.5	10.3	21%
Research and development	12.6	7.8	62%	19.5	13.1	48%
General and administrative	13.0	7.4	76%	19.2	(100.3)	-119%
Total non-cash stock-based compensation expense	$38.4	$24.1	59%	$60.6	$(69.7)	-187%

Depreciation and Amortization

During the three and six months ended June 30, 2025, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024.

Interest Expense

Interest expense for the three and six months ended June 30, 2025 was flat compared to the prior year periods.

Other Income (Expense), net

The increase in other income (expense), net for the three and six months ended June 30, 2025, as compared to the prior year periods, was primarily attributable to increases in interest earned on our corporate funds due to higher operating cash balances. For the three and six months ended June 30, 2025, we earned interest on our corporate funds of $5.5 million and $10.3 million, respectively. For the three and six months ended June 30, 2024, we earned interest on our corporate funds of $4.8 million and $9.0 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 25.6% and 19.0% for the six months ended June 30, 2025 and 2024, respectively. The higher effective tax rate for the six months ended June 30, 2025 was primarily attributable to the tax benefit related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of June 30, 2025, we did not have any outstanding borrowings under the Revolving Credit Facility.

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

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In August 2022, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of up to $1.1 billion of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The stock repurchase plan was set to expire on August 15, 2024. In July 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases through August 15, 2026. As of June 30, 2025, there was $1.44 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the six months ended June 30, 2025, we repurchased an aggregate of 152,704 shares of our common stock at an average cost of $247.55 per share, all of which were shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $37.8 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes dividend activity during 2025:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
May 5, 2025	May 27, 2025	June 9, 2025	$0.375	$21.1
February 10, 2025	March 10, 2025	March 24, 2025	$0.375	$21.0
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

On August 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on September 8, 2025 to stockholders of record at the close of business on August 25, 2025.

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

We completed an expansion of our corporate headquarters, which was placed into service in the second quarter of 2024. As our business grows, we expect our capital expenditures related to research and development, data centers, and other strategic expansion activities to increase. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Our planned investments in infrastructure to support IWant and our other AI and automation initiatives will result in a significant increase in capital expenditures in the third quarter of 2025 and, to a lesser extent, the fourth quarter of 2025. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business. In addition, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035. The payments are due in the fourth quarter of each year. In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. The amendment did not otherwise impact our obligation to make the previously disclosed annual sponsorship fee payments for the remainder of the amended agreement term.

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law, bringing significant amendments to the U.S. tax code. We are currently evaluating the impact of various OBBBA provisions on our business and financial results. While we will continue to assess potential implications and await guidance from relevant authorities, we expect reductions in our future cash tax remittances will benefit cash flows beginning in the third quarter of 2025 and continuing into future periods.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	% Change
Net cash provided by (used in):
Operating activities	$305.0	$280.7	9%
Investing activities	(565.2)	71.7	-889%
Financing activities	(2,129.5)	(160.4)	1227%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(2,389.7)	$192.0	-1345%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the three and six months ended June 30, 2024, our operating cash flows for the three and six months ended June 30, 2025 were positively impacted by changes in working capital.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 increased from the comparable prior year period due to a $465.8 million increase in purchases of investments from funds held for clients, a $165.0 million decrease in proceeds from investments from funds held for clients, and a $6.1 million increase in purchases of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 increased from the comparable prior year period due to the impact of a $2,023.9 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a $25.4 million increase in withholding taxes paid related to net share settlements, and a $0.5 million increase in dividends paid. The increase in cash used in financing activities was partially offset by an $80.8 million decrease in repurchases of common stock.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income to adjusted EBITDA:
Net income	$89.5	$68.0	$228.9	$315.2
Interest expense	0.8	0.8	1.6	1.6
Provision for income taxes	27.7	31.2	78.6	74.0
Depreciation and amortization	41.9	35.6	81.9	68.1
EBITDA	159.9	135.5	390.9	458.8
Non-cash stock-based compensation expense	38.4	24.1	60.6	(69.7)
Adjusted EBITDA	$198.3	$159.7	$451.6	$389.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income to non-GAAP net income:
Net income	$89.5	$68.0	$228.9	$315.2
Non-cash stock-based compensation expense	38.4	24.1	60.6	(69.7)
Income tax effect on non-GAAP adjustments	(11.3)	(0.3)	(15.2)	(7.0)
Non-GAAP net income	$116.6	$91.8	$274.3	$238.5

Weighted average shares outstanding:
Basic	56.1	56.5	56.0	56.5
Diluted	56.5	56.8	56.3	56.5

Earnings per share, basic	$1.59	$1.20	$4.08	$5.58
Earnings per share, diluted	$1.58	$1.20	$4.06	$5.57
Non-GAAP net income per share, basic	$2.08	$1.63	$4.89	$4.22
Non-GAAP net income per share, diluted	$2.06	$1.62	$4.87	$4.22

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.59	$1.20	$4.08	$5.58
Non-cash stock-based compensation expense	0.68	0.43	1.08	(1.23)
Income tax effect on non-GAAP adjustments	(0.20)	—	(0.27)	(0.13)
Non-GAAP net income per share, basic	$2.08	$1.63	$4.89	$4.22

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.58	$1.20	$4.06	$5.57
Non-cash stock-based compensation expense	0.68	0.42	1.08	(1.23)
Income tax effect on non-GAAP adjustments	(0.20)	—	(0.27)	(0.12)
Non-GAAP net income per share, diluted	$2.06	$1.62	$4.87	$4.22

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of June 30, 2025, we had corporate cash and cash equivalents totaling $532.2 million and funds held for clients cash and cash equivalents totaling $1.1 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $496.0 million included within funds held for clients on the consolidated balance sheets as of June 30, 2025. Our available-for-sale securities consisted of U.S. treasury securities with original maturities of two years or less. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of June 30, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $22.5 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $2.2 million reduction in the aggregate market value of our available-for-sale securities as of June 30, 2025. An immediate decrease in interest rates of 100 basis points would have resulted in a $2.2 million increase in the aggregate market value of our available-for-sale securities as of June 30, 2025. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States or in global markets deteriorate, clients may cease their operations, eliminate or reduce unscheduled payroll runs (such as bonuses), reduce headcount, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. In addition, global and regional macroeconomic developments, such as changes in global trade policies and tariffs, increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, increased interest rates, inflation, volatility in capital markets, and decreased liquidity, among other possible factors, could negatively affect our ability to conduct business. Furthermore, the impact of such macroeconomic developments may be exacerbated by geopolitical events such as the ongoing military conflict in Ukraine and the ongoing conflicts throughout the Middle East. An economic decline could result in reductions in sales of our applications, decreased revenue from unscheduled payroll runs and fees charged on a per-employee basis, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended June 30, 2025 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1 - 30, 2025(3)	12,789	$226.49	12,789	$1,470,890,000
May 1 - 31, 2025(3)	90,798	$258.61	90,798	$1,447,409,000
June 1 - 30, 2025(3)	24,130	$259.54	24,130	$1,441,146,000
Total	127,717		127,717
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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On June 13, 2025, an entity affiliated with Chad Richison, Chief Executive Officer, President and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Richison 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Richison 10b5-1 Plan provides for the sale of up to 480,000 shares of common stock on behalf of the affiliated entity during the period beginning on the later of (i) September 15, 2025, and (ii) the third trading day following disclosure of the Company’s financial results on Form 10-Q for the three months ended June 30, 2025, and ending March 13, 2026, subject to earlier termination in accordance with the terms of the Richison 10b5-1 Plan and applicable laws, rules and regulations.

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

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	First Amendment to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

99.2*	First Amendment to the Paycom Software, Inc. Employee Stock Purchase Plan.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PAYCOM SOFTWARE, INC.

Date: August 7, 2025	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Robert D. Foster
Robert D. Foster
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)