Form 10-Q
period 2025-09-30
Paycom Software, Inc.
filed 2025-11-06
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 28, 2025, there were 56,269,005 shares of common stock, par value of $0.01 per share, outstanding, including 1,362,888 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$375.0	$402.0
Accounts receivable	50.4	39.2
Prepaid expenses	63.0	44.4
Inventory	1.8	1.4
Income tax receivable	77.3	11.9
Deferred contract costs	154.6	140.4
Current assets before funds held for clients	722.1	639.3
Funds held for clients	1,819.9	3,665.5
Total current assets	2,542.0	4,304.8
Property and equipment, net	659.8	561.4
Intangible assets, net	40.9	46.2
Goodwill	51.9	51.9
Long-term deferred contract costs	838.3	783.6
Operating lease right-of-use assets	79.7	80.6
Other assets	32.6	31.4
Total assets	$4,245.2	$5,859.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20.4	$23.9
Accrued commissions and bonuses	24.3	33.0
Accrued payroll and vacation	54.6	59.0
Deferred revenue	29.9	30.0
Operating lease liabilities	23.4	20.4
Accrued expenses and other current liabilities	106.0	74.8
Current liabilities before client funds obligation	258.6	241.1
Client funds obligation	1,819.9	3,665.7
Total current liabilities	2,078.5	3,906.8
Deferred income tax liabilities, net	259.3	149.7
Long-term deferred revenue	121.2	114.6
Long-term operating lease liabilities	61.1	63.0
Other long-term liabilities	15.7	49.9
Total long-term liabilities	457.3	377.2
Total liabilities	2,535.8	4,284.0
Commitments and contingencies (Note 12 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100.0 shares authorized, 63.5 and 63.0 shares issued at September 30, 2025 and December 31, 2024, respectively; 55.3 and 55.9 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	0.6	0.6
Additional paid-in capital	843.3	724.8
Retained earnings	2,162.5	1,887.5
Accumulated other comprehensive earnings (loss)	0.4	(0.6)
Treasury stock, at cost (8.2 and 7.1 shares at September 30, 2025 and December 31, 2024, respectively)	(1,297.4)	(1,036.4)
Total stockholders’ equity	1,709.4	1,575.9
Total liabilities and stockholders’ equity	$4,245.2	$5,859.9

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Recurring and other	$466.5	$421.8	$1,421.6	$1,293.4
Interest on funds held for clients	26.8	30.1	85.8	95.9
Total revenues	493.3	451.9	1,507.4	1,389.3
Cost of revenues
Operating expenses	64.1	70.8	198.8	201.9
Depreciation and amortization	21.3	17.5	58.8	48.9
Total cost of revenues	85.4	88.4	257.6	250.9
Administrative expenses
Sales and marketing	125.7	104.5	352.6	326.9
Research and development	74.1	63.0	211.2	175.9
General and administrative	71.9	70.6	207.8	92.6
Depreciation and amortization	23.6	20.5	68.1	57.2
Total administrative expenses	295.3	258.7	839.7	652.6
Total operating expenses	380.7	347.1	1,097.3	903.5
Operating income	112.6	104.9	410.1	485.8
Interest expense	(1.1)	(0.8)	(2.7)	(2.4)
Other income (expense), net	41.3	4.2	52.9	14.0
Income before income taxes	152.8	108.3	460.3	497.5
Provision for income taxes	42.1	35.0	120.7	109.1
Net income	$110.7	$73.3	$339.6	$388.4
Earnings per share, basic	$1.97	$1.31	$6.06	$6.90
Earnings per share, diluted	$1.96	$1.31	$6.02	$6.89
Weighted average shares outstanding:
Basic	56.1	55.9	56.1	56.3
Diluted	56.4	56.0	56.4	56.4
Comprehensive earnings:
Net income	$110.7	$73.3	$339.6	$388.4
Unrealized net gains on available-for-sale securities	0.4	0.1	0.9	1.3
Tax effect	(0.2)	—	0.1	(0.4)
Other comprehensive income, net of tax	0.2	0.1	1.0	0.9
Comprehensive earnings	$110.9	$73.4	$340.6	$389.3

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock:
Balance at beginning of period	$0.6	$0.6	$0.6	$0.6
Vesting of restricted stock	—	—	—	—
Balance at end of period	0.6	0.6	0.6	0.6

Additional paid-in capital:
Balance at beginning of period	801.9	667.2	724.8	724.4
Stock-based compensation	40.2	30.7	117.3	(26.6)
Employee stock purchase program	1.2	—	1.2	—
Balance at end of period	843.3	697.9	843.3	697.9

Retained earnings:
Balance at beginning of period	2,073.3	1,743.6	1,887.5	1,470.0
Net income	110.7	73.3	339.6	388.4
Dividends declared ($0.375 per share)	(21.5)	(21.4)	(64.6)	(62.9)
Balance at end of period	2,162.5	1,795.5	2,162.5	1,795.5

Accumulated other comprehensive earnings (loss):
Balance at beginning of period	0.2	(0.3)	(0.6)	(1.0)
Other comprehensive earnings, net of tax	0.2	0.1	1.0	0.9
Balance at end of period	0.4	(0.2)	0.4	(0.2)

Treasury stock:
Balance at beginning of period	(1,074.1)	(984.6)	(1,036.4)	(891.0)
Repurchases of common stock	(225.6)	(44.6)	(263.3)	(138.1)
Employee stock purchase program	2.3	—	2.3	—
Balance at end of period	(1,297.4)	(1,029.2)	(1,297.4)	(1,029.2)
Total stockholders' equity	$1,709.4	$1,464.7	$1,709.4	$1,464.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock:
Shares at beginning of period	63.5	62.9	63.0	62.7
Vesting of restricted stock	—	—	0.5	0.2
Shares at end of period	63.5	62.9	63.5	62.9

Treasury stock:
Shares at beginning of period	7.2	6.7	7.1	6.1
Repurchases of common stock	1.0	0.3	1.2	0.9
Employee stock purchase program(1)	—	—	—	—
Shares at end of period	8.2	7.0	8.2	7.0
Shares outstanding at end of period	55.3	55.9	55.3	55.9
(1)
During the nine months ended September 30, 2025, we issued 15,529 shares of common stock from treasury shares for purchases under our employee stock purchase program.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$339.6	$388.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.9	106.2
Stock-based compensation expense	91.8	(45.5)
Amortization of debt issuance costs	1.1	0.8
Gain on disposition of property and equipment	(0.1)	—
Accretion of discount on available-for-sale securities	(9.2)	(0.1)
Non-cash marketing expense	0.9	1.2
Deferred income taxes, net	109.6	(3.8)
Gain on modification of naming rights agreement	(35.6)	—
Other	0.5	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(11.2)	(4.1)
Prepaid expenses	(16.9)	(8.0)
Inventory	(0.4)	0.9
Other assets	(2.3)	(1.7)
Deferred contract costs	(65.5)	(84.4)
Income taxes, net	(65.4)	8.1
Accounts payable	(2.8)	13.1
Accrued commissions and bonuses	(8.7)	(7.1)
Accrued payroll and vacation	(4.4)	(6.6)
Deferred revenue	6.5	11.8
Accrued expenses and other liabilities	26.5	3.9
Net change in operating right-of-use assets and operating lease liabilities	1.9	0.6
Net cash provided by operating activities	482.8	373.5
Cash flows from investing activities
Purchases of investments from funds held for clients	(711.9)	(24.9)
Proceeds from investments from funds held for clients	250.0	200.0
Purchases of property and equipment	(197.4)	(141.5)
Proceeds from sale of property and equipment	0.1	—
Net cash (used in) provided by investing activities	(659.2)	33.5
Cash flows from financing activities
Repurchases of common stock	(218.9)	(122.8)
Withholding taxes paid related to net share settlements	(42.4)	(14.4)
Dividends paid	(64.1)	(63.7)
Proceeds from employee stock purchase plan	3.0	—
Net change in client funds obligation	(1,845.8)	(888.4)
Net cash used in financing activities	(2,168.2)	(1,089.3)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,344.6)	(682.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	4,042.8	2,422.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,698.2	$1,740.5

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in millions)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$375.0	$325.8
Restricted cash included in funds held for clients	1,323.2	1,414.7
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,698.2	$1,740.5

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$6.0	$3.6
Stock-based compensation for capitalized software	$20.4	$13.9
Right-of-use assets obtained in exchange for operating lease liabilities	$13.2	$17.5

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

estimates include income taxes, loss contingencies, the useful lives of property and equipment and intangible assets, the life of our client relationships, the fair value of our stock-based awards and the fair value of our financial instruments, intangible assets and goodwill. These estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. Actual results could materially differ from these estimates.

In the third quarter of 2025, we completed an assessment of the useful lives of our servers and network equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years, effective as of the beginning of the third quarter of 2025. This change in accounting estimate has been applied prospectively and resulted in an immaterial decrease to depreciation and amortization expense for the three and nine months ended September 30, 2025. Further, we expect an immaterial decrease to depreciation and amortization expense related to the change in estimated useful lives for the full year.

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the CODM function (which is fulfilled by our Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer allocates resources and assesses performance based upon financial information at the consolidated level. See Note 14 “Segment Reporting” for additional information.

Funds Held for Clients and Client Funds Obligation

As part of our payroll and payroll tax filing services, we collect funds from our clients for employment taxes and payroll obligations, which we remit to the appropriate tax agencies and accounts designated by our clients. We typically invest these funds and earn interest income during the period between receipt and disbursement of such funds.

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

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. As of September 30, 2025, there was $1.22 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2026.

During the nine months ended September 30, 2025, we repurchased an aggregate of 1,176,494 shares of our common stock at an average cost of $222.05 per share, including 172,642 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

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

Recurring and Other Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. Payroll includes Beti®, Payroll and Payroll Tax Management, Vault, Everyday®, Paycom Pay®, Client Action Center, Expense Management, Garnishment Administration and GL Concierge applications. Talent acquisition includes our Applicant Tracking, Enhanced Background Checks®, Onboarding, E-Verify® and Tax Credits applications. Talent management includes our Employee Self-Service®, Compensation Budgeting, Performance Management, Position Management and Paycom Learning applications. HR management includes our Manager on-the-Go®, Direct Data Exchange®, Ask Here, Documents and Checklists, Government and Compliance, Beneﬁts Administration, COBRA Administration, Personnel Action Forms and Performance Discussion Forms, Paycom Surveys, Enhanced ACA and Clue® applications. Time and labor management includes Time and Attendance, Scheduling, Time-Off Requests featuring GONE®, and Labor Allocation applications. In addition, with Global HCM™, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 190 countries. Enhancing the value of our comprehensive product suite is IWant™, our industry-first command driven AI engine empowering users to navigate and access their information within our unified database.

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

Changes in deferred revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$149.7	$142.4	$144.6	$130.5
Recognition of revenue included in beginning of period balance	(11.1)	(11.6)	(32.5)	(27.6)
Contract balance, net of revenue recognized during the period	12.5	11.5	39.0	39.4
Balance, end of period	$151.1	$142.3	$151.1	$142.3

We expect to recognize $10.5 million of deferred revenue in the remainder of 2025, $26.2 million in 2026, and $114.4 million thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with customers are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the nine months ended September 30, 2025 or 2024.

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2025
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$444.7	$28.3	$(18.5)	$454.5
Costs to fulfill a contract	$527.7	$30.8	$(20.1)	$538.4

	As of and for the Three Months Ended September 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$397.0	$27.2	$(16.2)	$407.9
Costs to fulfill a contract	$459.7	$36.8	$(16.8)	$479.7

	As of and for the Nine Months Ended September 30, 2025
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$425.7	$83.0	$(54.2)	$454.5
Costs to fulfill a contract	$498.3	$98.1	$(58.0)	$538.4

	As of and for the Nine Months Ended September 30, 2024
	Beginning	Capitalization		Ending
	Balance	of Costs	Amortization	Balance
Costs to obtain a contract	$378.5	$76.9	$(47.4)	$407.9
Costs to fulfill a contract	$420.0	$107.7	$(48.0)	$479.7

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2025	December 31, 2024
Property and equipment
Software and capitalized software development costs	$628.7	$497.2
Buildings	300.1	275.6
Computer equipment	275.5	203.2
Rental clocks	51.5	48.0
Furniture, fixtures and equipment	42.8	41.9
Other	20.9	20.7
	1,319.5	1,086.6
Less: accumulated depreciation and amortization	(697.4)	(576.4)
	622.1	510.2
Construction in progress	1.2	14.7
Land	36.5	36.5
Property and equipment, net	$659.8	$561.4

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40, “Other Assets and Deferred Costs”. For the three and nine months ended September 30, 2025, we capitalized $43.5 million and $114.2 million, respectively, of software development costs related to software developed or obtained for internal use. For the three and nine months ended September 30, 2024, we capitalized $33.4 million and $94.4 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the three and nine months ended September 30, 2025, we incurred interest costs of $1.1 million and $2.7 million, respectively, none of which was capitalized. For the three and nine months ended September 30, 2024, we incurred interest costs of $0.8 million and $2.4 million, respectively, none of which was capitalized.

Depreciation and amortization expense for property and equipment was $41.5 million and $121.5 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense for property and equipment was $37.1 million and $103.2 million for the three and nine months ended September 30, 2024, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2025 and December 31, 2024, goodwill was $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2025, it was more likely than not that the fair value exceeded the carrying value and, therefore, goodwill was not impaired. As of September 30, 2025 and December 31, 2024, there were no indicators of impairment.

In June 2021, in connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035. In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. The amendment did not otherwise impact our obligation to make the previously disclosed annual sponsorship fee payments for the remainder of the amended agreement term. The cost of the naming rights has been recorded as an intangible asset with an offsetting liability as of the date of the contract. The intangible asset is being amortized over the remainder of the agreement term on a straight-line basis. The difference between the present value of the offsetting liability and actual cash payments is being relieved through sales and marketing expense using the effective interest method over the remainder of the agreement term.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

As a result of the amendment to the naming rights agreement, the Company recognized a $35.6 million gain with respect to the released portion of the liability. The gain is included in other income (expense), net in the consolidated statements of comprehensive income.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	September 30, 2025
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	3.0	$60.2	$(19.3)	$40.9
Total		$60.2	$(19.3)	$40.9

	December 31, 2024
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	11.8	$60.2	$(14.0)	$46.2
Total		$60.2	$(14.0)	$46.2

Amortization of intangible assets for the three and nine months ended September 30, 2025 was $3.4 million and $5.4. million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2024 was $1.0 million and $2.9 million, respectively. We estimate the aggregate amortization expense will be $3.4 million for the remainder of 2025, $13.6 million for each of 2026 and 2027, and $10.3 million for 2028.

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

The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $1.0 billion, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying certain other conditions. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Unamortized debt issuance costs of $1.7 million as of September 30, 2025 are included in other assets on our consolidated balance sheets.

As of September 30, 2025, there was no debt outstanding under the Revolving Credit Facility.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.25 to 1.0, stepping down to 3.0 to 1.0 as of December 31, 2025 and thereafter. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

exceptions. As of September 30, 2025, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	September 30, 2025
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$375.0	$—	$—	$375.0
Funds held for clients cash and cash equivalents	1,323.2	—	—	1,323.2
Available-for-sale securities(1):
U.S. treasury securities	496.0	0.7	—	496.7
Total investments	$2,194.2	$0.7	$—	$2,194.9

	December 31, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$402.0	$—	$—	$402.0
Funds held for clients cash and cash equivalents	3,640.8	—	—	3,640.8
Available-for-sale securities(1):
U.S. treasury securities	24.9	—	(0.2)	24.7
Total investments	$4,067.7	$—	$(0.2)	$4,067.5
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2025, are as follows:

	September 30, 2025
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$24.9	$—	$—	$—	$24.9
Total	$—	$24.9	$—	$—	$—	$24.9

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the nine months ended September 30, 2025 or 2024. There were no realized gains or losses on the sale of available-for-sale securities for the nine months ended September 30, 2025 or 2024.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the nine months ended September 30, 2025 or 2024. We believe it is probable that the principal and interest will be

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of September 30, 2025, our U.S. treasury securities held a rating of AA+.

Expected maturities of available-for-sale securities at September 30, 2025 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$454.2	$454.5
One year to five years	41.8	42.2
Total available-for-sale securities	$496.0	$496.7

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$496.7	$—	$496.7

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$24.7	$—	$24.7

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $5.3 million and $15.7 million for the three and nine months ended September 30, 2025, respectively. Matching contributions were $4.7 million and $14.7 million for the three and nine months ended September 30, 2024, respectively.

The Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the nine months ended September 30, 2025, eligible employees purchased 50,813 shares of common stock under the ESPP, consisting of 35,284 shares purchased in the open market and 15,529 shares issued from treasury stock. During the nine months ended September 30, 2024, eligible employees purchased 74,466 shares of common stock under the ESPP, all of which were purchased in the open market. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$110.7	$73.3	$339.6	$388.4
Denominator:
Basic weighted average shares outstanding (in thousands)	56,113	55,929	56,068	56,307
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	314	35	314	58
Diluted weighted average shares outstanding (in thousands)	56,427	55,964	56,382	56,365
Earnings per share:
Basic	$1.97	$1.31	$6.06	$6.90
Diluted	$1.96	$1.31	$6.02	$6.89

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the three and nine months ended September 30, 2025, awards were granted pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2025:

	Time-Based		Market-Based
	Restricted Stock Awards		Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2024	1,140.3	$230.10	195.7	$244.14
Granted	656.7	$221.42	188.4	$203.53
Vested	(337.0)	$248.49	(159.8)	$187.98
Forfeited	(232.7)	$231.39	(44.6)	$236.02
Unvested shares of restricted stock outstanding at September 30, 2025	1,227.3	$220.15	179.7	$253.54

The following table summarizes PSU and RSU activity for the nine months ended September 30, 2025:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2024	23.6	$198.54	23.7	$181.24
Granted	80.1	$213.06	80.1	$213.06
Vested	(8.4)	$203.82	(23.7)	$181.24
Forfeited	(6.2)	$212.70	—	$—
Unvested restricted stock units outstanding at September 30, 2025	89.1	$210.11	80.1	$213.06

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Nine Months Ended September 30,
	2025	2024
Non-cash stock-based compensation expense:
Operating expenses	$12.7	$11.0
Sales and marketing	19.1	13.6
Research and development	29.4	20.7
General and administrative	30.6	(90.9)	(1)
Total non-cash stock-based compensation expense	$91.8	$(45.5)

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

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested restricted stock awards and unvested restricted stock unit awards (including RSUs and PSUs) as of September 30, 2025:

	Restricted Stock	Restricted Stock
	Awards	Units
Unrecognized compensation cost	$208.6	$19.7
Weighted average period for recognition (years)	2.5	1.4

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

We capitalized stock-based compensation costs related to software developed for internal use of $6.6 million and $20.4 million for the three and nine months ended September 30, 2025, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $5.1 million and $13.9 million for the three and nine months ended September 30, 2024, respectively.

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

13.
INCOME TAXES

The Company’s effective income tax rate was 26.2% and 21.9% for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for the nine months ended September 30, 2025 was primarily attributable to the tax benefit related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024.

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, making permanent key provisions of the Tax Cuts and Jobs Act. As a result of this enactment, our deferred tax balances as of September 30, 2025 reflect the new law, resulting in the deferral of a significant portion of current federal tax over future periods. As a reclassification between current and deferred taxes, the net impact of the legislation for the three and nine months ended September 30, 2025 was not material to our effective tax rate. We are continuing to monitor developments and evaluate potential future impact.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Recurring	$459.9	$415.7	$1,402.4	$1,275.4
Implementation and other	6.6	6.1	19.2	18.1
Interest on funds held for clients	26.8	30.1	85.8	95.9
Total revenues	493.3	451.9	1,507.4	1,389.3
Cost of revenues
Operating expenses	64.1	70.8	198.8	201.9
Depreciation and amortization	21.3	17.5	58.8	48.9
Total cost of revenues	85.4	88.4	257.6	250.9
Gross profit	407.9	363.6	1,249.8	1,138.5
Administrative expenses
Sales and marketing	125.7	104.5	352.6	326.9
Research and development	74.1	63.0	211.2	175.9
General and administrative	71.9	70.6	207.8	92.6
Depreciation and amortization	23.6	20.5	68.1	57.2
Total administrative expenses	295.3	258.7	839.7	652.6
Total operating expenses	380.7	347.1	1,097.3	903.5
Operating income	112.6	104.9	410.1	485.8
Interest expense	(1.1)	(0.8)	(2.7)	(2.4)
Other income (expense), net	41.3	4.2	52.9	14.0
Income before income taxes	152.8	108.3	460.3	497.5
Provision for income taxes	42.1	35.0	120.7	109.1
Net income	$110.7	$73.3	$339.6	$388.4

15.
SUBSEQUENT EVENTS

On October 1, 2025, we announced a workforce reduction affecting approximately 540 employees, representing a reduction of approximately 8% of our workforce as of September 30, 2025. Consequently, we expect to incur non-recurring charges in the fourth quarter of 2025 of approximately $13.3 million, consisting of severance payments, employee benefits and related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2025, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2024, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in millions unless otherwise noted.

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

We believe our strategy of focusing on incorporating artificial intelligence (“AI”) and automation across our full solution is an important differentiator for attracting new clients and key to long-term client satisfaction and client retention. Our software vision is that people should not perform payroll-related and HCM-related tasks that systems can automate. We have designed our software so users do not have to be system experts or even need training to access information. For example, our industry-first command-driven AI engine, IWant™, provides an easy, automated avenue for seeking information about employee data without having to navigate through the software.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs (including those related our full solution automation and AI initiatives) and general and administrative expenses, which have increased and will continue to increase our expenses. Historically, our revenue growth and geographic expansion have driven increases in (i) facility costs related to data centers, the expansion of our corporate headquarters, operations facilities and additional sales office leases and (ii) salaries and benefits and stock-based compensation expense, which we collectively refer to as employee-related expenses. Automating our core business systems is creating new efficiencies that have led to reductions in headcount and, as a result, contributed to decreases in certain employee-related expenses during the three and nine months ended September 30, 2025.

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as period-over-period changes with respect to each line item:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025		2024		% Change	2025		2024		% Change
Revenues
Recurring and other	$466.5	94.6%	$421.8	93.3%	10.6%	$1,421.6	94.3%	$1,293.4	93.1%	9.9%
Interest on funds held for clients	26.8	5.4%	30.1	6.7%	-11.0%	85.8	5.7%	95.9	6.9%	-10.6%
Total revenues	493.3	100.0%	451.9	100.0%	9.1%	1,507.4	100.0%	1,389.3	100.0%	8.5%
Cost of revenues
Operating expenses	64.1	13.0%	70.8	15.7%	-9.6%	198.8	13.2%	201.9	14.5%	-1.6%
Depreciation and amortization	21.3	4.3%	17.5	3.8%	21.7%	58.8	3.9%	48.9	3.6%	20.1%
Total cost of revenues	85.4	17.3%	88.4	19.5%	-3.4%	257.6	17.1%	250.9	18.1%	2.7%
Administrative expenses
Sales and marketing	125.7	25.5%	104.5	23.1%	20.3%	352.6	23.4%	326.9	23.5%	7.9%
Research and development	74.1	15.0%	63.0	14.0%	17.6%	211.2	14.0%	175.9	12.7%	20.1%
General and administrative	71.9	14.6%	70.6	15.6%	1.8%	207.8	13.8%	92.6	6.7%	124.5%
Depreciation and amortization	23.6	4.8%	20.5	4.5%	14.8%	68.1	4.5%	57.2	4.1%	18.9%
Total administrative expenses	295.3	59.9%	258.7	57.2%	14.2%	839.7	55.7%	652.6	47.0%	28.7%
Total operating expenses	380.7	77.2%	347.1	76.8%	9.7%	1,097.3	72.8%	903.5	65.0%	21.5%
Operating income	112.6	22.8%	104.9	23.2%	7.3%	410.1	27.2%	485.8	35.0%	-15.6%
Interest expense	(1.1)	-0.2%	(0.8)	-0.2%	39.2%	(2.7)	-0.2%	(2.4)	-0.2%	12.8%
Other income (expense), net	41.3	8.4%	4.2	1.0%	877.6%	52.9	3.5%	14.0	1.0%	277.1%
Income before income taxes	152.8	31.0%	108.3	24.0%	41.1%	460.3	30.5%	497.5	35.8%	-7.5%
Provision for income taxes	42.1	8.5%	35.0	7.8%	20.1%	120.7	8.0%	109.1	7.8%	10.7%
Net income	$110.7	22.4%	$73.3	16.2%	51.1%	$339.6	22.5%	$388.4	28.0%	-12.6%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, increased usage of existing products and services, and the impact of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers. Client-driven acceleration of payroll processing at the end of 2024 due to the timing within the work week of the January 1, 2025 public holiday adversely affected the magnitude of the period-over-period increase in recurring and other revenue recognized for the nine months ended September 30, 2025, as compared to the prior year period.

Interest on Funds Held For Clients

The impact of lower interest rates during the three and nine months ended September 30, 2025 compared to the same periods in 2024 was partially offset by an increase in average funds held for client balances, but nonetheless resulted in decreased interest earned on funds held for clients for the three and nine months ended September 30, 2025 as compared to the same period in 2024. The average daily balance of funds held for clients was $2.7 billion and $2.4 billion for the nine months ended September 30, 2025 and 2024, respectively.

Expenses

Cost of Revenues

During the three months ended September 30, 2025, operating expenses decreased from the comparable prior year period by $6.7 million, primarily due to a $5.2 million decrease in employee-related expenses and a $1.1 million decrease in shipping and supplies fees. Depreciation and amortization expense increased $3.8 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other related fixed assets, which was partially offset by an increase in the estimated useful lives of servers and network equipment.

During the nine months ended September 30, 2025, operating expenses decreased from the comparable prior year period by $3.1 million, primarily due to a $4.5 million decrease in employee-related expenses, which was partially offset by a $1.1 million increase in banking-related fees. Depreciation and amortization expense increased $9.9 million from the comparable prior year period, primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024, which was partially offset by an increase in the estimated useful lives of servers and network equipment.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2025, sales and marketing expenses increased from the comparable prior year period by $21.2 million due to a $17.1 million increase in marketing and advertising expense and a $4.1 million increase in employee-related expenses.

During the nine months ended September 30, 2025, sales and marketing expenses increased from the comparable prior year period by $25.7 million due to a $19.9 million increase in marketing and advertising expense and a $5.8 million increase in employee-related expenses.

Research and Development

During the three and nine months ended September 30, 2025, research and development expenses increased from the comparable prior year periods due to increases in employee-related expenses of $11.1 million and $35.3 million, respectively.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Capitalized portion of research and development	$43.5	$33.4	30%	$114.2	$94.4	21%
Expensed portion of research and development	74.1	63.0	18%	211.2	175.9	20%
Total research and development costs	$117.6	$96.4	22%	$325.4	$270.3	20%

General and Administrative

During the three months ended September 30, 2025, general and administrative expenses increased $1.3 million from the comparable prior year period primarily due to an increase in accounting and legal expenses.

During the nine months ended September 30, 2025, general and administrative expenses increased $115.2 million from the comparable prior year period due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024, which was partially offset by a $2.5 million decrease in other employee-related expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Operating expenses	$3.4	$3.9	-12%	$12.7	$11.0	16%
Sales and marketing	6.6	3.3	100%	19.1	13.6	40%
Research and development	9.9	7.6	31%	29.4	20.7	42%
General and administrative	11.2	9.4	19%	30.6	(90.9)	-134%
Total non-cash stock-based compensation expense	$31.1	$24.2	29%	$91.8	$(45.5)	-302%

Depreciation and Amortization

During the three months ended September 30, 2025, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology and purchases of other related fixed assets, which was partially offset by an increase in the estimated useful lives of servers and network equipment.

During the nine months ended September 30, 2025, depreciation and amortization expense increased from the comparable prior year periods primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024, which was partially offset by an increase in the estimated useful lives of servers and network equipment.

Interest Expense

During the both the three and nine months ended September 30, 2025, interest expense increased from the comparable prior year periods by $0.3 million.

Other Income (Expense), net

The increase in other income (expense), net for the three and nine months ended September 30, 2025, as compared to the prior year periods, was primarily attributable to a $35.6 million gain which resulted from the July 2025 amendment to the naming rights agreement. See Note 5 “Goodwill and Intangible Assets, Net”. Additionally, increases in interest earned on our corporate funds due to higher operating cash balances contributed to the increase. For the three and nine months ended September 30, 2025, we earned interest on our corporate funds of $5.1 million and $15.4 million, respectively. For the three and nine months ended September 30, 2024, we earned interest on our corporate funds of $4.2 million and $13.3 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 26.2% and 21.9% for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for the nine months ended September 30, 2025 was primarily attributable to the tax benefit related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of September 30, 2025, we did not have any outstanding borrowings under the Revolving Credit Facility.

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

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In August 2022, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of up to $1.1 billion of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The stock repurchase plan was set to expire on August 15, 2024. In July 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases through August 15, 2026. As of September 30, 2025, there was $1.22 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the nine months ended September 30, 2025, we repurchased an aggregate of 1,176,494 shares of our common stock at an average cost of $222.05 per share, including 172,642 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those employees resulted in an aggregate cash expenditure of $42.4 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan. In October 2025, we repurchased an additional 501,094 shares of our common stock at an average cost of $199.86 per share, including 659 shares withheld to satisfy tax withholding obligations for certain employees upon the vesting of equity incentive awards.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes dividend activity during 2025:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
August 4, 2025	August 25, 2025	September 8, 2025	$0.375	$21.1
May 5, 2025	May 27, 2025	June 9, 2025	$0.375	$21.1
February 10, 2025	March 10, 2025	March 24, 2025	$0.375	$21.0
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

On November 3, 2025, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on December 8, 2025 to stockholders of record at the close of business on November 24, 2025.

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

We completed an expansion of our corporate headquarters, which was placed into service in the second quarter of 2024. As our business grows, we expect our capital expenditures related to research and development, data centers, and other strategic expansion activities to increase. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. For example, to facilitate our automation initiatives, we significantly expanded our data center capabilities, spending approximately $100 million on AI-focused capital expenditures from May 2025 through October 2025. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law, bringing significant amendments to the U.S. tax code. The OBBBA allows an immediate deduction for domestic research and development expenditures and reinstates 100% bonus depreciation. Our cash tax remittances decreased in the third quarter of 2025, and we anticipate that continued reductions will positively impact cash flows in the fourth quarter of 2025 and in future periods.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	% Change
Net cash provided by (used in):
Operating activities	$482.8	$373.5	29%
Investing activities	(659.2)	33.5	-2065%
Financing activities	(2,168.2)	(1,089.3)	99%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(2,344.6)	$(682.3)	244%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2025 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the three and nine months ended September 30, 2024, our operating cash flows for the three and nine months ended September 30, 2025 were positively impacted by changes in working capital.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 increased from the comparable prior year period due to a $687.0 million increase in purchases of investments from funds held for clients and a $55.8 million increase in purchases of property and equipment, which were partially offset by a $50.0 million increase in proceeds from investments from funds held for clients, and a $0.1 increase in proceeds from sale of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 increased from the comparable prior year period due to the impact of a $957.4 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, a $96.1 million increase in repurchases of common stock, a $28.0 million increase in withholding taxes paid related to net share settlements, and a $0.5 million increase in dividends paid. The increase in cash used in financing activities was partially offset by an $3.0 million increase in proceeds from the employee stock purchase plan.

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

In the third quarter of 2025, we completed an assessment of the useful lives of our servers and network equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years, effective as of the beginning of the third quarter of 2025. Refer to Note 2 “Summary of Significant Accounting Policies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for more information. There were no material changes to our critical accounting policies and estimates disclosed in the Form 10-K.

Non-GAAP Financial Measures

Management uses adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense and certain transaction expenses that are not core to our operations (if any), less any gain on modification of the naming rights agreement, and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense and certain transaction expenses that are not core to our operations (if any), less any gain on modification of the naming rights agreement, all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making. We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP. In addition, adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, paying dividends, repurchasing common stock and other purposes. Management believes that the non-GAAP measures presented in this Form 10-Q, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income to adjusted EBITDA:
Net income	$110.7	$73.3	$339.6	$388.4
Interest expense	1.1	0.8	2.7	2.4
Provision for income taxes	42.1	35.0	120.7	109.1
Depreciation and amortization	44.9	38.1	126.9	106.2
EBITDA	198.9	147.2	589.8	606.0
Non-cash stock-based compensation expense	31.1	24.2	91.8	(45.5)
Gain on modification of naming rights agreement	(35.6)	—	(35.6)	—
Adjusted EBITDA	$194.3	$171.3	$645.9	$560.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income to non-GAAP net income:
Net income	$110.7	$73.3	$339.6	$388.4
Non-cash stock-based compensation expense	31.1	24.2	91.8	(45.5)
Gain on modification of naming rights agreement	(35.6)	—	(35.6)	—
Income tax effect on non-GAAP adjustments	3.4	(4.0)	(11.8)	(11.0)
Non-GAAP net income	$109.6	$93.4	$383.9	$331.9

Weighted average shares outstanding:
Basic	56.1	55.9	56.1	56.3
Diluted	56.4	56.0	56.4	56.4

Earnings per share, basic	$1.97	$1.31	$6.06	$6.90
Earnings per share, diluted	$1.96	$1.31	$6.02	$6.89
Non-GAAP net income per share, basic	$1.95	$1.67	$6.85	$5.89
Non-GAAP net income per share, diluted	$1.94	$1.67	$6.81	$5.89

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$1.97	$1.31	$6.06	$6.90
Non-cash stock-based compensation expense	0.55	0.43	1.64	(0.81)
Gain on modification of naming rights agreement	(0.64)	—	(0.64)	—
Income tax effect on non-GAAP adjustments	0.06	(0.07)	(0.21)	(0.20)
Non-GAAP net income per share, basic	$1.95	$1.67	$6.85	$5.89

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$1.96	$1.31	$6.02	$6.89
Non-cash stock-based compensation expense	0.55	0.43	1.63	(0.81)
Gain on modification of naming rights agreement	(0.63)	—	(0.63)	—
Income tax effect on non-GAAP adjustments	0.06	(0.07)	(0.21)	(0.19)
Non-GAAP net income per share, diluted	$1.94	$1.67	$6.81	$5.89

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of September 30, 2025, we had corporate cash and cash equivalents totaling $375.0 million and funds held for clients cash and cash equivalents totaling $1.3 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $496.7 million included within funds held for clients on the consolidated balance sheets as of September 30, 2025. Our available-for-sale securities consisted of U.S. treasury securities with original maturities of two years or less. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of September 30, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $21.5 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $2.0 million reduction in the aggregate market value of our available-for-sale securities as of September 30, 2025. An immediate decrease in interest rates of 100 basis points would have resulted in a $2.0 million increase in the aggregate market value of our available-for-sale securities as of September 30, 2025. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended September 30, 2025 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1 - 31, 2025(3)	5,113	$237.45	5,113	$1,439,932,000
August - 31, 2025(3)	14,825	$226.44	14,825	$1,436,575,000
September 1 - 30, 2025	1,003,852	$218.03	1,003,852	$1,217,707,000
Total	1,023,790		1,023,790
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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1*	First Amendment to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

10.2*	First Amendment to the Paycom Software, Inc. Employee Stock Purchase Plan.

10.3

Letter Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Shane Hadlock, dated August 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 13, 2025, filed with the SEC on August 18, 2025).

10.4

Letter Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Rachael Gannon, dated August 18, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 13, 2025, filed with the SEC on August 18, 2025).

10.5

Transition Compensation and Release Agreement, by and between Paycom Software, Inc. and Bradley S. Smith, dated August 18, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 13, 2025, filed with the SEC on August 18, 2025).

10.6

Letter Agreement, by and among Paycom Software, Inc., Paycom Payroll, LLC and Bradley S. Smith, dated August 18, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 13, 2025, filed with the SEC on August 18, 2025).

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

PAYCOM SOFTWARE, INC.

Date: November 6, 2025	By:	/s/ Chad Richison
Chad Richison
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Robert D. Foster
Robert D. Foster
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)