Form 10-K
period 2025-12-31
Paycom Software, Inc.
filed 2026-02-19
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of February 10, 2026, 54,275,097 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, including 1,114,039 shares of restricted stock. As of June 30, 2025, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11.9 billion (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

PAYCOM SOFTWARE, INC.

2025 ANNUAL REPORT ON FORM 10-K

Unless we state otherwise or the context otherwise requires, the terms “Paycom,” “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results, including macroeconomic factors; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution, as well as how certain applications may impact client employee usage and client satisfaction; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how the performance of certain of our offerings is sensitive to changes in the labor market; our plan to open additional sales offices and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan using cash and/or borrowings under our senior secured revolving credit facility (the “Revolving Credit Facility”). In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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
•
our ability to develop enhancements and new applications, keep pace with technological developments and respond to future disruptive technologies, such as artificial intelligence (“AI”) and machine learning technologies;
•
our ability to compete effectively in an evolving human capital management (“HCM”) industry;
•
our ability to maintain and expand existing client relationships and add new clients, including challenges related to attracting and retaining larger clients;
•
the possibility that our solution fails to perform properly or our clients are not satisfied with our services;
•
our dependence on our key executives;
•
our ability to attract and retain qualified personnel;
•
our ability to manage our growth and organizational change effectively;
•
our ability to manage risks associated with our automation strategy;
•
the impact of adverse economic and market conditions, including those related to fluctuations in interest rates, trade policies, labor trends, global health crises and geopolitical conflicts;
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

We sell our solution directly through our internally trained, client-focused and highly skilled sales force based in offices across the United States. As a part of our client retention effort, a specialist within a dedicated team is assigned to each client to provide differentiated, personalized service. We have approximately 39,200 clients. We believe that as a result of our focus on client experience, we enjoy high client satisfaction as evidenced by an annual revenue retention rate of 91% and 90% for the years ended December 31, 2025 and 2024, respectively. We believe our revenue retention rate understates our client loyalty because this rate is negatively impacted when former clients are acquired or otherwise cease operations.

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

Enhanced Employee Experience

The employees of our clients also benefit from our HCM applications. As workforces transition from technology-savvy to technology-dependent, employees expect mobile technology and the resources necessary to readily access information and control their professional development. Through our employee self-service technology, employees can view real-time HR information, including pay stubs, payroll tax filing forms and benefits information, as well as manage their schedules and vacation time and update contact information. Our industry-first AI engine, IWant™, provides instant and accurate access to employee data without requiring the user to navigate or learn our software. Employees can even do their own payroll with our first-of-its-kind Beti® technology. Our mobile app makes it easier for employees to access their self-service information. Our app has fingerprint and facial recognition capabilities, aiding employers in their efforts to engage technology-dependent workers. Our system also allows employers to engage their workforce through learning management courses and training paths, surveys, and performance goals and reviews.

To further enhance the effectiveness of management throughout our clients’ organizations, we also offer easy to use software with Manager on-the-Go®. Built within our mobile app, this tool allows for 24/7 accessibility to essential manager-side functionality, giving supervisors and managers the ability to perform a variety of tasks — anytime, anywhere.

In addition to our self-service, app-based functionality, we also provide our clients with a strategy to drive usage among their employees. This strategy includes training clients’ employees how to use the Paycom app during implementation and providing additional training from our client relations representatives (“CRRs”). Allowing employees to make changes directly to our database creates efficiencies for both the employer and employee. Today’s employees have little tolerance for complexity, and with our solution, employees have become accustomed to having a direct relationship with their HR data. This relationship is directly correlated with our single-database that is key to increasing usage and providing an employee-first experience. For example, IWant provides employees access to their HR data easily through voice-to-text functionality or typing a question, and our AI engine immediately provides the answer or directs users to the appropriate location to interact with their information. Our strategy to promote employee usage of the Paycom system elevates HR personnel to focus on the human element of their jobs, creating a more positive culture and giving HR personnel more time to engage with their employees.

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

Software-as-a-Service Delivery Model

Our SaaS delivery model allows clients with geographically dispersed and mobile workforces to operate more efficiently, and allows these clients to implement, access and use our client-oriented internet solution on demand and remotely through standard web browsers, smart phones, tablets and other web-enabled devices. Our SaaS solution reduces the time, risk, headcount and costs associated with installing and maintaining applications for on-premises products within the information technology (“IT”) infrastructure of our clients.

Secure Cloud-Based Architecture

Our cloud-based architecture allows our solution to be implemented remotely with minimal client interaction. Updates such as software enhancements and newly developed applications can be deployed without client interaction, disruption or involvement, allowing our clients to make a smaller investment in hardware, personnel, implementation time and consulting. Additionally, we own and maintain all of the infrastructure technology to host our solution and to maximize system availability for clients. Our focus on, and investment in, technology, data security, and resiliency has been recognized with ISO/IEC 22301:2019, ISO/IEC 27001:2022, ISO/IEC 27701:2019, and ISO/IEC 42001:2023 certified security and business continuity standards.

Scalability to Grow with our Clients

Our solution is highly scalable. Our target client size is organizations with 50 to 10,000 or more employees. Our clients are able to use the same solution while their businesses grow by deploying applications as needed in real-time. Pricing is determined based on employee headcount and the number of applications utilized, enabling our clients to align HCM spending with their evolving HCM needs.

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

Penetrate Existing Markets

We believe a significant market opportunity exists to penetrate markets where we currently have existing sales offices. Each sales office is typically staffed with one outside sales team, consisting of a sales manager and six to 10 other sales professionals. We plan to penetrate and more effectively capture existing markets through increased sales productivity as well as by adding sales capacity in such markets. Although we have a sales office in 41 of the 50 largest metropolitan statistical areas (“MSAs”) in the United States based on July 2024 U.S. Census Bureau estimates, only seven of these MSAs are currently served by multiple Paycom outside sales teams.

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

Maintain Our Leadership in Innovation by Strengthening and Extending our Solution

Our ability to develop and deploy new applications and updates rapidly and cost-effectively has been integral to the results that we have achieved to date. We intend to continue extending the functionality and range of our solution in the future, and we are incorporating and leveraging AI and automation across our full solution. Our development efforts are performed exclusively in-house and are heavily based upon proactive research and client input. We are focusing our investments on the development of new applications, enhancements and learning courses that are responsive to the needs of our clients, which are garnered through ongoing client interaction and collaboration.

Our Applications and Tools

Our HCM solution offers a full suite of applications and tools that generally fall within the following categories: payroll, talent acquisition, talent management, HR management and time and labor management. Enhancing the value of our comprehensive product suite is IWant, our industry-first command driven AI engine empowering users to navigate and access their information within our single database.

With Global HCM, a number of our HCM applications and tools are available in 15 languages and dialects and are accessible to users in more than 190 countries. We also offer native payroll in Canada, Mexico, the United Kingdom and Ireland, and intend to add native payroll in other countries.

Payroll

Beti. Beti (Better Employee Transaction Interface®) is an industry-first technology that further automates and streamlines the payroll process by empowering employees to do their own payroll, which increases efficiencies and reduces errors. Employees already manage all other components of their paychecks, including timecards, expenses, PTO requests and benefits. Beti guides them to access, view, manage, troubleshoot and approve their paycheck before payroll is submitted, so HR can focus on more strategic endeavors.

Payroll and Payroll Tax Management. Payroll is the foundation of our solution. Payroll is automatically updated with changes in employee information and offers other time-saving functionality such as batch editing and effective dating. Enhanced payroll functionality allows clients to automate and delegate payroll functions to accelerate the processes, giving clients repeatable, reliable payroll processing with additional controls. Our payroll software allows clients to configure the services to fit their specific needs. It can be accessed at any time to make changes, run payroll and generate custom reports. Our payroll tax management service helps clients handle their payroll taxes, deposits, regulatory correspondence and amendments, as well as assists with penalty and interest disputes. With this service, Paycom also debits clients’ payroll taxes, deposits them on their due date and submits clients’ filings.

Vault Visa® Payroll Card. The Vault Visa® Payroll Card gives employees the financial convenience of allowing them to deposit all or a portion of their wages on a secure pay card usable with mobile wallets like Apple Pay®, Google Pay™ and Samsung Pay®. In certain circumstances, Vault card users also can have access to their pay up to two days earlier for greater financial flexibility. For clients, it minimizes the inconvenience of paper-based payroll and helps reduce check fraud through secure digital funding.

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

Client Action Center. Client Action Center makes it easier for payroll administrators to act on banking and tax-related information. Clients receive a comprehensive view of the data they need to make informed, accurate decisions — all centralized in one intuitive dashboard. The Paycom mobile app provides quick views of wires, tax accounts and access to specialists for assistance.

Expense Management. Our expense management tool eliminates the manual, paper-based processes associated with employee expense reimbursement and allows employers to control and monitor expenses by setting clearly defined rules and parameters for employee reimbursement. Employees can upload photos of receipts for reimbursement and expenses are automatically parsed when submitted. Our mileage tracker feature allows employers to more accurately track, log and manage employees’ mileage reimbursements that are then automatically updated within our expense management tool. Employees can then access an expense dashboard to view the status of their submitted expenses through Employee Self-Service®. Expenses seamlessly flow through virtual approvals to payroll, and our software provides proper allocation of expenses to the general ledger, reducing manual work for accounting personnel. Organizations gain audit-ready reporting, which is critical when a client needs to know the important attributes of the expense approval process.

Garnishment Administration. Our garnishment administration tool mitigates the risk of penalties and lawsuits from employees and agencies, allowing clients to handle communications with garnishment payees and agencies, as well as calculate and track garnishment payments.

GL Concierge. Our GL concierge tool offers organizations more control and transparency into their payroll general ledger and gives finance professionals intuitive reporting, enriched audit trails, customizable file layouts and real-time alerts. Clients of all sizes can use a wide variety of general ledger maps along with an action item alert system that improves the dynamics of their daily operations. With this simplified process, accounting departments can generate mapped GL reports for direct import into various accounting software packages.

Talent Acquisition

Applicant Tracking. Our applicant tracking tool simplifies the recruiting processes needed to hire the most qualified employees. By using our comprehensive software, our clients can move candidates through the application process and new employee onboarding without re-keying data. Organizations can maintain and easily access a list of potential employees from a talent pool with real-time candidate, recruiter and manager retrieval while eliminating manual redundancies. Clients can also distribute job openings and reach a wider candidate audience with features that automatically post jobs to their organization’s website, career sites and online job boards. The tool’s enhanced career site analytics reveal which job boards and marketing efforts produce the best return on investment. It not only sends candidates automated job alerts to notify them of a client’s newly posted positions but also allows them to provide their availability up front to discuss potential job opportunities, thereby saving a step for recruiters.

Enhanced Background Checks®. Our background check tool helps clients easily screen prospective new hires or employees. Employers can choose the specific service or package of services desired for each individual, including verification of education, employment, driving history, criminal history, and drug and health screening, among others. Our dedicated service team works diligently behind the scenes to ensure thorough screening without obstacles or delays.

Onboarding. Our onboarding tool streamlines the hiring processes for employees of our clients by creating online checklists of tasks to be assigned to an employee or group of employees. This process can begin even before a new hire’s first day on the job, helping the new hire be more productive on their first day.

E-Verify®. By pairing electronic signature verification with online storage and analytics, our E-Verify functionality automates employment verification and streamlines administration, reducing our clients’ exposure to audits and penalties that could result from I-9 violations.

Tax Credits. Our tax credits tool helps employers process and calculate the available federal tax credits associated with hiring employees who meet various qualifications, ensuring organizations opting into this service receive their share of government-appropriated funds. This tool also prescreens candidates to determine who is eligible for tax credits.

Talent Management

Employee Self-Service. Available in 15 languages, our Employee Self-Service software improves employee engagement by empowering employees to self-manage their own data and certain transactions, obtain quick answers to frequent payroll and HR questions, access their pay history, view performance goals and reviews, and view total compensation reports that show their compensation and benefits package. Benefits information and paid time-off accruals also allow employees to make informed decisions regarding their benefit selections and time-off requests. Employees can access our self-service software through any device with an internet connection or by downloading the Paycom app on the Google Play® store and the App Store® online store.

Compensation Budgeting. Our compensation budgeting tool provides compensation information, giving clients valuable workforce insights to help manage and formulate salary budgets, as well as establish merit-based compensation increases that automatically upload new rates to payroll once the merit increases are set. Having payroll linked with performance reviews is instrumental for compensation budgeting, which rewards employees fairly while staying within budget.

Performance Management. Our performance management tool allows employees to set performance goals and competencies for positions across an organization, helping align company goals with workforce goals. It also helps streamline the performance review process with online facilitation of the review process and links performance to pay.

Position Management. Our position management tool allows our clients to configure and categorize personnel, increasing consistency and organization company-wide. The tool ties job attributes to a specific position within the organization, not an individual employee, which frees up time to focus on people instead of antiquated processes. This tool can also generate job descriptions based on just a few keywords.

Paycom Learning. Our learning management tool delivers a smart, simple, data-driven experience that formalizes and standardizes our clients’ training processes, thereby allowing them to quickly adapt in an ever-changing business environment. It provides employees with “anytime, anywhere” access to a central knowledge base where they can access content, share expertise and measure their professional development progress, while its built-in video content creator allows subject-matter experts to share knowledge across the company by empowering them to create, upload and distribute engaging microlearning content quickly and easily. With performance evidence within Paycom Learning, our clients can create a lesson tool that enables their employees to demonstrate knowledge and mastery of a specific skill, confirming they have truly grasped the course material. Managers or trainers can then provide direct input about the employee’s performance, creating a true feedback loop that promotes employee development. In addition to providing the ability to create and upload custom content, we created and launched our own proprietary eLearning content. Paycom Learning clients have immediate access to a library of Paycom-created learning courses, which allows employers to educate their managers and employees quickly and consistently on foundational topics such as workplace violence, discrimination and harassment prevention. Paycom content subscriptions are also available with hundreds of courses in English and Spanish. These courses are tailored to organizations across multiple industries.

Certification Management. Our certification management tool enables organizations to track their employees’ professional licenses and certifications, ensuring compliance while supporting talent growth. Administrators can assign certification requirements to employees, track expiration dates, and receive notifications when certifications are nearing expiration. Employees can upload their own certification documents and track their certification status. The tool provides a centralized repository for all certification-related data, making it easy to report on certification compliance across the organization. With certification management, our clients can ensure their employees have the necessary certifications and training to perform their jobs safely and effectively, while reducing the risk of non-compliance with regulatory requirements.

HR Management

Manager on-the-Go. Our Manager on-the-Go tool gives supervisors and managers the ability to perform a variety of tasks, from approving time-off requests and expense reimbursements, to viewing and approving employee schedules, to staying on top of open applications to key hiring moving forward — anytime, anywhere. It enhances usage patterns and the interactions within organizations among leaders and employees, while distributing approval responsibilities more broadly, freeing HR personnel. This tool allows managers and supervisors to, among other things, view their team’s time-off calendar, edit and approve punch-change requests, manage employees’ schedules and respond to employee inquiries through Ask Here. With only one app, Manager on-the-Go provides a seamless toggle between Manager on-the-Go and Employee Self-Service.

Direct Data Exchange. Our comprehensive management analytics tool gives employers insights into efficiencies gained through employee usage of HR technology and provides a real-time return on investment on that usage (based on findings by EY). Using our Direct Data Exchange (DDX) tool, employers not only can see the cost savings associated with changes made by employees, but they can also drill down into specific aspects of our software, including time and attendance, benefits, expenses, time-off requests, tax and payroll modifications, to determine exactly where additional savings can be achieved. This feature enables clients to view organizational employee usage trends, which are organized by their preferred time frame and total logins (filterable by individual), in Employee Self-Service on any device.

Ask Here. Our Ask Here tool gives all client employees a direct line of communication to ask work-related questions of their company representatives and receive timely answers, all through the convenience of our self-service technology. Ask Here’s functionality promotes increased engagement by ensuring all inquiries are addressed, any required actions are taken and no follow-ups are required by the employee. This central repository for employee questions has a convenient dashboard, guided inquiry template, ability to attach documents and photos, and auto-saved responses for commonly asked questions. Ask Here also includes an AI-powered search engine that can instantly answer frequent workplace questions by searching company resource documents and saved HR responses.

Documents and Checklists. Our documents and checklists tool digitally stores and manages employee files, including allowing employees to sign documents electronically and view company documents. Paycom securely stores client records to meet retention requirements and protect documents from unauthorized access and disasters that can threaten businesses. Aside from expending fewer resources on paper, printing and file storage, our documents and checklists application protects sensitive information and documents by customizing user access levels. Additionally, clients can assign checklists to employees to complete specific tasks associated with processes such as onboarding and offboarding.

Government and Compliance. Our government and compliance tool helps clients reduce exposure to violations, audits and penalties with respect to the employment laws impacting their business, such as the Fair Labor Standards Act, Family Medical Leave Act, Equal Employment Opportunity Act, COBRA and other state and federal regulations. A single database keeps our clients’ employee data consistent and enhances reporting capabilities by providing better accuracy and real-time insight.

Benefits Administration. Our benefits administration tool allows clients to customize benefit plan setup, deduction amounts, enrollment dates and waiting periods. Employers are provided census and reconciliation reports to ensure they do not overpay for benefits. Employers can also update deduction amounts for all employees or groups of employees at once, which automatically updates all insurance carriers for any changes. This tool also provides employees with online enrollment and helps educate them on how these deductions would affect their take-home pay by allowing them to view per-pay-period deduction amounts, driving better-informed decisions for greater employee satisfaction. Our benefits to carrier functionality updates insurance carriers regarding benefit deduction amounts, address changes, termination of benefits and qualifying events. Our benefit enrollment service provides our clients with a dedicated coordinator to help make open enrollment even easier by developing tailored strategies and setting up plans and features within our benefits software offering. The coordinator helps reconcile enrollment and deductions to prepare the client for a successful first payroll of the new plan year.

COBRA Administration. Our COBRA administration tool and service helps protect employers from COBRA violations and the associated fines and penalties by automatically initiating compliance measures upon entry of qualifying events into the application. In addition to sending required correspondence and tracking important dates, Paycom’s dedicated COBRA service team handles employee questions on the client’s behalf, cutting out the middleman for the client. Paycom sends monthly statements detailing the client’s COBRA transactions for easy reconciliation.

Personnel Action Forms. Our personnel action forms (“PAF”) tool helps our clients reduce the amount of time and paperwork required to make employee changes, such as pay rate, position and title changes, by allowing managers to complete and approve changes to them online, subject to necessary approvals from the HR department. This feature reduces errors, eliminates re-keying of data and automatically populates payroll with an effective date. Performance Discussion Forms, part of our PAF tool, allows clients to manage employee conversations related to a variety of topics, including workplace behavior, development opportunities and paths toward a promotion.

Paycom Surveys. Our surveys tool allows employers to conduct confidential email surveys of employees on workplace matters, providing employers with candid feedback that otherwise may go undisclosed. From exit interviews and benefits assessments to rate-the-boss questionnaires, this valuable information can be used to drive decisions and realize company goals. Clients can analyze results by the demographics of the workforce and compare how results change over time.

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

Report Center. Our easy-to-use reporting tool allows clients to create custom reports on HR data within our software. Clients can filter through specifications according to their needs, use the advanced report writer to view visual data representations, such as charts and graphs, and build a detailed analysis of workforce and budget. Report Center provides insights on return on investment, overtime, payroll, job applications, salaries, compensation forecasting and more. Because of our single software and single database, all HR data seamlessly flows into Report Center, providing time savings and real-time insights.

Enhanced ACA. Our Affordable Care Act (“ACA”) tool provides clients with access to a dashboard that tracks employee count, employee status, health care plan affordability and ACA periods. Plus, it enables Paycom to file IRS Forms 1094/1095-B and/or -C. Clients using this application also have access to additional real-time compliance reports, alerts and historical data for audit trail purposes.

Clue®. Clue helps businesses securely collect, track and manage the vaccination and testing data of their workforce. Clue allows employees to easily and quickly enter their vaccination or testing information and provides automatic reminders and push notifications to help affected employees stay on top of any necessary testing. Clue’s dashboard provides a single, intuitive view of relevant, up-to-date vaccine information and enables organizations to create customized reports to meet different business-specific needs.

MyCom. MyCom is a communications tool that provides organizations with a central place to share information with employees, increasing engagement and boosting company culture. MyCom allows administrators to create and share company-wide announcements and newsletters, as well as target messages to individual employees or groups. Employees can access MyCom from their desktop or mobile device and receive push notifications. Administrators have access to detailed reporting to track employee engagement and usage.

Time and Labor Management

Time and Attendance. Our time and attendance tool allows our clients to accurately and efficiently manage when, where and how employees report their hours worked. Clients can apply customized rules and use batch editing and timecard management tools to manage complex time and attendance needs. Employees can clock in and out at their desks using web-based time clocks or by scanning their fingers, swiping their badges, or accessing other types of hardware terminals in a single- or multi-clock environment. With our web time clock feature, employees can clock in and out using their mobile device or any device with an internet connection, which automatically sends the data to the payroll application when approved, eliminating the need to manually calculate time sheets and re-key information into payroll systems.

Scheduling. Our scheduling tool helps managers with employee scheduling through automated functionality that provides a seamless workflow with the payroll and time and attendance applications. This tool allows clients to create and edit templates for different Schedule Groups. It also allows employees and managers to access their schedules at any time. Employees can approve, decline, or swap their schedules and view available shifts for pickup. Email notifications are sent automatically to supervisors and employees when schedules are created, requests for shift exchanges are submitted or a shift change is approved or denied.

Time-Off Requests featuring GONE®. Our time-off requests tool automates and standardizes the time-off request process. GONE, an enhancement to time-off requests, automates time-off decision-making. It allows clients to set criteria to fairly and consistently auto-decision on requests, which helps employers remain adequately staffed. GONE facilitates faster decisions for employees and reduces the burden on managers and HR teams to handle disputes. After setup, decisions flow seamlessly and accurately into payroll. Managers can also view a time-off calendar on their desktop or in-app to easily monitor time-off requests. Our Employee Self-Service application allows employees to view the time off they have available, submit requests, view the status of requests and any manager comments, and view company holidays and blackout dates.

Labor Allocation. Our labor allocation tool simplifies the process of setting up and tracking employee hours and wages based on different categories, such as job or location. This tool gives clients the ability to streamline pay rules and ensure accurate reporting from the moment their employees record their time.

Our Clients

We serve a diverse payroll and HCM client base in terms of size and industry. We have approximately 39,200 clients, or approximately 20,300 clients based on parent company grouping. We stored data for over 7.4 million persons employed by our clients during the year ended December 31, 2025.

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

Our competitors offer HCM solutions that may overlap with one, several or all categories of the applications we offer. We compete with companies such as Automatic Data Processing, Inc., Dayforce, Inc., Intuit, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc., and other international, national, regional, and local providers. Our competitors provide HCM solutions by various means. Although certain providers continue to deliver legacy enterprise software, most now offer cloud-based solutions, resulting in increased competition for clients seeking the greater flexibility and access to information provided by cloud-based offerings. Furthermore, the HCM industry has experienced an emergence of white label and embedded payroll offerings.

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

Operations

We physically host our solution for our clients in secure data center facilities located in Oklahoma, Texas, and Arizona. Each of these data centers is managed by Paycom, and Paycom is the only tenant occupying the data centers. All of our critical systems are fully redundant and backed up at regular intervals to these facilities, and backups are monitored for success and failure status daily. Client data is backed up in real-time among the data centers. We maintain redundant load-balanced internet lines serviced by multiple service providers to each data center, to ensure optimized client access to our solution and the clients’ stored data. Our server and database clusters are fully redundant to ensure continuous service in the event of a disk failure.

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

Software Development

We develop our solutions from the “ground up” with our internal development and engineering teams. We also work closely with our clients to enhance our existing application offerings and develop new applications. Our teams conceive new applications and enhancements, review requests, schedule development in order of priority and subsequently develop the applications or enhancements. New applications and enhancements are independently reviewed by the quality assurance team, in accordance with our software development process, before being fully implemented. Enhancements to our applications are typically released on a monthly scheduled release date to coordinate the communication and release to our clients.

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

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, the Financial Services Modernization Act of 1999, the Gramm-Leach-Bliley Act, state biometric privacy laws, including the Illinois Biometric Information Privacy Act (“IBIPA”), state breach notification laws and state consumer privacy laws, including the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”). Numerous other states have now enacted their own consumer data privacy statutes, many of which are modeled on the CCPA, including states like Colorado, Connecticut, Delaware, Oregon, Montana, Nebraska, New Hampshire, New Jersey, Utah, Virginia, Iowa, and Tennessee. Further, because some of our clients have international establishments, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”),

Mexico’s Federal Law on the Protection of Personal Data held by Private Parties, and the European Union’s General Data Protection Regulation (“EU GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.

Furthermore, AI and machine learning software tools have continued to evolve and improve, and these tools have become increasing vital to the development and support of our applications and services. Legislative authorities in the United States and the European Union have responded to this evolution by enacting and/or proposing legislation that imposes restrictions on the development, use, and training of generative AI models and algorithms. On May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act went into effect on August 2, 2024, and the majority of the substantive requirements will go into effect on August 2, 2026. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes and result in increased compliance costs and potential increases in civil claims against us. The regulatory landscape related to generative AI and machine learning is rapidly evolving and is likely to remain uncertain for the foreseeable future. As we continue to develop and improve our services by incorporating technologies such as generative AI and machine learning, we must monitor and comply with these new applicable AI laws and regulations.

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

Globally, we intend to maintain registrations and licenses in regulatory alignment with the countries in which we operate. We are registered with the U.S. Treasury Department Financial Crimes Enforcement Network, and Paycom Canada, Inc. is a registered Money Service Business with the Financial Transactions and Reports Analysis Centre of Canada. In 2024, the Office of the Comptroller of Currency (the “OCC”) authorized us to open the Paycom National Trust Bank, National Association (the “Paycom National Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The Paycom National Trust Bank is the sole trustee of Paycom Client Trust, our grantor trust, which now holds substantially all client payroll and related funds and is responsible for the oversight and management of those client funds. The Paycom National Trust Bank and all its fiduciary activities, including the U.S. money movement it oversees and manages via Paycom Client Trust, are subject to comprehensive ongoing oversight and regulation by the OCC. In addition, our U.S. money movement managed by the Paycom National Trust Bank is subject to the AML and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA Patriot Act of 2000 (the “BSA”). Our money movement activities outside of the United States are subject to similar licensing and AML and reporting laws and requirements in the countries in which we provide such services.

Certifications

We voluntarily obtain third-party security examinations relating to our internal controls over financial reporting in accordance with System and Organization Controls Report, I (“SOC 1”). Our SOC 1 examination is conducted every six months by an independent international auditing firm, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. We also obtain third-party examinations relating to our internal controls over security and privacy in accordance with System and Organization Controls Report, II (“SOC 2”). Our SOC 2 examination is conducted every year and addresses, among other areas, internal controls around security, availability, and processing integrity. We publish SOC 1 reports semiannually and SOC 2 and SOC 3 reports annually.

We maintain a certification based on ISO 9001:2015 criteria, a standard for the implementation of a Quality Management System published by ISO, covering our activities required to create and deliver our solution. This independent assessment of our conformity to the ISO 9001:2015 standard includes assessing the design and implementation of quality objectives to meet delivery standards on an ongoing basis. The certification is valid until April 2026, with continuing assessments taking place annually.

We maintain a certification based on ISO 22301:2019 criteria, a standard for implementing and managing an effective Business Continuity Management System (BCMS) published by ISO. This international standard for continuity management specifies requirements to plan, implement, operate and continually improve a documented management system to protect against, prepare for, respond to and recover from disruptive incidents when they arise. The certification is valid until January 2029, with continuing assessments taking place annually.

We maintain a certification based on ISO/IEC 27001:2022 criteria, a security standard for Information Security Management Systems published by ISO covering our production, quality assurance and implementation environments. This independent assessment of our conformity to the ISO 27001 standard includes assessing security risks, designing and implementing comprehensive security controls and adopting an information security management process to meet security needs on an ongoing basis. The certification is valid until February 2029, with continuing assessments taking place annually.

We maintain a certification based on ISO/IEC 27701:2019 criteria, a standard for establishing, implementing, maintaining and continually improving a Privacy Information Management System (“PIMS”) published by ISO. This international standard for PIMS specifies PIMS-related requirements and provides guidance for Personally Identifiable Information (“PII”) controllers and PII processors holding responsibility and accountability for PII processing. The certification is valid until February 2029, with continuing assessments taking place annually.

In November 2025, we obtained a certification based on ISO/IEC 42001:2023 criteria, a standard for establishing, implementing, maintaining and continually improving an Artificial Intelligence Management System (“AIMS”) published by ISO. This international standard for AIMS specifies AIMS-related requirements and provides guidance for ensuring responsible development and use of AI systems. The certification is valid until November 2028, with continuing assessments taking place annually.

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

Human Capital

As of December 31, 2025, we employed 5,770 people, substantially all of whom are full-time employees. Our human capital objectives include attracting, developing and retaining the best talent in the industry. We have been recognized nationally for providing our employees with an excellent work environment. We strive to foster an inclusive workplace that is free from harassment or discrimination, including harassment or discrimination involving race, color, sex, religion, gender, age, national origin, disability, gender identity or expression, sexual orientation, veteran or marital status.

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

	As of December 31, 2025
	All Employees	First/Mid-Level Officials & Managers	Executive/Senior Level Officials & Managers
Gender:
Female	43.3%	52.2%	51.7%
Male	56.7%	47.8%	48.3%

Race and Ethnicity:
American Indian or Alaskan Native	1.9%	2.4%	—
Asian	16.4%	6.4%	1.7%
Black or African American	7.1%	5.0%	—
Hispanic or Latino	10.7%	7.3%	1.7%
Native Hawaiian or Pacific Islander	0.4%	—	—
Two or more races	4.4%	3.1%	—
White	58.6%	75.9%	96.7%
Not Specified	0.5%	—	—

Training and Development

Through the use of our Paycom learning tool, we empower our employees by providing tailored learning paths in areas such as leadership, inclusion, technical skills and compliance.

We provide our sales force with intensive training courses. Our unique training program includes instruction in accounting, business metrics, application features and tax matters relevant to our target market, and we believe it fosters loyalty and helps maintain our corporate culture. Our training continues for our sales force through weekly strategy sessions and leadership development training. All sales representatives and leaders attend in-person training several times throughout the year to stay up to date on our products and the competitive landscape, as well as to receive compliance and business updates.

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer allocates resources and assesses performance based upon financial information at the consolidated level. See Note 14 “Segment Reporting” in the notes to the consolidated financial statements for additional information.

Available Information

Our internet address is www.paycom.com, and our investor relations website is located at investors.paycom.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

Our solution involves the collection, storage and transmission of confidential and proprietary information belonging to our clients, their current, former and potential employees and, in certain cases, dependents and beneficiaries of clients’ current and former employees. This information includes personal identifying information, as well as financial and payroll data. HCM software is often targeted, and we have been targeted, in cyber-attacks, including computer viruses, phishing attacks, malicious software programs (including distributed denial of services (DDoS) attacks) and other information security breaches, which could result in unauthorized access to or release, gathering, monitoring, misuse, loss or destruction of our or our clients’ sensitive data or otherwise disrupt our or our clients’ business operations. The techniques used to obtain unauthorized access to information, disable or degrade service, or sabotage systems change frequently, and are increasingly more complex and sophisticated, including due to the use of AI. If threat actors are able to circumvent our security measures and we are unable to detect or contain such intrusion into our system, our or our clients’ sensitive data (including client employees’ personal data) may be compromised. Further, in order to provide our services, certain of our employees have access to sensitive information about our clients’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

In certain limited circumstances, we utilize relationships with third parties to aid in data management and transaction processing. Certain third parties with which we do business have been subject to cyber-attacks, one of which resulted in unauthorized access to data of certain Company clients and their employees as well as Company data and employee records. These third parties may be sources of cybersecurity or other technological risks in the future, including operational errors, design or manufacturing defects, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. Even without a direct breach of our systems, cyber-attacks on such third-party vendors or on our clients could adversely impact our business and reputation.

Although we have security measures in place to protect client information and prevent data loss and other security breaches, these measures have been in the past and in the future may be breached as a result of third-party action, employee error, third-party or employee malfeasance or other events. In addition, new computing technologies, including quantum computing, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we or our authorized third parties use or have used to encrypt and protect data. Globally, cybersecurity attacks are increasing in number and the threat actors are increasingly organized and well financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts may create a heightened risk of cybersecurity attacks. Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative, responsive or protective measures. As these threats continue to evolve and increase, including due to the use of AI by us and third parties, we continue to invest significant resources, and may be required to invest significant additional resources, to modify and enhance our cybersecurity controls and to investigate and remediate any security vulnerabilities. Our ability to address data or cybersecurity incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. While we currently maintain a cyber liability insurance policy, cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may cover only a portion of losses incurred in investigating or remediating an incident, if at all, and may not cover all claims made against us. Undergoing a government investigation or defending a lawsuit, regardless of merit, could be costly and divert management’s attention from our business and operations.

Any actual or perceived breach of our security could damage our reputation, cause existing clients to discontinue the use of our solution, prevent us from attracting new clients, or subject us to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition.

Any damage, failure or disruption of our network infrastructure or data centers could impair our ability to effectively provide our solution, harm our reputation and adversely affect our business.

Our network infrastructure is a critical part of our business operations. Our clients access our solution through standard web browsers, smart phones, tablets and other web-enabled devices and depend on us for fast and reliable access to our solution. We serve all of our clients from our fully redundant data centers located in Oklahoma, Texas and Arizona. Our network infrastructure and data centers are vulnerable to damage, failure and disruption.

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
•
insufficient supply or loss of power; and
•
other unforeseen interruptions or damages.

If our network infrastructure or our clients’ ability to access our solution is interrupted, client and employee data from recent transactions may be permanently lost, and we could be exposed to significant claims by clients, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees or tax authorities. Further, any adverse changes in service levels at our data centers resulting from damage to or failure of our data centers could result in disruptions in our services. Any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new clients, prevent us from gaining new or additional business from our current clients, or cause our current clients to terminate their use of our solution, any of which would adversely impact our revenues. In addition, if our network infrastructure and data centers fail to support increased capacity due to growth in our business, our clients may experience interruptions in the availability of our solution. Such interruptions may reduce our revenues, cause us to issue refunds to clients or adversely affect our retention of existing clients, any of which could have a negative impact on our business, operating results or financial condition.

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

Our success is also subject to the risk of future disruptive technologies, such as AI and machine learning. The failure to develop enhancements to our applications for, or that incorporate, technologies such as natural language processing, AI, and machine learning may impact our ability to increase the efficiency of and reduce costs associated with our clients’ operations. If new technologies emerge that are able to deliver HCM solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete. We have made significant investments in developing, testing, deploying and supporting AI-powered tools in our solution. Continuing to develop, test, deploy and support resource-intensive AI-powered tools will require additional investment and may increase our costs. To the extent that we do not effectively address server capacity constraints or otherwise upgrade our systems and data centers to accommodate actual and anticipated changes in technology and our client base, we may experience service interruptions and performance issues, which could result in negative publicity, harm to our reputation and decreased demand for our solution, require us to pay significant penalties or fines or subject us to litigation, claims or other disputes, any of which could have an adverse effect on our business, results of operations and financial condition.

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

Our competitors offer HCM solutions that may overlap with one, several or all categories of the applications we offer. We compete with companies such as Automatic Data Processing, Inc., Dayforce, Inc., Intuit, Inc., Oracle Corporation, Paychex, Inc., Paylocity Holding Corporation, SAP SE, ServiceNow, Inc., Ultimate Kronos Group, Workday, Inc., and other international, national, regional, and local providers. Our competitors provide HCM solutions by various means. Although certain providers continue to deliver legacy enterprise software, most now offer cloud-based solutions, resulting in increased competition for clients seeking the greater flexibility and access to information provided by cloud-based offerings. Furthermore, the HCM industry has experienced an emergence of white label and embedded payroll offerings. The proliferation of white label offerings and products and technologies utilizing embedded payroll systems may adversely affect our competitive position.

In addition, some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to maintain our pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could hinder our ability to attract and retain clients and could result in reduced sales, reduced margins, losses or the failure of our solution to maintain widespread market acceptance, any of which could adversely affect our business, operating results or financial condition.

Our business depends on our clients’ continued use of our applications, their purchases of additional applications from us and our ability to add new clients. Any decline in our clients’ continued use of our applications or purchases of additional applications could adversely affect our business, operating results or financial condition.

In order for us to maintain or improve our operating results, it is important that our current clients continue to use our applications and purchase additional applications from us, and that we add new clients. Our annual revenue retention rate fluctuates as a result of a number of factors, including but not limited to the level of client satisfaction with our applications, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. Many of our clients have the right to cancel their agreements with us for any or no reason by providing 30 days’ prior written notice. Moreover, from time to time, clients choose not to continue to use our applications at the same or higher level of service, if at all. Because we charge our clients on a per employee basis for certain services we provide, the performance of certain of our offerings is sensitive to changes in the labor market. Any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. As technology continues to evolve, more tasks historically performed by people have been and may continue to be replaced by automation, robotics, AI and other technological advances outside of our control, which may reduce our clients’ need for existing or future employees who are or would be potential users of our solution. If our clients reduce headcount, do not continue to use our applications, renew on less favorable terms or fail to purchase additional applications, or if we fail to add new clients, our annual revenue retention rate may decline and our business, operating results or financial condition could be adversely affected.

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

We believe the success of our business and execution of our strategy depend, in part, on the leadership of Chad Richison, our founder, Chief Executive Officer and Chairman of the Board of Directors, and that of our other key executive officers and employees. The loss of their leadership, expertise and experience could adversely impact our operations. Effective succession planning is also important to our long-term success. Changes in our management team may be disruptive to our business, and any failure to ensure effective transfer of knowledge or successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The loss of the services of any of our executive officers or other key employees, or our inability to attract highly qualified senior management and other key personnel, could harm our business. In addition, legal and regulatory developments may affect our ability to enforce post-termination obligations of certain employees with respect to non-competition, non-solicitation and protection of confidential information. Our business could be adversely affected if a key executive leaves Paycom and interferes with our client, employee and/or other business relationships. We do not maintain key man life insurance on any of our executive officers.

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

The competition for qualified personnel has been amplified by new immigration laws and policies that limit software companies’ ability to recruit internationally. Although such changes in immigration laws and policies have not had a significant direct impact on our workforce to date, the ensuing increase in demand for software developers and IT personnel could impair our ability to attract or retain skilled employees and/or significantly increase our costs to do so. Furthermore, identifying and recruiting qualified personnel and training them in the use of our applications requires significant time, expense and attention, and it can take a substantial amount of time before our employees are fully trained and productive. The unplanned loss of the services of a significant number of skilled employees could be disruptive to our development efforts, which may adversely affect our business by causing us to lose clients, increase operating expenses or divert management’s attention to recruit replacements for the departed employees.

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

Our applications incorporate certain third-party software obtained under licenses from other companies. For example, we rely on third-party software to support our background checks application. We anticipate that we will continue to rely on third-party software and development tools from third parties in the future. If the third-party software we currently license becomes unavailable, we may be unable to identify commercially reasonable alternatives without significant cost or difficulty, or available alternatives may not meet our internal cybersecurity requirements. In addition, incorporating the software used in our applications with new third-party software may require significant work and substantial investment of our time and resources. Also, to the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, or result in a failure of our applications and harm our reputation.

We have licensed and deployed a third-party large language model (“LLM”) on our own internal network and AI-powered tools. This LLM processes a large amount of employee and customer data, including potentially sensitive information. Unauthorized access to or a breach of this LLM software could lead to significant legal and financial repercussions for us. Also, failure to comply with continually evolving privacy, cybersecurity, and AI regulations during our use of this LLM could lead to substantial fines and damage to our reputation. Rapid advancements in technology could quickly render our existing LLM-powered tools obsolete, requiring the licensing and training of a replacement LLM at significant cost to us. The third-party LLM we license was trained on large datasets that may contain biases, and these biases can be reflected in the output of our LLM, leading to potential harm to our employees and/or customers. The third-party LLM may also produce incorrect or inaccurate outcomes, also known as “hallucinations”. The ongoing accuracy of the output of our LLM is critical for its effectiveness, and inaccurate or unreliable outputs could lead to customer dissatisfaction and potential legal liabilities.

The use of open-source software in our applications may expose us to additional risks and harm our intellectual property rights.

Some of our applications use software and models covered by open-source licenses. Usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, maintenance and support, other contractual protections or controls on the origin of the software. Furthermore, the license terms for certain open-source software or AI models may change, requiring us to pay for a commercial license or re-engineer all or a portion of certain applications or tools, resulting in significant additional costs for us. Open-source software may also present a heightened risk of security vulnerabilities, including due to the intentional acts of malicious actors who inject such vulnerabilities into the code, or to older versions of the software not remaining current with applicable updates and patches to address vulnerabilities or other bugs. From time to time, there have been claims challenging the ownership or use of certain types of open-source software against companies that incorporate such software into their products or applications. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software. Similarly, open-source AI models may be trained on data of unknown or uncertain provenance, which could include copyrighted or otherwise proprietary, confidential, or private information. If our applications incorporate such models, we could face claims for copyright infringement and other violations. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional development resources to change our applications. In addition, if we were to combine our applications with open-source software in a certain manner, we could, under certain types of open-source licenses, be required to release the source code of our applications. If we inappropriately use open-source software, we may be required to redesign our applications or software, discontinue the sale of our applications or software or take other remedial actions, which could adversely impact our business, operating results or financial condition.

Our increasing focus on, and investments in, automation expose us to a number of risks.

A key part of our strategy is our focus on automation. We currently utilize automation and machine learning in certain of our products and services to deliver a better experience for our clients and their employees or customers, and we expect to automate more functions within our solution in the future. We also leverage AI internally to make certain business processes more efficient. While we believe the use of these emerging technologies can present significant benefits, it also creates risks and challenges.

The development and implementation of such advanced technologies is complex. We have invested, and intend to continue to invest, significant time and resources in our automation initiatives, some or all of which may not result in new products or enhancements to our solution or services or, even if deployed, may not materially improve client or client employee experience. Furthermore, existing and prospective clients may be hesitant to adopt products that rely on automation, particularly those that utilize AI. Data sourcing, technology, integration and process issues, programmed bias in decision-making algorithms, concerns over intellectual property, concerns over incorrect or inaccurate outputs, security concerns, and the protection of privacy could impair the adoption and acceptance of our automated solutions. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. If our investments in automation initiatives do not result in marketable products or services, or the resulting solutions do not gain market acceptance or we otherwise do not fully realize the intended benefits of these significant investments, our operating results and financial condition may suffer.

In addition, we may incur additional compliance costs to the extent our automation initiatives utilize tools and technologies that are the subject of increasing regulatory and legal scrutiny, such as our AI-powered tools. These laws and regulations are developing and vary from one jurisdiction to another. Future legislative and regulatory action, court decisions or other governmental action may adversely impact our ability to pursue our automation strategy and, in turn, may adversely impact our operations and financial results.

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

Our applications and services are subject to various complex laws and regulations on the federal, state, local, and foreign levels, including those governing data security, privacy, and AI which have become significant compliance issues globally. The regulatory framework for privacy of personal data is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include numerous state-level consumer privacy laws, such as California’s CCPA, Texas’ Data Privacy and Security Act, Illinois’ IBIPA, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, the Financial Services Modernization Act of 1999 (the “GLBA”), the Fair Credit Reporting Act (“FCRA”), federal and state labor and employment laws, state data breach notification laws, and state cybersecurity laws such as the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act. As we continue to expand our operations outside the United States, our applications and services are or will be subject to additional laws governing data security and privacy in relevant jurisdictions, such as Canada’s PIPEDA and Mexico’s Federal Law on the Protection of Personal Data held by Private Parties, as well as the EU GDPR and United Kingdom’s

General Data Protection Regulation, which are applicable in the European Economic Area and the United Kingdom, respectively.

Many of these newer state-level consumer privacy laws give consumers located in those states certain rights, including the right to be informed of, opt-out of, and request deletion of the personal information that we hold, similar to those rights provided by the EU GDPR. Notably, the GLBA is enforced under the authority of the Federal Trade Commission and requires our payment card services to adhere to a privacy notice and take certain measures to protect related personal information from unauthorized use and threats to data security. The FCRA places certain requirements and duties on our business as a furnisher of information to certain consumer reporting agencies with which we share limited amounts of data. Because some of our clients are located in Mexico and other clients have establishments internationally, Canada’s PIPEDA, Mexico’s Federal Law on the Protection of Personal Data, and other foreign data privacy laws, such as the EU GDPR, may impact our processing of certain client and employee information. Failure to comply with data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, injunctions against data processing or data exporting, or civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition. Moreover, allegations of non-compliance with privacy laws, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. The landscape of privacy laws applicable to our various products and services is evolving quickly. The CPRA, which expands upon the CCPA, went into effect in 2023. Numerous other states have now enacted their own consumer data privacy statutes, many of which are modeled on the CCPA, including states like Colorado, Connecticut, Delaware, Oregon, Montana, Nebraska, New Hampshire, New Jersey, Utah, Virginia, Iowa, and Tennessee. In addition, there are a number of other legislative proposals in jurisdictions across the world for comprehensive privacy laws affecting consumer and employee personal information, which could impose additional and potentially conflicting obligations in areas affecting our business. Newly-passed legislative and regulatory initiatives may adversely affect the ability of our clients to process, handle, store, use and transmit demographic and personal information from their employees, which could reduce demand for our services.

On May 21, 2024, the European Union legislators approved the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act went into effect on August 2, 2024, and the majority of the substantive requirements will go into effect on August 2, 2026. The EU AI Act, and developing interpretation and application of the EU GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Our operations are subject to a variety of federal, state, local and international employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states and countries, compliance with evolving laws and regulations could substantially increase our cost of doing business. In recent years, we have been subject to threatened and filed lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. We may incur damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations. We are currently subject to employee-related legal proceedings in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

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

We maintain a Revolving Credit Facility, which can be accessed as needed to supplement our operating cash flow and cash balances. Although we do not currently have any outstanding indebtedness, pursuant to the Credit Agreement (as defined herein) that governs the Revolving Credit Facility, we may not, subject to certain exceptions:

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

In addition, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.0 to 1.0. The operating and financial covenants in the Credit Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. If we borrow in the future, we may be required to use a substantial portion of our cash flows to pay principal and interest on our debt, which would reduce the amount of money available for operations, working capital, expansion, or other general corporate purposes.

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

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the United States or in global markets deteriorate, clients may cease their operations, eliminate or reduce unscheduled payroll runs (such as bonuses), reduce headcount, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. In addition, global and regional macroeconomic developments, such as changes in global trade policies and tariffs, increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, increased interest rates, inflation, volatility in capital markets, and decreased liquidity, among other possible factors, could negatively affect our ability to conduct business. Furthermore, the impact of such macroeconomic developments may be exacerbated by geopolitical events and ongoing military conflicts throughout the world. An economic decline could result in reductions in sales of our applications, decreased revenue from unscheduled payroll runs and fees charged on a per-employee basis, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could adversely affect our business, operating results or financial condition. In addition, HCM spending levels may not increase following any recovery.

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

•
ISO 9001:2015 (standard for the implementation of quality management processes);
•
ISO 22301:2019 (standard for implementing and managing an effective business continuity management system);
•
ISO/IEC 27001:2022 (security standard for information security management systems, covering our production, quality assurance and implementation environments);
•
ISO/IEC 27701:2019 (standard for establishing, implementing, maintaining and continually improving a privacy information management system); and
•
ISO/IEC 42001:2023 (standard for establishing, implementing, maintaining and continually improving an AIMS).

We voluntarily obtain third-party security examinations relating to our internal controls over financial reporting in accordance with SOC 1. Our SOC 1 examination is conducted every six months by an independent international auditing firm, and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. We also obtain third-party examinations relating to our internal controls over security and privacy in accordance with SOC 2. Our SOC 2 examination is conducted every year and addresses, among other areas, internal controls around security, availability, and processing integrity. We publish SOC 1 reports semiannually and SOC 2 and SOC 3 reports annually.

Impact of Risks from Cybersecurity Threats

We have experienced cybersecurity incidents in the ordinary course of business and will continue to experience risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations, or financial condition. Although prior cybersecurity incidents have not had a material adverse effect on us, our business strategy, results of operations, or financial condition to date, any actual or perceived breach of our security could damage our reputation, cause existing clients to discontinue the use of our solution, prevent us from attracting new clients, or subject us to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could materially adversely affect us, our business strategy, results of operations, or financial condition.

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

Role of the Board of Directors

The Board of Directors has delegated to the audit committee primary responsibility for overseeing enterprise risk management, including oversight of risks from cybersecurity threats. The audit committee receives quarterly reports and updates from our Senior Director of IT and Information Security with respect to cybersecurity risk management. Such reports cover the Company’s information security program, including its current status, capabilities, objectives and plans, as well as the evolving cybersecurity threat landscape.

Role of Management

The Senior Director of IT and Information Security oversees the activities of our IT and information security teams and is responsible for ensuring that both new implementations and ongoing operations comply with the policies, procedures, and guidelines of our information security program. Our Senior Director of IT and Information Security has been with Paycom for over a decade and has worked in technology development, improvement, infrastructure, and security for over 12 years. The Senior Director of IT and Information Security is supported by our Director of Information Security, who has worked in technology development, improvement, infrastructure, and security for over a decade. The Director of Information Security is responsible for the growth and implementation of the information security and data privacy programs and oversees the operations of the information security team. The Director of Information Security also provides oversight for information security and privacy policies and controls, oversees compliance activities, and provides metrics and guidance to executive management regarding the program. The aforementioned leaders and teams have a breadth of experience and manage programs related to governance, risk, and compliance; data privacy and security; vulnerability management; security operations; and application security.

The Senior Director of IT and Information Security is regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our information systems are routinely reviewed for compliance with information security policies and standards. Outcomes of reviews and audits are reported to the Director of Information Security and the Senior Director of IT and Information Security. Relevant information about security nonconformities, incidents, and events are reported to the working group described below and to the Board of Directors. As discussed above, the Senior Director of IT and Information Security reports to the audit committee and the Board of Directors on cybersecurity matters at least quarterly.

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

Item 2. Properties

Our corporate headquarters is an approximately 815,000-square-foot campus located on over 150 acres of Company-owned property in Oklahoma City, Oklahoma. We also have an operations facility on approximately 14 acres of Company-owned property in Grapevine, Texas. We operate fully redundant data centers in Oklahoma, Texas and Arizona.

As of December 31, 2025, we lease facilities in 29 states and in certain international locations. We believe that these facilities are suitable for our current operations and, upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “PAYC.” As of February 10, 2026, there were approximately 2,862 holders of record of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

In May 2023, our Board of Directors adopted a dividend policy under which we intend to continue to pay quarterly cash dividends on our common stock.

The following table summarizes quarterly dividends paid during 2025.

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
November 3, 2025	November 24, 2025	December 8, 2025	$0.375	$20.6
August 4, 2025	August 25, 2025	September 8, 2025	$0.375	$21.1
May 5, 2025	May 27, 2025	June 9, 2025	$0.375	$21.1
February 10, 2025	March 10, 2025	March 24, 2025	$0.375	$21.0
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

On February 10, 2026, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on March 23, 2026 to stockholders of record at the close of business on March 9, 2026.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P 500 Software & Services Index during the five-year period commencing on December 31, 2020 and ending on December 31, 2025. The graph assumes that $100 was invested in our common stock and in each of the comparative indices at the beginning of the period, and assumes the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Paycom Software, Inc.
S&P 500
S&P 500 Software & Services

Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended December 31, 2025 is set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2025(2)	503,962	$199.86	503,962	$1,116,986,000
November - 30, 2025(3)	50,264	$160.98	50,264	$1,108,894,000
December 1 - 31, 2025	—	$—	—	$1,108,894,000
Total	554,226		554,226

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
(2)
Includes 3,527 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards.
(3)
Includes 8,583 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards.

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

Substantially all of our revenues are generated from (i) fixed amounts charged per billing period plus a fee per employee or transaction processed and (ii) fixed amounts charged per billing period. Our billing period varies by client and is typically based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. Over time, an increasing number of clients will be billed on a monthly basis for certain HCM applications and services, regardless of the client’s payroll cycle. We serve a diverse client base in terms of size and industry. Our revenues are primarily generated through our sales force that solicits new clients and our client relations representatives (“CRRs”) who sell additional applications to existing clients.

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

Growing our business has resulted in, and will continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs (including those related our full solution automation and AI initiatives) and general and administrative expenses, which have increased and will continue to increase our expenses. Historically, our revenue growth and geographic expansion have driven increases in (i) facility costs related to data centers, the expansion of our corporate headquarters, operations facilities and additional sales office leases and (ii) salaries and benefits and stock-based compensation expense. Automating our core business systems is creating new efficiencies that have led to reductions in headcount and, as a result, contributed to a decrease in certain employee-related expenses during the year ended December 31, 2025. Due to lower headcount, we expect that certain employee-related expenses will be lower in 2026 as compared to 2025.

Key Metrics

In addition to the U.S. GAAP and non-GAAP metrics discussed elsewhere in this Form 10-K, we also monitor the following metrics to evaluate our business, measure our performance and identify trends affecting our business:

	Year Ended December 31,
	2025	2024	2023
Key performance indicators:
Clients	39,199	37,543	36,820
Clients (based on parent company grouping)	20,321	19,422	19,481
Sales teams	58	58	55
Annual revenue retention rate(1)	91%	90%	90%
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
•
Sales Teams. We monitor our sales professionals by the number of sales teams at period end. For the purposes of this metric, CRRs and emerging markets representatives are considered one sales team. Each outside sales team typically consists of a sales manager and approximately seven other sales professionals. Certain larger metropolitan areas can support more than one outside sales team. We believe the number of sales teams is an indicator of potential revenues for future periods.
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

Recurring revenues include revenues relating to the annual processing of payroll tax filing forms and Affordable Care Act (“ACA”) form filing requirements and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. These payroll forms are typically processed in the first quarter of the year, and many of our clients are subject to ACA form filing requirements in the first quarter, which positively impacts first quarter revenues and margins. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, our recurring revenues during the fourth quarter are positively impacted by unscheduled payroll runs for our clients that occur before the end of the year. Nonetheless, we expect the magnitude of these seasonal fluctuations in our revenues to decrease to the extent clients utilize more of our non-payroll applications.

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

Interest on Funds Held For Clients

We earn interest income on funds held for clients. Funds held for clients are amounts collected from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities until they are paid to the applicable tax or regulatory agencies or to client employees. As we introduce new applications, expand our client base and renew and expand relationships with existing clients, we expect our average funds held for clients balance and, accordingly, interest earned on funds held for clients, will increase; however, the amount of interest we earn is positively or negatively impacted by changes in interest rates.

Cost of Revenues

Cost of revenues consists of expenses related to hosting and supporting our applications, hardware costs, systems support and technology and depreciation and amortization. These costs include employee-related expenses (including non-cash stock-based compensation expenses) and other expenses related to client support, bank charges for processing automated clearing house transactions, certain implementation expenses, delivery charges and paper costs. They also include our cost for time clocks sold and ongoing technology and support costs related to our systems. The amount of depreciation and amortization of property and equipment allocated to cost of revenues is determined based upon an estimate of assets used to support our operations.

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

Interest Expense

Interest expense includes interest on our long-term debt. Prior to the repayment of our long-term debt in November 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. See Note 6 “Long-Term Debt” for discussion of the repayment of our debt.

Other Income, net

Other income, net includes interest earned on our own funds, any gain or loss on the sale or disposal of fixed assets, any costs associated with the early repayment of debt, any loss on the extinguishment of debt, and any gain on the modification of the naming rights agreement.

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

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as year-over-year changes with respect to each line item. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025, for a discussion of results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year Ended December 31,
	2025		2024		% Change
Revenues
Recurring and other	$1,938.7	94.5%	$1,758.3	93.4%	10.3%
Interest on funds held for clients	113.0	5.5%	124.9	6.6%	-9.6%
Total revenues	2,051.7	100.0%	1,883.2	100.0%	9.0%
Cost of revenues
Operating expenses	263.0	12.8%	267.4	14.2%	-1.6%
Depreciation and amortization	82.4	4.0%	67.2	3.6%	22.5%
Total cost of revenues	345.4	16.8%	334.6	17.8%	3.2%
Administrative expenses
Sales and marketing	482.8	23.5%	434.4	23.1%	11.2%
Research and development	283.4	13.8%	242.6	12.9%	16.8%
General and administrative	279.0	13.6%	158.6	8.4%	75.9%
Depreciation and amortization	93.9	4.6%	78.7	4.2%	19.3%
Total administrative expenses	1,139.1	55.5%	914.3	48.6%	24.6%
Total operating expenses	1,484.5	72.4%	1,248.9	66.3%	18.9%
Operating income	567.2	27.6%	634.3	33.7%	-10.6%
Interest expense	(3.4)	-0.2%	(3.4)	-0.2%	1.9%
Other income, net	55.6	2.7%	18.1	1.0%	207.2%
Income before income taxes	619.4	30.2%	649.0	34.5%	-4.6%
Provision for income taxes	166.0	8.1%	147.0	7.8%	13.0%
Net income	$453.4	22.1%	$502.0	26.7%	-9.7%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the year ended December 31, 2025 from the year ended December 31, 2024 was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, additions and increased usage of existing products and services, and the realization of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers.

Interest on Funds Held For Clients

The impact of lower interest rates during the year ended December 31, 2025 as compared to the prior year was partially offset by an increase in average funds held for client balances, but nonetheless resulted in decreased interest earned on funds held for clients for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The average daily balance of funds held for clients was $2.7 billion and $2.4 billion the years ended December 31, 2025 and 2024, respectively.

Expenses

Cost of Revenues

During the year ended December 31, 2025, operating expenses decreased from the prior year by $4.3 million, primarily due to an $8.2 million decrease in employee-related expenses, which was partially offset by a $2.5 million increase in shipping and supplies fees and a $1.1 million increase in banking related fees. Depreciation and amortization expense increased $15.2 million primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024, which increases were partially offset by the impact of an increase in the estimated useful lives of servers and network equipment.

Administrative Expenses

Sales and marketing

During the year ended December 31, 2025, sales and marketing expenses increased from the prior year by $48.4 million due to a $40.4 million increase in marketing and advertising expense and an $8.0 million increase in employee-related expenses. Based on positive results from our advertising campaigns, we plan to continue to invest in our marketing program and may adjust spending levels in future periods as we see opportunities for favorable returns on our investments.

Research and development

During the year ended December 31, 2025, research and development expenses increased $40.8 million from the prior year primarily due to an increase in employee-related expenses.

As a result of reduced headcount, we expect research and development employee-related expenses to be lower in 2026 as compared to 2025. As is customary for our business, we expect fluctuations in research and development expense as a percentage of revenue on a quarter-to-quarter basis due to seasonal revenue trends, the introduction of new products, the amount and timing of research and development costs that may be capitalized and the timing of onboarding new hires and restricted stock vesting events.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	% Change
Capitalized portion of research and development	$152.9	$125.7	22%
Expensed portion of research and development	283.4	242.6	17%
Total research and development costs	$436.3	$368.3	18%

General and administrative

During the year ended December 31, 2025, general and administrative expenses increased $120.4 million from the prior year primarily due to a $117.5 million reversal of previously recognized stock-based compensation expense related to the forfeiture of a restricted stock award upon Chad Richison’s transition to Co-Chief Executive Officer in February 2024 and a $2.0 million increase in other employee-related expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Year Ended December 31,
	2025	2024	% Change
Operating expenses	$15.7	$13.5	16%
Sales and marketing	28.8	19.0	52%
Research and development	34.7	26.3	32%
General and administrative	39.5	(81.7)	-148%
Total non-cash stock-based compensation expense	$118.7	$(22.9)	-619%

Depreciation and Amortization

During the year ended December 31, 2025, depreciation and amortization expense increased from the prior year primarily due to the development of additional technology, purchases of other related fixed assets, and the impact of our corporate headquarters expansion that was placed into service in April 2024, which increases were partially offset by the impact of an increase in the estimated useful lives of servers and network equipment.

Interest Expense

During the year ended December 31, 2025, interest expense was flat compared to the prior year.

Other Income, net

The increase in other income, net for the year ended December 31, 2025, as compared to the prior year, was primarily attributable to a $35.6 million gain that resulted from the July 2025 amendment to the naming rights agreement. See Note 4

“Goodwill and Intangible Assets, Net”. Additionally, increases in interest earned on our corporate funds due to higher operating cash balances contributed to the increase. For the years ended December 31, 2025 and 2024, we earned interest on our corporate funds of $17.9 million and $17.3 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 27% and 23% for the years ended December 31, 2025 and 2024.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”), which can be accessed as needed to supplement our operating cash flow and cash balances. As of December 31, 2025, we did not have any outstanding borrowings under the Revolving Credit Facility.

We fund our operations primarily from cash flows generated from operations. We are funding our ongoing capital expenditures from available cash. Further, to date, all cash dividends and purchases under our stock repurchase plan have been funded from available cash, although we may determine that it is appropriate to fund future stock repurchases or other capital requirements from a combination of available cash and borrowings under the Revolving Credit Facility. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements.

Credit Agreement. We are party to a credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), and JPMorgan Chase Bank, N.A., as the administrative agent. The Credit Agreement provides for the Revolving Credit Facility in the aggregate principal amount of up to $1.0 billion. In addition, we may request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and approvals and satisfying certain other conditions. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled Maturity Date”). Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.0 to 1.0.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In August 2022, our Board of Directors authorized a stock repurchase plan allowing for the repurchase up to $1.1 billion of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The stock repurchase plan was set to expire on August 15, 2024. In July 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases through August 15, 2026. As of December 31, 2025, there was $1.11 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the year ended December 31, 2025, we repurchased an aggregate of 1,730,720 shares of our common stock at an average cost of $213.81 per share, including 184,752 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those individuals resulted in an aggregate cash expenditure of $44.5 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

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

We completed an expansion of our corporate headquarters, which was placed into service in the second quarter of 2024. Our capital expenditures will fluctuate based on our strategic initiatives. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, acquisitions, technology and services. Actual future capital requirements will depend on many factors, including our future revenues, cash from operating activities and the level of expenditures in all areas of our business.

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

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law, bringing significant amendments to the U.S. tax code. The OBBBA allows an immediate deduction for domestic research and development expenditures and reinstates 100% bonus depreciation. Our cash tax remittances decreased in the second half of 2025, and we anticipate that continued reductions will positively impact cash flows in future periods.

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

The following table summarizes the consolidated statements of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	% Change
Net cash provided by (used in):
Operating activities	$678.9	$533.9	27%
Investing activities	(611.2)	(22.2)	2653%
Financing activities	1,022.0	1,108.3	-8%
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,089.7	$1,620.0	-33%

Operating Activities

Cash provided by operating activities for the year ended December 31, 2025 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the year ended December 31, 2024, our operating cash flows for the year ended December 31, 2025 were positively impacted by changes in working capital.

Investing Activities

Cash used in investing activities for the year ended December 31, 2025 increased from the prior year primarily due to an $811.0 million increase in purchases of investments from funds held for clients and a $78.0 million increase in purchases of property and equipment, which were partially offset by a $300.0 million increase in proceeds from investments from funds held for clients.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 decreased from the prior year primarily due to a $202.7 million increase in repurchases of common stock and a $22.8 million increase in withholding taxes paid related to net share settlements. The decrease in cash provided by financing activities was partially offset by the impact of a $133.7 million change related to the client funds obligation, which is due to the timing of receipts from our clients and payments made to our clients’ employees and applicable taxing authorities on their behalf, and a $5.5 million increase in proceeds from the employee stock purchase plan.

Contractual Obligations

Our principal commitments primarily consist of leases for office space and the naming rights agreement. For additional information regarding our naming rights agreement, leases, and our commitments and contingencies, see Note 4 “Goodwill and Intangible Assets, Net”, Note 5 “Leases” and Note 12” Commitments and Contingencies”.

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

In the third quarter of 2025, we completed an assessment of the useful lives of our servers and network equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years, effective as of the beginning of the third quarter of 2025. Refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Form 10-K for more information.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are derived from contracts with clients. Sales and other applicable taxes are excluded from revenues.

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. For a description of our applications, refer to Part I, Item 1, “Business,” of this Form 10-K.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with customers are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the years ended December 31, 2025 or December 31, 2024.

Stock-Based Compensation Awards

Historically, our stock-based compensation programs have included restricted stock awards and restricted stock unit (“RSU”) awards. We issue stock-based compensation awards with three different types of vesting requirements including awards that vest solely based on condition of service, awards that vest based on achieving certain performance metrics such as revenue or adjusted EBITDA targets, and awards that vest based on achieving certain market conditions such as relative total stockholder return or volume weighted average price targets.

We measure the fair value of awards that vest solely based on condition of service, such as our time-based shares of restricted stock and time-based RSUs, and the fair value of awards that vest based on achieving certain performance metrics, by using the closing market price on the date of grant.

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

The Monte Carlo simulation model used to determine the fair value of awards that vest based on market conditions considers various subjective assumptions as inputs, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates, expected performance period, dividend yield, and correlation to benchmark (for total stockholder return based awards). Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our awards that vest based on achieving certain market conditions and the associated stock-based compensation cost. Refer to Note 11 “Stock-Based Compensation” in the notes to our consolidated financial statements for further information regarding our stock-based compensation awards.

Recent Accounting Pronouncements

Refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a full description of recent accounting pronouncements.

Non-GAAP Financial Measures

Management uses adjusted EBITDA and non-GAAP net income as supplemental measures to review and assess the performance of our core business operations and for planning purposes. We define (i) adjusted EBITDA as net income plus interest expense, taxes, depreciation and amortization, non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any) and any loss on the extinguishment of debt, less any gain on modification of the naming rights agreement, and (ii) non-GAAP net income as net income plus non-cash stock-based compensation expense, certain transaction expenses that are not core to our operations (if any) and any loss on the extinguishment of debt, less any gain on modification of the naming rights agreement, all of which are adjusted for the effect of income taxes. Adjusted EBITDA and non-GAAP net income are metrics that provide investors with greater transparency to the information used by management in its financial and operational decision-making. We believe these metrics are useful to investors because they facilitate comparisons of our core business operations across periods on a consistent basis, as well as comparisons with the results of peer companies, many of which use similar non-GAAP financial measures to supplement results under U.S. GAAP. In addition, adjusted EBITDA is a measure that provides useful information to management about the amount of cash available for reinvestment in our business, paying dividends, repurchasing common stock and other purposes. Management believes that the non-GAAP measures presented in this Form 10-K, when viewed in combination with our results prepared in accordance with U.S. GAAP, provide a more complete understanding of the factors and trends affecting our business and performance.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, for a presentation of the amounts for the year ended December 31, 2023.

	Year Ended December 31,
	2025	2024
Net income to adjusted EBITDA:
Net income	$453.4	$502.0
Interest expense	3.4	3.4
Provision for income taxes	166.0	147.0
Depreciation and amortization	176.3	145.9
EBITDA	799.2	798.3
Non-cash stock-based compensation expense	118.7	(22.9)
Gain on modification of naming rights agreement	(35.6)	—
Adjusted EBITDA	$882.3	$775.4

	Year Ended December 31,
	2025	2024
Net income to non-GAAP net income:
Net income	$453.4	$502.0
Non-cash stock-based compensation expense	118.7	(22.9)
Gain on modification of naming rights agreement	(35.6)	—
Income tax effect on non-GAAP adjustments	(17.9)	(17.1)
Non-GAAP net income	$518.6	$462.0

Weighted average shares outstanding:
Basic	55.8	56.2
Diluted	56.1	56.3

Earnings per share, basic	$8.13	$8.93
Earnings per share, diluted	$8.08	$8.92
Non-GAAP net income per share, basic	$9.30	$8.22
Non-GAAP net income per share, diluted	$9.24	$8.21

	Year Ended December 31,
	2025	2024
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$8.13	$8.93
Non-cash stock-based compensation expense	2.13	(0.41)
Gain on modification of naming rights agreement	(0.64)	—
Income tax effect on non-GAAP adjustments	(0.32)	(0.30)
Non-GAAP net income per share, basic	$9.30	$8.22

	Year Ended December 31,
	2025	2024
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$8.08	$8.92
Non-cash stock-based compensation expense	2.12	(0.41)
Gain on modification of naming rights agreement	(0.64)	—
Income tax effect on non-GAAP adjustments	(0.32)	(0.30)
Non-GAAP net income per share, diluted	$9.24	$8.21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of December 31, 2025, we had corporate cash and cash equivalents totaling $370.0 million and funds held for clients cash and cash equivalents totaling $4.8 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $374.5 million included within funds held for clients on the consolidated balance sheets as of December 31, 2025. Our available-for-sale securities consisted of U.S. treasury securities with original maturities of two years or less and a certificate of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of December 31, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $22.1 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $1.7 million reduction in the aggregate market value of our available-for-sale securities as of December 31, 2025. An immediate decrease in interest rates of 100 basis points would have resulted in a $1.7 million increase in the aggregate market value of our available-for-sale securities as of December 31, 2025. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2026 expressed an unqualified opinion.

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

Oklahoma City, Oklahoma

February 19, 2026

Paycom Software, Inc.

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$370.0	$402.0
Accounts receivable	44.9	39.2
Prepaid expenses	47.5	44.4
Inventory	1.7	1.4
Income tax receivable	78.2	11.9
Deferred contract costs	159.5	140.4
Current assets before funds held for clients	701.8	639.3
Funds held for clients	5,137.0	3,665.5
Total current assets	5,838.8	4,304.8
Property and equipment, net	687.3	561.4
Intangible assets, net	37.4	46.2
Goodwill	51.9	51.9
Long-term deferred contract costs	857.4	783.6
Operating lease right-of-use assets	89.4	80.6
Other assets	36.5	31.4
Total assets	$7,598.7	$5,859.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6.6	$23.9
Accrued commissions and bonuses	28.2	33.0
Accrued payroll and vacation	60.1	59.0
Deferred revenue	28.3	30.0
Operating lease liabilities	28.4	20.4
Accrued expenses and other current liabilities	79.8	74.8
Current liabilities before client funds obligation	231.4	241.1
Client funds obligation	5,137.0	3,665.7
Total current liabilities	5,368.4	3,906.8
Deferred income tax liabilities, net	304.4	149.7
Long-term deferred revenue	121.9	114.6
Long-term operating lease liabilities	61.9	63.0
Other long-term liabilities	10.6	49.9
Total long-term liabilities	498.8	377.2
Total liabilities	5,867.2	4,284.0
Commitments and contingencies (Note 12 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100.0 shares authorized, 63.6 and 63.0 shares issued at December 31, 2025 and December 31, 2024, respectively; 54.8 and 55.9 shares outstanding at December 31, 2025 and December 31, 2024, respectively)	0.6	0.6
Additional paid-in capital	878.4	724.8
Retained earnings	2,255.6	1,887.5
Accumulated other comprehensive earnings (loss)	0.3	(0.6)
Treasury stock, at cost (8.8 and 7.1 shares at December 31, 2025 and December 31, 2024, respectively)	(1,403.4)	(1,036.4)
Total stockholders’ equity	1,731.5	1,575.9
Total liabilities and stockholders’ equity	$7,598.7	$5,859.9

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Recurring and other	$1,938.7	$1,758.3	$1,585.7
Interest on funds held for clients	113.0	124.9	108.0
Total revenues	2,051.7	1,883.2	1,693.7
Cost of revenues
Operating expenses	263.0	267.4	223.7
Depreciation and amortization	82.4	67.2	52.6
Total cost of revenues	345.4	334.6	276.3
Administrative expenses
Sales and marketing	482.8	434.4	417.6
Research and development	283.4	242.6	199.0
General and administrative	279.0	158.6	288.1
Depreciation and amortization	93.9	78.7	61.4
Total administrative expenses	1,139.1	914.3	966.1
Total operating expenses	1,484.5	1,248.9	1,242.4
Operating income	567.2	634.3	451.3
Interest expense	(3.4)	(3.4)	(1.9)
Other income, net	55.6	18.1	23.0
Income before income taxes	619.4	649.0	472.4
Provision for income taxes	166.0	147.0	131.6
Net income	$453.4	$502.0	$340.8
Earnings per share, basic	$8.13	$8.93	$5.91
Earnings per share, diluted	$8.08	$8.92	$5.88
Weighted average shares outstanding:
Basic	55.8	56.2	57.7
Diluted	56.1	56.3	58.0
Comprehensive earnings:
Net income	$453.4	$502.0	$340.8
Unrealized net gains on available-for-sale securities	1.0	1.0	3.5
Tax effect	(0.1)	(0.6)	(0.8)
Other comprehensive income, net of tax	0.9	0.4	2.7
Comprehensive earnings	$454.3	$502.4	$343.5

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions)

	Year Ended December 31,
	2025	2024	2023
Common stock:
Balance at beginning of period	$0.6	$0.6	$0.6
Vesting of restricted stock	—	—	—
Balance at end of period	0.6	0.6	0.6

Additional paid-in capital:
Balance at beginning of period	724.8	724.4	576.6
Stock-based compensation	152.4	0.4	147.8
Employee stock purchase program	1.2	—	—
Balance at end of period	878.4	724.8	724.4

Retained earnings:
Balance at beginning of period	1,887.5	1,470.0	1,197.0
Net income	453.4	502.0	340.8
Dividends declared ($0.375 per share)	(85.3)	(84.5)	(67.8)
Balance at end of period	2,255.6	1,887.5	1,470.0

Accumulated other comprehensive earnings (loss):
Balance at beginning of period	(0.6)	(1.0)	(3.7)
Other comprehensive earnings, net of tax	0.9	0.4	2.7
Balance at end of period	0.3	(0.6)	(1.0)

Treasury stock:
Balance at beginning of period	(1,036.4)	(891.0)	(587.9)
Repurchases of common stock	(372.2)	(145.4)	(303.1)
Employee stock purchase program	5.2	—	—
Balance at end of period	(1,403.4)	(1,036.4)	(891.0)
Total stockholders’ equity	$1,731.5	$1,575.9	$1,303.0

	Year Ended December 31,
	2025	2024	2023
Common stock:
Shares at beginning of period	63.0	62.7	62.5
Vesting of restricted stock	0.6	0.3	0.2
Shares at end of period	63.6	63.0	62.7

Treasury stock:
Shares at beginning of period	7.1	6.1	4.7
Repurchases of common stock	1.7	1.0	1.4
Employee stock purchase program(1)	—	—	—
Shares at end of period	8.8	7.1	6.1
Shares outstanding at end of period	54.8	55.9	56.5
(1)
During the year ended December 31, 2025, we issued 33,700 shares of common stock from treasury shares for purchases under our employee stock purchase plan. During the years ended December 31, 2024 and 2023, all shares of common stock purchased under our employee stock purchase plan were purchased in the open market.

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$453.4	$502.0	$340.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.3	145.9	113.9
Stock-based compensation expense	118.7	(22.9)	129.8
Amortization of debt issuance costs	1.4	1.1	1.2
Loss on extinguishment of debt	—	—	1.2
Gain on disposition of property and equipment	(0.1)	—	—
Accretion of discount on available-for-sale securities	(13.0)	(0.1)	(0.5)
Non-cash marketing expense	1.0	1.6	1.7
Deferred income taxes, net	154.4	5.8	2.6
Gain on modification of naming rights agreement	(35.6)	—	—
Other	0.8	(0.5)	0.1
Changes in operating assets and liabilities:
Accounts receivable	(5.7)	(22.8)	6.4
Prepaid expenses	1.7	(6.7)	(6.6)
Inventory	(0.3)	—	0.2
Other assets	(6.5)	(2.7)	(9.6)
Deferred contract costs	(89.5)	(120.0)	(127.7)
Income taxes, net	(66.3)	6.5	(12.8)
Accounts payable	(16.2)	9.1	(5.2)
Accrued commissions and bonuses	(4.8)	2.5	2.1
Accrued payroll and vacation	1.1	2.9	11.1
Deferred revenue	5.6	14.1	13.1
Accrued expenses and other liabilities	4.5	17.4	22.2
Net change in operating right-of-use assets and operating lease liabilities	(2.0)	0.7	1.0
Net cash provided by operating activities	678.9	533.9	485.0
Cash flows from investing activities
Purchases of investments from funds held for clients	(835.9)	(24.9)	(25.0)
Proceeds from investments from funds held for clients	500.0	200.0	25.0
Purchases of intangible assets	(4.5)	(4.4)	(4.2)
Purchases of property and equipment	(270.9)	(192.9)	(192.6)
Proceeds from sale of property and equipment	0.1	—	0.1
Net cash used in investing activities	(611.2)	(22.2)	(196.7)
Cash flows from financing activities
Repurchases of common stock	(325.5)	(122.8)	(286.6)
Withholding taxes paid related to net share settlements	(44.5)	(21.7)	(13.9)
Payments on long-term debt	—	—	(29.0)
Dividends paid	(84.8)	(84.8)	(64.8)
Proceeds from employee stock purchase plan	5.5	—	—
Net change in client funds obligation	1,471.3	1,337.6	120.4
Payment of debt issuance costs	—	—	(0.7)
Net cash provided by (used in) financing activities	1,022.0	1,108.3	(274.6)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,089.7	1,620.0	13.7
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	4,042.8	2,422.8	2,409.1
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$5,132.5	$4,042.8	$2,422.8

See accompanying notes to the consolidated financial statements.

Paycom Software, Inc.

Consolidated Statements of Cash Flows, continued

(in millions)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$370.0	$402.0	$294.0
Restricted cash included in funds held for clients	4,762.5	3,640.8	2,128.8
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$5,132.5	$4,042.8	$2,422.8

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$2.1	$2.0	$1.0
Cash paid for income taxes, net of income tax refunds(1)	$78.1	$134.8	$138.8
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$1.2	$3.9	$9.0
Stock-based compensation for capitalized software	$25.2	$17.5	$14.7
Right-of-use assets obtained in exchange for operating lease liabilities	$24.3	$25.1	$50.3

(1) Disclosures for cash paid for income taxes in 2024 and 2023 were reduced for net refunds received of $2.1 million and $1.1 million, respectively, due to retrospective application of ASU 2023-09, as described in Note 2 “Summary of Significant Accounting Policies.”

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

In 2024, the Office of the Comptroller of the Currency (the “OCC”) issued final approval to Paycom National Trust Bank, National Association (the “Paycom National Trust Bank”), our wholly owned subsidiary, to operate as a national trust bank pursuant to the National Bank Act and relevant OCC regulations. The Paycom National Trust Bank is the primary trustee of Paycom Client Trust, our grantor trust (the “Client Trust”), which now holds substantially all client payroll and related funds and is responsible for the oversight and management of those client funds. We have determined that the Client Trust is a variable interest entity that meets the criteria established for consolidation in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation”. We are the sole beneficial owner of the Client Trust, and we have the power to direct its activities and a controlling financial interest in its economic performance.

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

In the fourth quarter of 2024, we adopted the presentation of dollar amounts in millions, except amounts per share. As a result, amounts presented for prior periods may differ immaterially from those reported in previous filings and some amounts may not sum or recalculate exactly due to rounding. All percentages have been calculated using unrounded amounts.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU using a retrospective application approach on December 31, 2025. See Note 13 “Income Taxes” for further information.

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

In the third quarter of 2025, we completed an assessment of the useful lives of our servers and network equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years, effective as of the beginning of the third quarter of 2025. This change in accounting estimate has been applied prospectively and resulted in an immaterial decrease to depreciation and amortization expense for the year ended December 31, 2025.

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Software and capitalized software development costs	3 years
Buildings	30 years
Computer equipment	3 to 6 years
Rental clocks	5 years
Furniture, fixtures and equipment	5 years
Land improvements	15 years
Leasehold improvements	5 years
Vehicles	3 years
(1)
During the third quarter of 2025, we completed an assessment of the useful lives of our servers and networking equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years, effective as of the beginning of the third quarter of 2025.

Costs incurred during construction of long-lived assets are recorded as construction in progress and are not depreciated until the asset is placed in service.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the years ended December 31, 2025, 2024 and 2023, we incurred interest costs of $3.4 million, $3.4 million and $5.3 million, respectively. For the years ended December 31, 2025 and 2024, no interest costs were

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

capitalized. For the year ended December 31, 2023, interest costs of $3.4 million were capitalized. See Note 6 “Long-Term Debt” for discussion of repayment of our indebtedness.

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

The total capitalized software development costs were $152.9 million, $125.7 million and $96.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, and are included in property and equipment. Amortization expense of capitalized software development costs was $109.0 million, $83.1 million and $61.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Goodwill and Other Intangible Assets

Goodwill is not amortized, but we are required to test the carrying value of goodwill for impairment at least annually, or earlier if, at the reporting unit level, an indicator of impairment arises. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We have selected June 30 as our annual goodwill impairment testing date. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable. The Company performed a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting unit had declined below its carrying value. In the qualitative assessment, we consider macroeconomic conditions, including any deterioration of general economic conditions; industry and market conditions, including any deterioration in the environment where the reporting unit operates; changes in the products/services; regulatory and political developments; cost of doing business; overall financial performance; and other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation. Based on our assessment, there was no impairment recorded as of June 30, 2025. For the years ended December 31, 2025, 2024 and 2023, there were no indicators of impairment. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the years ended December 31, 2025, 2024 and 2023.

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

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. Most recently, in July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. As of December 31, 2025, there was $1.11 billion available for repurchases under our stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations. The current stock repurchase plan will expire on August 15, 2026.

During the year ended December 31, 2025, we repurchased an aggregate of 1,730,720 shares of our common stock at an average cost of $213.81 per share, including 184,752 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards. During the year ended December 31, 2024, we repurchased an aggregate of 924,493 shares of our common stock at an average cost of $156.29 per share, including 112,288 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to for those goods or services. Substantially all of our revenues are derived from contracts with clients. Sales and other applicable taxes are excluded from revenues.

Recurring and Other Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. For a description of our applications, refer to Part I, Item 1, “Business,” of this Form 10-K.

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

Changes in deferred revenue for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$144.6	$130.5
Recognition of revenue included in beginning of period balance	(38.3)	(21.9)
Contract balance, net of revenue recognized during the period	43.9	36.0
Balance, end of period	$150.2	$144.6

We expect to recognize $29.2 million of deferred revenue in 2026, $26.0 million in 2027, and $95.0 million thereafter.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The assets related to both costs to obtain, and costs to fulfill, contracts with customers are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the years ended December 31, 2025 or December 31, 2024.

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Year Ended December 31, 2025
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$425.7	$116.6	$(73.2)	$469.1
Costs to fulfill a contract	$498.3	$128.3	$(78.8)	$547.8

	As of and for the Year Ended December 31, 2024
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$378.5	$111.5	$(64.3)	$425.7
Costs to fulfill a contract	$420.0	$144.0	$(65.7)	$498.3

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place. Advertising costs for the years ended December 31, 2025, 2024 and 2023 were $125.5 million, $86.3 million and $106.8 million, respectively.

Sales Taxes

We collect and remit sales tax on sales of time clocks and on payroll and HCM services in certain states. These taxes are recognized on a net basis, and therefore, excluded from revenues. For the years ended December 31, 2025, 2024 and 2023, sales taxes collected were $21.3 million, $19.3 million and $17.6 million, respectively.

Stock-Based Compensation

Historically, our stock-based compensation programs have included restricted stock awards and RSU awards. We issue stock-based compensation awards with three different types of vesting requirements including awards that vest solely based on condition of service, awards that vest based on achieving certain performance metrics such as revenue or adjusted EBITDA targets, and awards that vest based on achieving certain market conditions such as relative total stockholder return or volume weighted average price targets.

We measure the fair value of awards that vest solely based on condition of service, such as our time-based shares of restricted stock and time-based RSUs, and the fair value of awards that vest based on achieving certain performance metrics by using the closing market price on the date of grant.

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

For additional information, see Note 11 “Stock-Based Compensation”.

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

We file income tax returns with the United States federal government and various state jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We believe there is one tax position taken within the consolidated financial statements that does not meet this threshold. Our policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of general and administrative expenses. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022.

Recently Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The guidance allows for adoption using either a prospective or retrospective transition method. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	December 31, 2025	December 31, 2024
Property and equipment
Software and capitalized software development costs	$667.6	$497.2
Buildings	304.4	275.6
Computer equipment	303.7	203.2
Rental clocks	53.1	48.0
Furniture, fixtures and equipment	43.3	41.9
Other	21.0	20.7
	1,393.1	1,086.6
Less: accumulated depreciation and amortization	(743.5)	(576.4)
	649.6	510.2
Construction in progress	1.2	14.7
Land	36.5	36.5
Property and equipment, net	$687.3	$561.4

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40, “Other Assets and Deferred Costs”. For the years ended December 31, 2025, 2024 and 2023, we capitalized $152.9 million, $125.7 million and $96.7 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

Prior to the repayment of our debt on November 21, 2023, we capitalized interest costs incurred for indebtedness related to construction in progress. For the years ended December 31, 2025, 2024 and 2023, we incurred interest costs of $3.4 million, $3.4 million and $5.3 million, respectively. For the years ended December 31, 2025 and 2024, no interest costs were capitalized. For the year ended December 31, 2023, interest costs of $3.4 million were capitalized. See Note 6 “Long-Term Debt” for discussion of repayment of our indebtedness.

Depreciation and amortization expense for property and equipment, net was $167.5 million, $142.0 million and $110.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

4.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both December 31, 2025 and 2024, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2025, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of December 31, 2025 and 2024, there were no indicators of impairment.

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

As a result of the amendment to the naming rights agreement, the Company recognized a $35.6 million gain with respect to the released portion of the liability. The gain is included in other income, net in the consolidated statements of comprehensive income.

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	December 31, 2025
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	2.8	$60.2	$(22.8)	$37.4

	December 31, 2024
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	11.8	$60.2	$(14.0)	$46.2

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Amortization of intangible assets for the year ended December 31, 2025, 2024 and 2023 was $8.8 million, $3.9 million and $3.9 million, respectively. We estimate the aggregate amortization expense will be $13.6 million for each of 2026 and 2027 and $10.2 million for 2028.

5.
LEASES

The Company’s leases primarily consist of noncancellable operating leases for facilities with contractual terms expiring from 2026 to 2032. All of our leases are operating leases. The lease term is defined as the fixed noncancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in an amount that appears, at the inception of the lease, to be reasonably assured. While some of our leases include an option to extend the lease up to seven years, it is not reasonably certain that any such options will be exercised. Some of our leases contain a termination option that is not reasonably certain to be exercised. If a termination option is exercised, we remeasure the lease asset in the consolidated balance sheets using the updated lease period. None of our leases contain residual value guarantees, substantial restrictions or covenants.

The table below presents the lease assets and liabilities as of December 31, 2025 and December 31, 2024.

Balance Sheet location	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$89.4	$80.6
Lease liabilities:
Operating lease liabilities	$28.4	$20.4
Long-term operating lease liabilities	$61.9	$63.0

Rent expense under operating leases for the years ended December 31, 2025, 2024 and 2023 was $25.2 million, $21.7 million and $18.1 million, respectively. Cash paid for amounts relating to our operating leases was $28.9 million for the year ended December 31, 2025.

Because no implicit discount rates for our leases could be readily determined, we elected to use an estimated incremental borrowing rate to determine the present value of our leases. The weighted average discount rate related to our portfolio of leases at December 31, 2025 was 5.1%. The weighted average remaining lease term for our leases was 3.6 years as of December 31, 2025.

The undiscounted cash flows for the future annual maturities of our operating lease liabilities and the reconciliation of those total undiscounted cash flows to our lease liabilities as of December 31, 2025 were as follows:

2026	$29.6
2027	28.3
2028	20.7
2029	13.1
2030	5.7
Thereafter	3.9
Total undiscounted cash flows	$101.3
Present value discount	(11.0)
Lease liabilities	$90.3

There were no new leases that had not yet commenced as of December 31, 2025.

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

The Credit Agreement initially provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $650.0 million, and the ability to request an incremental facility of up to an additional $500.0 million, subject to obtaining additional lender commitments and approvals and satisfying certain other conditions. The Credit Agreement also initially provided for a senior secured delayed draw term loan (the “Term Loan Facility”) in the aggregate amount of up to $750.0 million. All loans under the Credit Agreement will mature on July 29, 2027 (the “Scheduled

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Maturity Date”). Unamortized debt issuance costs of $1.5 million as of December 31, 2025, are included in other assets on our consolidated balance sheets.

On the Facility Closing Date, we borrowed $29.0 million under the Revolving Credit Facility to repay the outstanding indebtedness under our prior credit facility, along with accrued interest, expenses and fees. The loan bore interest at the Adjusted Term SOFR Rate (as defined below) for the interest period in effect plus 1.25%.

On July 28, 2023, the Loan Parties entered into Amendment No. 2 to Credit Agreement with the Lenders, pursuant to which, among other things, (i) the aggregate revolving commitments under the Revolving Credit Facility were increased from $650.0 million to $1.0 billion, (ii) the Term Loan Facility was terminated and (iii) the Credit Agreement was amended in contemplation of the formation and future operating activities of the Client Trust and Paycom National Trust Bank. This amendment did not impact our ability to request an incremental facility of up to an additional $500.0 million as described above. We did not make any draws under the Term Loan Facility prior to its termination on July 28, 2023. At the time of termination, unamortized debt issuance costs totaling $1.2 million were written off and recognized as a loss on extinguishment of debt, which was included in other income, net in the consolidated statements of comprehensive income.

On November 21, 2023, we fully repaid the outstanding indebtedness under the Revolving Credit Facility. As of December 31, 2025, there was no debt outstanding under the Revolving Credit Facility.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.0 to 1.0. Additionally, the Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements and sale and leaseback transactions, pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions. As of December 31, 2025, we were in compliance with these covenants. Our obligations under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	December 31, 2025
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$370.0	$—	$—	$370.0
Funds held for clients cash and cash equivalents	4,762.5	—	—	4,762.5
Available-for-sale securities(1):
U.S. treasury securities	298.7	0.7	—	299.4
Certificates of deposit	75.0	0.1	—	75.1
Total investments	$5,506.2	$0.8	$—	$5,507.0

	December 31, 2024
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$402.0	$—	$—	$402.0
Funds held for clients cash and cash equivalents	3,640.8	—	—	3,640.8
Available-for-sale securities(1):
U.S. treasury securities	24.9	—	(0.2)	24.7
Total investments	$4,067.7	$—	$(0.2)	$4,067.5
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2025, are as follows:

December 31, 2025
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

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

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the years ended December 31, 2025 or 2024. There were no realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2025 or 2024.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the years ended December, 2025 or 2024. We believe it is probable that the principal and interest will be collected in

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of December 31, 2025, all of our U.S. treasury securities held a rating of AA+.

Expected maturities of available-for-sale securities at December 31, 2025 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$331.9	$332.2
One year to five years	41.8	42.3
Total available-for-sale securities	$373.7	$374.5

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$299.4	$—	$299.4
Certificates of deposit	$—	$75.1	$—	$75.1

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$24.7	$—	$24.7

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between 2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $20.6 million, $19.1 million and $15.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The ESPP has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the year ended December 31, 2025, eligible employees purchased 68,984 shares of common stock under the ESPP, consisting of 35,284 purchased in the open market and 33,700 shares issued from treasury stock. During the years ended December 31, 2024 and 2023, eligible employees purchased 87,073 and 72,942 shares, respectively, of common stock under the ESPP, all of which were purchased in the open market. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$453.4	$502.0	$340.8
Denominator:
Basic weighted average shares outstanding (in thousands)	55,765	56,208	57,707
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	351	88	267
Diluted weighted average shares outstanding (in thousands)	56,116	56,296	57,974
Earnings per share:
Basic	$8.13	$8.93	$5.91
Diluted	$8.08	$8.92	$5.88

11.
STOCK-BASED COMPENSATION

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

For the year ended December 31, 2025, the Company recognized non-cash stock-based compensation expense of $118.7 million. For the year ended December 31, 2024, the Company recognized non-cash stock-based compensation expense, inclusive of forfeitures, that totaled a net benefit of $22.9 million. For the year ended December 31, 2023, our total non-cash stock-based compensation expense was $129.8 million.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Year Ended December 31,
	2025	2024		2023
Non-cash stock-based compensation expense:
Operating expenses	$15.7	$13.5		$10.6
Sales and marketing	28.8	19.0		23.9
Research and development	34.7	26.3		22.3
General and administrative	39.5	(81.7)		73.0
Total non-cash stock-based compensation expense	$118.7	$(22.9)	(1)	$129.8
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

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested equity incentive awards as of December 31, 2025:

	Restricted Stock Awards	Restricted Stock Units
Unrecognized compensation cost	$175.8	$11.3
Weighted average period for recognition (years)	2.3	1.1

We capitalized stock-based compensation costs related to software developed for internal use of $25.2 million, $17.5 million and $14.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. All unvested equity incentive awards currently outstanding are entitled to receive dividends or dividend equivalents, provided that such dividends or dividend equivalents are withheld by the Company and distributed to the applicable holder upon the release of restrictions on such equity incentive awards (i.e., upon vesting).

Restricted Stock Awards

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

During the year ended December 31, 2025, we issued an aggregate of 880,267 restricted shares of common stock under the 2023 LTIP, consisting of 188,370 shares underlying Market-Based Restricted Stock Awards and 691,897 shares underlying Time-Based Restricted Stock Awards. Generally, Market-Based Restricted Stock Awards will vest 50% on the first date, if any, that the arithmetic average of the Company’s volume weighted average price on each of the 20 consecutive trading days immediately preceding such date (the “VWAP Value”) equals or exceeds $250 per share and 50% on the first date, if any, that the Company’s VWAP Value equals or exceeds $282 per share, in each case provided that (i) such date occurs on or before the eighth anniversary of the grant date and (ii) the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement. Generally, the Time-Based Restricted Stock Awards will vest over periods ranging from approximately one to four years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

The Time-Based Restricted Stock Awards mentioned above include an aggregate of 7,693 shares of restricted stock issued to the non-employee members of our Board of Directors in 2025 under the 2023 LTIP. Such shares of restricted stock will cliff-vest on the seventh day following the first anniversary date of the grant, provided that such director is providing services to the Company through the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable restricted stock award agreement.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table presents a summary of the grant date fair values of restricted stock granted during the years ended December 31, 2025, 2024 and 2023 and the related assumptions:

	Year Ended December 31,
	2025	2024	2023
Grant date fair value of restricted stock	$160.82 - $263.93	$144.16 - $210.65	$167.76 - $337.44
Risk-free interest rate	4.17%	4.27%	3.58%
Estimated volatility	40.1%	40.1%	40.9%
Expected life (in years)	2.1	2.3	2.3

The following table summarizes restricted stock award activity for the year ended December 31, 2025:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2024	1,140.3	$230.10	195.7	$244.14
Granted	691.9	$219.06	188.4	$203.34
Vested	(367.9)	$248.79	(160.0)	$187.76
Forfeited	(331.0)	$231.88	(57.7)	$240.02
Unvested shares of restricted stock outstanding at December 31, 2025	1,133.3	$216.76	166.4	$253.59

The following table presents the aggregate fair value of restricted stock awards that vested during the indicated period:

	Year Ended December 31,
	2025	2024	2023
Time-Based Restricted Stock Awards	$87.3	$46.5	$43.0
Market-Based Restricted Stock Awards	$41.5	$19.8	$—

Restricted Stock Units

During the year ended December 31, 2025, we issued the following RSU awards to certain of our executive officers and employees, in each case subject to the terms and conditions of the 2023 LTIP and the applicable RSU award agreement: (i) an aggregate of 80,741 time-based RSUs and (ii) an aggregate of 80,238 performance-based RSUs (“PSUs”). Generally, the number of shares deliverable upon the vesting of such PSUs was determined based on the achievement of a pre-established revenue performance goal for the one-year performance period from January 1, 2025 to December 31, 2025. The PSUs were eligible to vest following the performance period, but no later than March 1, 2026, provided that the recipient was employed by, or providing services to, the Company on the applicable vesting date, and subject to the terms and conditions of the 2023 LTIP and the applicable RSU award agreement. Generally, the RSUs vest in three equal annual tranches over a period of approximately three years, provided that the recipient is employed by, or providing services to, the Company on the applicable vesting date.

During the year ended December 31, 2025, 23,715 PSUs (consisting of PSUs granted to certain executive officers in 2024) were eligible to vest based on the Company’s performance during a performance period ended December 31, 2024. On February 10, 2025, we issued 23,715 shares of common stock upon the vesting of PSUs. The number of shares delivered upon the vesting of such PSUs was determined based on the Company’s achievement of a revenue performance goal.

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table presents a summary of the grant date fair values of RSUs and PSUs granted during the years ended December 31, 2025, 2024 and 2023 and the related assumptions:

	Year Ended December 31,
	2025	2024	2023
Grant date fair value of restricted stock	$199.31 - $213.06	$158.95 - $199.03	$55.83 - $297.55
Risk-free interest rate	—	—	4.89%
Estimated volatility	—	—	42.5%
Expected life (in years)	1.5	1.4	1.0

The following table summarizes RSU and PSU activity for the year ended December 31, 2025:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2024	23.6	$198.54	23.7	$181.24
Granted	80.7	$212.95	80.2	$213.17
Vested	(13.8)	$208.57	(23.7)	$181.24
Forfeited	(14.0)	$209.87	—	$—
Unvested restricted stock units outstanding at December 31, 2025	76.5	$209.86	80.2	$213.17

The following table presents the aggregate fair value of RSUs and PSUs that vested during the indicated period:

	Year Ended December 31,
	2025	2024	2023
RSUs	$2.6	$0.6	$—
PSUs	$4.9	$0.9	$1.7

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

13.
INCOME TAXES

The following table lists the components of the provision for income taxes:

	Year Ended December 31,
	2025	2024	2023
Provision for current income taxes
Federal	$0.8	$103.8	$94.1
State	11.1	37.4	31.9
Total provision for current income taxes	11.9	141.2	126.0
Provision for deferred income taxes
Federal	118.5	3.9	5.4
State	35.6	1.9	0.2
Total provision for deferred income taxes	154.1	5.8	5.6
Total provision for income taxes	$166.0	$147.0	$131.6

The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

	Year ended December 31,
	2025		2024 as adjusted(2)		2023 as adjusted(2)
U.S. federal statutory tax rate	$130.1	21.0%	$136.3	21.0%	$99.2	21.0%
State and local income taxes, net of federal income tax effect(1)	36.5	5.9%	37.3	5.7%	27.4	5.8%
Tax credits
Research credit, federal benefit	(9.2)	-1.5%	(7.9)	-1.2%	(12.4)	-2.6%
Nontaxable or nondeductible items
Stock-based compensation	5.3	0.9%	(22.1)	-3.4%	13.6	2.9%
Other	2.4	0.4%	2.5	0.4%	2.1	0.4%
Changes in unrecognized tax benefits	(0.3)	0.0%	—	0.0%	3.8	0.8%
Other adjustments	1.3	0.2%	0.9	0.1%	(2.1)	-0.4%
Effective tax rate	$166.0	26.8%	$147.0	22.7%	$131.6	27.9%
(1)
State taxes in Oklahoma, California, Illinois, and New York and local taxes in New York City made up the majority (greater than 50 percent) of the tax effect in this category.
(2)
Disclosures for 2024 and 2023 were adjusted for retrospective application of ASU 2023-09, as described in Note 2 “Summary of Significant Accounting Policies.”

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred income tax assets (liabilities):
Mark-to-market investments - OCI	$(0.1)	$0.2
Stock-based compensation	16.3	18.0
Investment in Paycom Payroll Holdings, LLC	(324.9)	(167.9)
Tax credits	3.0	—
Net operating losses	1.3	—
Noncurrent deferred income tax liabilities, net	$(304.4)	$(149.7)

At December 31, 2025, we had net operating loss carryforwards for state income tax purposes of $1.3 million, which are available to offset future state taxable income that begin expiring in 2033.

Total net income tax payments, net of refunds, were $78.1 million in 2025, $134.8 million in 2024, and $138.8 million in 2023. The following table lists the components of the payments for income taxes, net of refunds:

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

	Year Ended December 31,
	2025	2024	2023
Federal	$53.0	$99.5	$103.0
State
California	5.0	5.5	4.6
Oklahoma	3.2	9.3	5.3
Other	16.9	20.5	25.9
Total income tax payments, net of refunds	$78.1	$134.8	$138.8

The following table presents a reconciliation of the total unrecognized tax benefits as of the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Balance at January 1
Tax positions related to current year:	$3.8	$3.8	$—
Additions	0.7	0.8	3.8
(Reductions)	(1.0)	(0.8)	—
Balance at December 31	$3.5	$3.8	$3.8

As of December 31, 2025, 2024 and 2023, there were $3.5 million, $3.8 million and $3.8 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, we classify income tax-related interest and penalties as interest expense and other expense, respectively. During the years ended December 31, 2025, 2024 and 2023, we recorded interest and penalties with regard to uncertain tax positions of $0.0 million, $0.3 million and $0.8 million, respectively.

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

We file income tax returns with the United States federal government and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022.

14.
SEGMENT REPORTING

The Company conducts business as a single operating segment, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources. The Company derives revenues from customers by providing a cloud-based HCM solution delivered as Software-as-a-Service. Our payroll application is the foundation of our solution and is based on a core system of record to maintain a single database for all HCM functions. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. No individual client represents 10% or more of total revenues.

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

Paycom Software, Inc.

Notes to the Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Revenues
Recurring	$1,912.7	$1,733.9	$1,563.4
Implementation and other	26.0	24.4	22.3
Interest on funds held for clients	113.0	124.9	108.0
Total revenues	2,051.7	1,883.2	1,693.7
Cost of revenues
Operating expenses	263.0	267.4	223.7
Depreciation and amortization	82.4	67.2	52.6
Total cost of revenues	345.4	334.6	276.3
Gross profit	1,706.3	1,548.6	1,417.4
Administrative expenses
Sales and marketing	482.8	434.4	417.6
Research and development	283.4	242.6	199.0
General and administrative	279.0	158.6	288.1
Depreciation and amortization	93.9	78.7	61.4
Total administrative expenses	1,139.1	914.3	966.1
Total operating expenses	1,484.5	1,248.9	1,242.4
Operating income	567.2	634.3	451.3
Interest expense	(3.4)	(3.4)	(1.9)
Other income, net	55.6	18.1	23.0
Income before income taxes	619.4	649.0	472.4
Provision for income taxes	166.0	147.0	131.6
Net income	$453.4	$502.0	$340.8

15.
SUBSEQUENT EVENTS

Executive RSU and PSU Awards

Effective February 18, 2026, the Compensation Committee of the Board of Directors granted the following awards of PSUs and RSUs to the Company’s executive officers (dollars in millions):

Name	Target PSU Value(1)	RSU Value
Chad Richison	$9.000	$9.000
Shane Hadlock	$2.625	$2.625
Robert D. Foster	$2.250	$2.250
Jeff York	$1.750	$1.750
Randy Peck	$1.250	$1.250
(1)
“Target PSU Value” assumes achievement of the maximum performance level.

The number of PSUs that will vest and be converted into shares of common stock will be based on the achievement of a total revenues performance target. The RSUs will vest in three substantially equal tranches on February 5, 2027, February 5, 2028, and February 5, 2029, provided that the executive officer is employed by, or providing services to, the Company on the applicable vesting date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

On December 15, 2025, an entity affiliated with Chad Richison, Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Richison 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Richison 10b5-1 Plan provides for the sale of up to 480,000 shares of common stock on behalf of the affiliated entity during the period beginning on the later of (i) March 16, 2026, and (ii) the third trading day following disclosure of the Company’s financial results on Form 10-K for the year ended December 31, 2025, and ending September 16, 2026, subject to earlier termination in accordance with the terms of the Richison 10b5-1 Plan and applicable laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Paycom Software, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Paycom Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.

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

February 19, 2026

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

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows, Years Ended December 31, 2025, 2024 and 2023

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

3.2

Amended and Restated Bylaws of Paycom Software, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A dated February 18, 2026, filed with the SEC on February 19, 2026).

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

10.3.1+

First Amendment to the Paycom Software, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2025, filed with the SEC on November 6, 2025).

10.3.2*+	Form of Restricted Stock Unit Award Agreement – Time-Based Vesting (Executive) under the Paycom Software, Inc. 2023 Long Term Incentive Plan.

Exhibit No.	Description
10.3.3+

Form of Restricted Stock Award Agreement – Time-Based Vesting (Executive) under the Paycom Software, Inc. 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023).

10.3.4*+	Form of Restricted Stock Unit Award Agreement – Performance-Based Vesting under the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

10.3.5*+	Form of Restricted Stock Award Agreement – Market-Based Vesting under the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

10.3.6*+	Form of Restricted Stock Award Agreement – Time-Based Vesting (Non-Executive) under the Paycom Software, Inc. 2023 Long Term Incentive Plan.

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

10.4.3*+	Letter Agreement, by and between Paycom Software, Inc. and Chad Richison, dated February 18, 2026.

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

10.7.1*+	Independent Consultant and Services Agreement, by and between Paycom Payroll, LLC and Amy Walker, dated January 23, 2026.

10.7.2*+	Release and Award Cancellation and Acceleration Agreement, by and between Paycom Software, Inc. and Amy Walker, dated January 23, 2026.

10.8+

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

10.10+

Letter Agreement, by and among Paycom Software, Inc., Paycom Payroll Holdings, LLC, Paycom Payroll, LLC and Shane Hadlock, dated August 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 13, 2025, filed with the SEC on August 18, 2025).

10.10.1*+	Letter Agreement, by and between Paycom Software, Inc. and Shane Hadlock, dated February 18, 2026.

Exhibit No.	Description
10.11+

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

10.13+

Amended and Restated Executive Employment Agreement by and between Paycom Software, Inc. and Jeffrey D. York, dated March 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020).

10.13.1+

Letter Agreement, by and between Paycom Software, Inc. and Jeffrey D. York, dated April 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2021, filed with the SEC on April 7, 2021).

10.13.2*+	Amendment to Executive Employment Agreement, by and between Paycom Software, Inc. and Jeffrey D. York, dated January 23, 2026.

10.14+	Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.14.1+

First Amendment to Paycom Software, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019).

10.15	Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2015, filed with the SEC on May 8, 2015).

10.15.1

First Amendment to the Paycom Software, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2025, filed with the SEC on November 6, 2025).

10.16†

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

10.16.1†

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

10.16.2†

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

19.1

Paycom Software, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025).

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

97.1

Paycom Software, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024).

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

PAYCOM SOFTWARE, INC.

Date:	February 19, 2026	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 19, 2026

/s/ Chad Richison
Chad Richison
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