Form 10-Q
period 2026-03-31
Paycom Software, Inc.
filed 2026-05-07
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 28, 2026, there were 47,631,450 shares of common stock, par value of $0.01 per share, outstanding, including 1,004,352 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$153.9	$370.0
Accounts receivable	51.3	44.9
Prepaid expenses	58.0	47.5
Inventory	1.5	1.7
Income tax receivable	20.6	78.2
Deferred contract costs	164.1	159.5
Current assets before funds held for clients	449.4	701.8
Funds held for clients	2,624.6	5,137.0
Total current assets	3,074.0	5,838.8
Property and equipment, net	669.0	687.3
Intangible assets, net	34.0	37.4
Goodwill	51.9	51.9
Long-term deferred contract costs	872.8	857.4
Operating lease right-of-use assets	86.2	89.4
Other assets	33.8	36.5
Total assets	$4,821.8	$7,598.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9.4	$6.6
Accrued commissions and bonuses	14.2	28.2
Accrued payroll and vacation	42.6	60.1
Deferred revenue	32.3	28.3
Operating lease liabilities	28.6	28.4
Accrued expenses and other current liabilities	87.7	79.8
Current liabilities before client funds obligation	214.8	231.4
Client funds obligation	2,624.7	5,137.0
Total current liabilities	2,839.5	5,368.4
Deferred income tax liabilities, net	306.6	304.4
Long-term deferred revenue	121.7	121.9
Long-term debt	675.0	—
Long-term operating lease liabilities	60.0	61.9
Other long-term liabilities	7.2	10.6
Total long-term liabilities	1,170.6	498.8
Total liabilities	4,010.1	5,867.2
Commitments and contingencies (Note 12 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100.0 shares authorized, 63.7 and 63.6 shares issued at March 31, 2026 and December 31, 2025, respectively; 46.6 and 54.8 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	0.6	0.6
Additional paid-in capital	887.3	878.4
Retained earnings	2,393.8	2,255.6
Accumulated other comprehensive earnings (loss)	(0.6)	0.3
Treasury stock, at cost (17.1 and 8.8 shares at March 31, 2026 and December 31, 2025, respectively)	(2,469.4)	(1,403.4)
Total stockholders’ equity	811.7	1,731.5
Total liabilities and stockholders’ equity	$4,821.8	$7,598.7

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Recurring and other	$544.0	$500.0
Interest on funds held for clients	27.8	30.5
Total revenues	571.9	530.5
Cost of revenues
Operating expenses	62.9	66.3
Depreciation and amortization	24.4	18.3
Total cost of revenues	87.3	84.6
Administrative expenses
Sales and marketing	117.6	110.9
Research and development	60.7	62.3
General and administrative	69.4	66.0
Depreciation and amortization	26.7	21.6
Total administrative expenses	274.3	260.8
Total operating expenses	361.7	345.4
Operating income	210.2	185.1
Interest expense	(4.0)	(0.8)
Other income, net	9.1	6.0
Income before income taxes	215.3	190.3
Provision for income taxes	59.5	50.9
Net income	$155.7	$139.4
Earnings per share, basic	$3.05	$2.49
Earnings per share, diluted	$3.04	$2.48
Weighted average shares outstanding:
Basic	51.1	56.0
Diluted	51.2	56.3
Comprehensive earnings:
Net income	$155.7	$139.4
Unrealized net gains (losses) on available-for-sale securities	(0.7)	0.6
Tax effect	(0.2)	(0.1)
Other comprehensive income (loss), net of tax	(0.9)	0.5
Comprehensive earnings	$154.9	$139.9

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in millions)

	Three Months Ended March 31,
	2026	2025
Common stock:
Balance at beginning of period	$0.6	$0.6
Vesting of restricted stock	—	—
Balance at end of period	0.6	0.6

Additional paid-in capital:
Balance at beginning of period	878.4	724.8
Stock-based compensation	9.5	28.0
Employee stock purchase program	(0.6)	—
Balance at end of period	887.3	752.8

Retained earnings:
Balance at beginning of period	2,255.6	1,887.5
Net income	155.7	139.4
Dividends declared ($0.375 per share)	(17.5)	(21.4)
Balance at end of period	2,393.8	2,005.5

Accumulated other comprehensive earnings (loss):
Balance at beginning of period	0.3	(0.6)
Other comprehensive earnings (loss), net of tax	(0.9)	0.5
Balance at end of period	(0.6)	(0.1)

Treasury stock:
Balance at beginning of period	(1,403.4)	(1,036.4)
Repurchases of common stock	(1,070.8)	(5.2)
Employee stock purchase program	4.9	—
Balance at end of period	(2,469.4)	(1,041.6)
Total stockholders’ equity	$811.7	$1,717.2

	Three Months Ended March 31,
	2026	2025
Common stock:
Shares at beginning of period	63.6	63.0
Vesting of restricted stock	0.1	0.1
Shares at end of period	63.7	63.1

Treasury stock:
Shares at beginning of period	8.8	7.1
Repurchases of common stock	8.4	—
Employee stock purchase program(1)	—	—
Shares at end of period	17.1	7.1
Shares outstanding at end of period	46.6	56.0
(1)
During the three months ended March 31, 2026, we issued 33,997 shares of common stock from treasury shares for purchases under our employee stock purchase program.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$155.7	$139.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.1	39.9
Stock-based compensation expense	14.1	22.2
Amortization of debt issuance costs	0.2	0.3
Loss on disposition of property and equipment	2.9	—
Accretion of discount on available-for-sale securities	(1.3)	(1.3)
Non-cash marketing expense	0.1	0.4
Deferred income taxes, net	2.0	(6.2)
Gain on modification of naming rights agreement	(9.0)	—
Other	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	(4.6)	7.9
Prepaid expenses	(15.1)	(4.5)
Inventory	0.1	—
Other assets	2.4	0.3
Deferred contract costs	(20.1)	(31.4)
Income taxes, net	57.6	54.9
Accounts payable	2.4	(14.4)
Accrued commissions and bonuses	(13.9)	(13.4)
Accrued payroll and vacation	(17.5)	(12.5)
Deferred revenue	3.9	4.1
Accrued expenses and other liabilities	1.5	(4.0)
Net change in operating right-of-use assets and operating lease liabilities	1.4	0.7
Net cash provided by operating activities	213.8	182.5
Cash flows from investing activities
Purchases of investments from funds held for clients	(166.6)	(342.2)
Proceeds from investments from funds held for clients	167.0	—
Purchases of property and equipment	(31.2)	(37.7)
Net cash used in investing activities	(30.8)	(379.9)
Cash flows from financing activities
Proceeds from borrowings under credit facility	675.0	—
Repurchases of common stock	(1,054.3)	—
Withholding taxes paid related to net share settlements	(6.1)	(5.2)
Dividends paid	(17.7)	(21.1)
Proceeds from employee stock purchase plan	3.6	—
Net change in client funds obligation	(2,512.3)	(1,426.0)
Net cash used in financing activities	(2,911.8)	(1,452.3)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,728.8)	(1,649.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	5,132.5	4,042.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,403.8	$2,393.1

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in millions)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$153.9	$520.8
Restricted cash included in funds held for clients	2,249.8	1,872.3
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,403.8	$2,393.1

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$2.0	$5.5
Stock-based compensation for capitalized software	$0.3	$5.3
Right-of-use assets obtained in exchange for operating lease liabilities	$2.9	$2.2

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature that are necessary for the fair presentation of our results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year.

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

Dollar amounts are presented in millions, except amounts per share. As a result, some amounts may not sum or recalculate exactly due to rounding. All percentages have been calculated using unrounded amounts.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU using a retrospective application approach on December 31, 2025. See Note 13 “Income Taxes” for further information.

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

In the third quarter of 2025, we completed an assessment of the useful lives of our servers and network equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years, effective as of the beginning of the third quarter of 2025. This change in accounting estimate has been applied prospectively and resulted in an immaterial decrease to depreciation and amortization expense for the three months ended March 31, 2026.

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

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”) function (which is fulfilled by our Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer allocates resources and assesses performance based upon financial information at the consolidated level. See Note 14 “Segment Reporting” for additional information.

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

Stock Repurchase Plan

In May 2016, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. Since the initial authorization of the stock repurchase plan, our Board of Directors has amended and extended and authorized new stock repurchase plans from time to time. In July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. On March 5, 2026, our Board of Directors authorized the Company to repurchase up to an additional $200.0 million of shares of our common stock. On March 12, 2026, our Board of Directors replenished the stock repurchase plan such that the aggregate value of shares of common stock that could be repurchased under the stock repurchase plan was $750.0 million, and as of March 31, 2026, there was $750.0 million available for repurchases under the stock repurchase plan. On May 4, 2026, our Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. See Note 15 “Subsequent Events.” Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

During the three months ended March 31, 2026, we repurchased an aggregate of 8,375,443 shares of our common stock at an average cost of $126.61 per share, including 47,844 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards.

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

Recurring and Other Revenues

Recurring revenues are derived primarily from our payroll, talent acquisition, talent management, HR management and time and labor management applications, fees charged for form ﬁlings and delivery of client payroll checks and reports, and revenues associated with background checks and income and employment verification services. For a description of our applications, refer to Part I, Item 1, “Business,” in the Form 10-K.

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

For additional information, see Note 14 “Segment Reporting.”

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

Changes in deferred revenue for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$150.2	$144.6
Recognition of revenue included in beginning of period balance	(9.0)	(9.5)
Contract balance, net of revenue recognized during the period	12.9	13.6
Balance, end of period	$154.1	$148.7

We expect to recognize $26.4 million of deferred revenue in the remainder of 2026, $26.5 million in 2027, and $101.1 million thereafter.

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

The assets related to both costs to obtain, and costs to fulfill, contracts with clients are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill a contract is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the three months ended March 31, 2026 or 2025.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended March 31, 2026
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$469.1	$32.2	$(19.6)	$481.7
Costs to fulfill a contract	$547.8	$28.8	$(21.4)	$555.1

	As of and for the Three Months Ended March 31, 2025
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$425.7	$33.3	$(17.6)	$441.4
Costs to fulfill a contract	$498.3	$34.8	$(18.5)	$514.6

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	March 31, 2026	December 31, 2025
Property and equipment
Software and capitalized software development costs	$690.8	$667.6
Buildings	305.3	304.4
Computer equipment	308.2	303.7
Rental clocks	54.4	53.1
Furniture, fixtures and equipment	43.6	43.3
Other	20.9	21.0
	1,423.2	1,393.1
Less: accumulated depreciation and amortization	(790.7)	(743.5)
	632.5	649.6
Construction in progress	—	1.2
Land	36.5	36.5
Property and equipment, net	$669.0	$687.3

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40, “Other Assets and Deferred Costs”. For the three months ended March 31, 2026 and 2025, we capitalized $25.3 million and $33.7 million, respectively, of software development costs related to software developed or obtained for internal use.

Rental clocks included in property and equipment, net in the consolidated balance sheets, represent time clocks issued to clients under month-to-month operating leases. As such, these items are transferred from inventory to property and equipment and depreciated over their estimated useful lives.

For the three months ended March 31, 2026 and 2025, we incurred interest costs of $4.0 million and $0.8 million, respectively, none of which was capitalized.

Depreciation and amortization expense for property and equipment was $47.7 million and $39.0 million for the three months ended March 31, 2026 and 2025, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both March 31, 2026 and December 31, 2025, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2025, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of March 31, 2026 and December 31, 2025, there were no indicators of impairment.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. As a result of the July 2025 amendment to the naming rights agreement, the Company recognized a $35.6 million gain during the quarter ended September 30, 2025 with respect to the released portion of the liability. In March 2026, a contingency specified in the July 2025 amendment was met, resulting in a reduction in the annual sponsorship fee for the remainder of the amended agreement term. As a result, the Company recognized a $9.0 million gain during the three months ended March 31, 2026, which is included in other income, net in the consolidated statements of comprehensive income.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	March 31, 2026
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	2.5	$60.2	$(26.2)	$34.0

	December 31, 2025
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	2.8	$60.2	$(22.8)	$37.4

Amortization of intangible assets for the three months ended March 31, 2026 and 2025, was $3.4 million and $1.0 million, respectively. We estimate the aggregate amortization expense will be $10.2 million for the remainder of 2026, $13.6 million for 2027, and $10.2 million for 2028.

6.
LONG-TERM DEBT

Paycom Payroll, LLC (the “Borrower”), Software, and certain other subsidiaries of Software (collectively, the “Loan Parties”) are party to a credit agreement (as amended or amended and restated from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”), as a lender, the administrative agent, the swingline lender and the issuing bank, and the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), which provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $1.46 billion as of March 31, 2026. The aggregate commitments under the Revolving Credit Facility were increased from $1.0 billion to $1.46 billion on March 12, 2026, pursuant to an Increasing Lender Supplement by and among the Borrower, the Administrative Agent and certain other lenders. On April 23, 2026, the Credit Agreement was amended and restated and the aggregate commitments under the Revolving Credit Facility were increased to $2.125 billion. See Note 15 “Subsequent Events.”

The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. All loans under the Credit Agreement will mature on April 23, 2031 (the “Scheduled Maturity Date”). The Revolving Credit Facility provides for no scheduled principal amortization, with all outstanding borrowings due at the Scheduled Maturity Date. Borrowings under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

The proceeds of the loan and letters of credit under the Credit Agreement are to be used for ongoing working capital and general corporate purposes, including permitted acquisitions and share repurchases.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (a) the term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (the “Term SOFR Rate”) or (b) in the event that the Term SOFR Rate is unavailable, the daily SOFR, plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.

We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the Revolving Credit Facility based on the applicable rate per annum of (i) 0.20% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.225% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.25% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 0.275% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.

Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

The Credit Agreement requires us to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. In addition, certain Restricted Payments (as defined in the Credit Agreement), including dividend payments and share repurchases, are permitted if certain conditions are met. Restricted Payments that do not exceed $50.0 million in any fiscal year are permitted. In addition, Restricted Payments are permitted if immediately before and after giving pro forma effect to such Restricted Payment, our consolidated leverage ratio on a pro forma basis is less than 3.0 to 1.0. The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions (including swap agreements and sale and leaseback transactions), pay dividends or distributions on our capital stock, and enter into transactions with affiliates, in each case subject to customary exceptions.

The events of default under the Credit Agreement include, among others, payment defaults, breaches of covenants, defaults under the related loan documents, material misrepresentations, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults, certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended, invalidity of the Credit Agreement or the related loan documents and change in control events. The occurrence of an event of default could result in the acceleration of our obligations under the Credit Agreement, the requirement to post cash collateral with respect to letters of credit, the termination of the Lenders’ commitments and a 2.0% increase in the rate of interest.

As of March 31, 2026, we were in compliance with these covenants.

As of March 31, 2026, there was $675.0 million outstanding under the Revolving Credit Facility. The carrying value of our total long-term debt approximated its fair value. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities. Unamortized debt issuance costs of $1.3 million as of March 31, 2026 are included in other assets on our consolidated balance sheets.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	March 31, 2026
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$153.9	$—	$—	$153.9
Funds held for clients cash and cash equivalents	2,249.8	—	—	2,249.8
Available-for-sale securities(1):
U.S. treasury securities	299.7	0.3	(0.2)	299.8
Certificates of deposit	75.0	—	—	75.0
Total investments	$2,778.5	$0.3	$(0.2)	$2,778.5

	December 31, 2025
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$370.0	$—	$—	$370.0
Funds held for clients cash and cash equivalents	4,762.5	—	—	4,762.5
Available-for-sale securities(1):
U.S. treasury securities	298.7	0.7	—	299.4
Certificates of deposit	75.0	0.1	—	75.1
Total investments	$5,506.2	$0.8	$—	$5,507.0
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2026, are as follows:

	March 31, 2026
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(0.2)	$240.9	$—	$—	$(0.2)	$240.9
Certificates of deposit	—	75.0	—	—	—	75.0
Total	$(0.2)	$240.9	$—	$—	$(0.2)	$240.9

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2025, are as follows:

December 31, 2025
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Certificates of deposit	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the three months ended March 31, 2026 or 2025. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended March 31, 2026 or 2025.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the three months ended March 31, 2026 or 2025. We believe it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of March 31, 2026, our U.S. treasury securities held a rating of AA+.

Expected maturities of available-for-sale securities at March 31, 2026 are as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$374.7	$374.8

8.
FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients, client funds obligation and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and client funds obligation approximates fair value. See Note 6 “Long-Term Debt” for discussion of the fair value of our debt.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026

	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$299.8	$—	$299.8
Certificates of deposit	$—	$75.0	$—	$75.0

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$299.4	$—	$299.4
Certificates of deposit	$—	$75.1	$—	$75.1

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees over the age of 18 who have completed 30 days of service are eligible to participate in our employee savings plan (401(k) plan). We have made a Qualified Automatic Contribution Arrangement (“QACA”) election, whereby the Company matches the contribution of our employees equal to 100% of the first 1% of salary deferrals and 50% of salary deferrals between

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

2% and 6%, up to a maximum matching contribution of 3.5% of an employee’s salary each plan year. We are allowed to make additional discretionary matching contributions and discretionary profit sharing contributions. Employees are 100% vested in amounts attributable to salary deferrals and rollover contributions. The QACA matching contributions as well as the discretionary matching and profit sharing contributions vest 100% after two years of employment from the date of hire. Matching contributions were $5.0 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively.

The Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”) has overlapping offering periods, with each offering period lasting approximately 24 months. At the beginning of each offering period, eligible employees may elect to contribute, through payroll deductions, up to 10% of their compensation, subject to an annual per-employee maximum of $25,000. Eligible employees purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the shares on the exercise date. The maximum number of shares that may be purchased by a participant during each offering period is 2,000 shares, subject to limits specified by the Internal Revenue Service. The maximum aggregate number of shares of the Company’s common stock that may be purchased by all participants under the ESPP is 2.0 million shares. During the three months ended March 31, 2026, eligible employees purchased 33,997 shares of common stock under the ESPP, all of which were issued from treasury stock. During the three months ended March 31, 2025, eligible employees purchased 28,473 shares of common stock under the ESPP, all of which were purchased in the open market. Compensation expense related to the ESPP is recognized on a straight-line basis over the requisite service period.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$155.7	$139.4
Denominator:
Basic weighted average shares outstanding (in thousands)	51,088	55,973
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	83	306
Diluted weighted average shares outstanding (in thousands)	51,171	56,279
Earnings per share:
Basic	$3.05	$2.49
Diluted	$3.04	$2.48

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the three months ended March 31, 2026, awards were granted pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2026	2025
Non-cash stock-based compensation expense:
Operating expenses	$2.2	$3.0
Sales and marketing	4.1	5.9
Research and development	(0.1)	6.9
General and administrative	7.8	6.4
Total non-cash stock-based compensation expense	$14.1	$22.2

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested equity incentive awards as of March 31, 2026:

	Restricted Stock Awards	Restricted Stock Units
Unrecognized compensation cost	$125.1	$39.5
Weighted average period for recognition (years)	2.2	1.9

We capitalized stock-based compensation costs related to software developed for internal use of $0.3 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively.

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

The following table summarizes restricted stock awards activity for the three months ended March 31, 2026:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2025	1,133.3	$216.76	166.4	$253.59
Granted	2.7	$129.42	—	$—
Vested	(20.1)	$195.01	—	$—
Forfeited	(192.3)	$216.00	(22.4)	$243.23
Unvested shares of restricted stock outstanding at March 31, 2026	923.7	$217.13	144.0	$255.21

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table summarizes restricted stock unit awards activity for the three months ended March 31, 2026:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2025	76.5	$209.86	80.2	$213.17
Granted	134.7	$124.22	134.7	$124.22
Vested	(26.1)	$208.46	(80.1)	$213.06
Forfeited	(5.6)	$213.06	—	$—
Unvested restricted stock units outstanding at March 31, 2026	179.5	$145.69	134.9	$124.40

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

13.
INCOME TAXES

The Company’s effective income tax rate was 27.7% and 26.8% for the three months ended March 31, 2026 and 2025, respectively. The higher effective tax rate for the three months ended March 31, 2026 was primarily attributable to a decreased research and development credit for the quarter ended March 31, 2026.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Revenues
Recurring	$537.3	$493.4
Implementation and other	6.7	6.6
Interest on funds held for clients	27.8	30.5
Total revenues	571.9	530.5
Cost of revenues
Operating expenses	62.9	66.3
Depreciation and amortization	24.4	18.3
Total cost of revenues	87.3	84.6
Gross profit	484.5	445.9
Administrative expenses
Sales and marketing	117.6	110.9
Research and development	60.7	62.3
General and administrative	69.4	66.0
Depreciation and amortization	26.7	21.6
Total administrative expenses	274.3	260.8
Total operating expenses	361.7	345.4
Operating income	210.2	185.1
Interest expense	(4.0)	(0.8)
Other income, net	9.1	6.0
Income before income taxes	215.3	190.3
Provision for income taxes	59.5	50.9
Net income	$155.7	$139.4

15.
SUBSEQUENT EVENTS

Amended and Restated Credit Agreement

As described in Note 6 “Long-Term Debt,” on April 23, 2026, the Credit Agreement was amended and restated and the aggregate commitments under the Revolving Credit Facility were increased to $2.125 billion. The Credit Agreement also provides the Borrower the ability to request an incremental facility of up to an additional $750.0 million, subject to obtaining additional lender commitments and certain approvals and satisfying other conditions. All loans under the Credit Agreement will mature on April 23, 2031. The obligations of the Loan Parties under the Credit Agreement are secured by a senior security interest in all personal property of the Loan Parties.

The Credit Agreement contains customary affirmative and negative covenants that, except as described below, are consistent with the covenants in the Credit Agreement prior to it being amended and restated. Under the Credit Agreement, the Loan Parties are required to maintain, as of the end of each fiscal quarter, a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. In addition, certain Restricted Payments (as defined in the Credit Agreement), including dividend payments and share repurchases, are permitted if certain conditions are met. Restricted Payments that do not exceed $50.0 million in any fiscal year are permitted. In addition, Restricted Payments are permitted if immediately before and after giving pro forma effect to such Restricted Payment, our consolidated leverage ratio on a pro forma basis is less than 3.0 to 1.0. The Credit Agreement permits the Loan Parties to incur additional pari passu or junior indebtedness so long as (i) after giving pro forma effect to the incurrence of all such indebtedness, the consolidated leverage ratio determined on a pro forma basis, as of the end of each fiscal quarter, does not exceed (a) 3.0 to 1.0, if the additional indebtedness is secured, and (b) 3.5 to 1.0, if the additional indebtedness is unsecured, and (ii) certain other customary terms are met prior to or simultaneously with the incurrence of such indebtedness (any such indebtedness, “Ratio Debt”). Furthermore, the Credit Agreement provides that if at any time any Ratio Debt contains one or more financial maintenance covenants that are more restrictive than the financial maintenance covenants then applicable to the Revolving Credit Facility and the credit facility

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

established pursuant to the Credit Agreement consisting of the term loan commitments and term loans, then, after the incurrence of such indebtedness, the covenants related to the consolidated leverage ratio and consolidated interest coverage ratio will be deemed amended so that the Lenders will receive the benefit of such additional or more restrictive financial maintenance covenant. The Credit Agreement reflects amendments to certain other negative covenants, including those limiting the ability of the Loan Parties to grant liens, incur debt, make investments, dispose of assets, pay dividends or distributions on their capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

For a description of the (i) interest rates on all borrowings, (ii) quarterly commitment fee, (iii) use of proceeds, and (iv) events of default, under the Credit Agreement and related to the borrowings thereunder, see Note 6 “Long-Term Debt.” As of April 23, 2026, the principal amount outstanding under the Revolving Credit Facility was approximately $675.0 million.

New Stock Repurchase Plan

On May 4, 2026, our Board of Directors approved a new stock repurchase plan. Pursuant to the new stock repurchase plan, the Company may repurchase up to $2.0 billion of shares of common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The new repurchase plan does not have an expiration date. The actual timing, number and value of shares repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and other corporate considerations. The repurchase plan may be suspended or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2026, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2025, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in millions unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results, including macroeconomic factors; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution, as well as how certain applications may impact client employee usage and client satisfaction; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how the performance of certain of our offerings is sensitive to changes in the labor market; our plan to add sales teams and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan using cash and/or borrowings under our senior secured revolving credit facility (the “Revolving Credit Facility”). In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

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
•
our ability to develop enhancements and new applications and to keep pace with emerging technologies;
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

We believe our strategy of focusing on incorporating AI and automation across our full solution is an important differentiator for attracting new clients and key to long-term client satisfaction and client retention. Our software vision is that people should not perform payroll-related and HCM-related tasks that systems can automate. We have designed our software so users do not have to be system experts or even need training to access information. For example, our industry-first command-driven AI engine, IWant™, provides an easy, automated avenue for seeking information about employee data without having to navigate through the software.

Our continued growth depends on attracting new clients by continuing to leverage our sales force productivity, penetrating existing markets and expanding into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our recurring revenue growth. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase recurring revenues in the future. In addition, we plan to add sales teams in the future to further expand our market presence.

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

We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. treasury securities until they are paid to the applicable tax or regulatory agencies or to client employees. As we introduce new applications, expand our client base and renew and expand relationships with existing clients, we expect our average funds held for clients balance and, accordingly, interest earned on funds held for clients, will increase; however, the amount of interest we earn is impacted by changes in interest rates.

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

Growing our business has resulted in, and may continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs (including those related to our full solution automation and AI initiatives) and general and administrative expenses, which have increased and may continue to increase our expenses. Historically, our revenue growth and geographic expansion have driven increases in (i) facility costs related to data centers, the expansion of our corporate headquarters, operations facilities and additional sales office leases and (ii) salaries and benefits and stock-based compensation expense. Automating our core business systems is creating new efficiencies that have led to reductions in headcount and, as a result, contributed to decreases in certain employee-related expenses during the three months ended March 31, 2026, as compared to the prior year period.

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as period-over-period changes with respect to each line item:

	Three Months Ended March 31,
	2026		2025		% Change
Revenues
Recurring and other	$544.0	95.1%	$500.0	94.2%	8.8%
Interest on funds held for clients	27.8	4.9%	30.5	5.8%	-8.9%
Total revenues	571.9	100.0%	530.5	100.0%	7.8%
Cost of revenues
Operating expenses	62.9	11.0%	66.3	12.5%	-5.1%
Depreciation and amortization	24.4	4.3%	18.3	3.5%	33.3%
Total cost of revenues	87.3	15.3%	84.6	15.9%	3.2%
Administrative expenses
Sales and marketing	117.6	20.6%	110.9	20.9%	6.1%
Research and development	60.7	10.6%	62.3	11.7%	-2.5%
General and administrative	69.4	12.1%	66.0	12.4%	5.3%
Depreciation and amortization	26.7	4.7%	21.6	4.1%	23.2%
Total administrative expenses	274.3	48.0%	260.8	49.1%	5.2%
Total operating expenses	361.7	63.2%	345.4	65.1%	4.7%
Operating income	210.2	36.8%	185.1	34.9%	13.5%
Interest expense	(4.0)	-0.7%	(0.8)	-0.1%	416.3%
Other income, net	9.1	1.6%	6.0	1.1%	54.0%
Income before income taxes	215.3	37.6%	190.3	35.9%	13.1%
Provision for income taxes	59.5	10.4%	50.9	9.6%	16.9%
Net income	$155.7	27.2%	$139.4	26.3%	11.8%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, additions and increased usage of existing products and services, and the realization of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers.

Interest on Funds Held for Clients

The impact of lower interest rates during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was partially offset by an increase in average funds held for client balances, but nonetheless resulted in decreased interest earned on funds held for clients for the three months ended March 31, 2026 as compared to the same period in 2025. The average daily balance of funds held for clients was $3.1 billion and $2.9 billion for the three months ended March 31, 2026 and 2025, respectively.

Expenses

Cost of Revenues

During the three months ended March 31, 2026, operating expenses decreased from the comparable prior year period by $3.4 million, primarily due to a $4.6 million decrease in employee-related expenses, partially offset by increases in banking-related fees and shipping and supplies fees. Depreciation and amortization expense increased $6.1 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other related fixed assets, partially offset by the impact of an increase in the estimated useful lives of servers and network equipment implemented in the third quarter of 2025.

Administrative Expenses

Sales and Marketing

During the three months ended March 31, 2026, sales and marketing expenses increased from the comparable prior year period by $6.7 million, primarily due to a $7.1 million increase in marketing and advertising expense and a $3.0 million increase in other expenses, partially offset by a decrease in employee-related expenses.

Research and Development

During the three months ended March 31, 2026, research and development expenses decreased from the comparable prior year period primarily due to a decrease in employee-related expenses.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	% Change
Capitalized portion of research and development	$25.3	$33.7	-25%
Expensed portion of research and development	60.7	62.3	-3%
Total research and development costs	$86.0	$96.0	-10%

General and Administrative

During the three months ended March 31, 2026, general and administrative expenses increased $3.5 million from the comparable prior year period due to a $4.1 million increase in technology and communications expense and a $3.8 million increase in other expenses, partially offset by a $4.0 million decrease in employee-related expenses and a $0.4 million decrease in accounting and legal expenses.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2026	2025	% Change
Operating expenses	$2.2	$3.0	-26%
Sales and marketing	4.1	5.9	-30%
Research and development	(0.1)	6.9	-101%
General and administrative	7.8	6.4	23%
Total non-cash stock-based compensation expense	$14.1	$22.2	-37%

Depreciation and Amortization

During the three months ended March 31, 2026, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets, which was partially offset by the impact of an increase in the estimated useful lives of servers and network equipment implemented in the third quarter of 2025.

Interest Expense

The increase in interest expense for the three months ended March 31, 2026, as compared to the prior year period, was primarily due to the timing and amount of borrowings outstanding under the Revolving Credit Facility.

Other Income, net

Other income, net increased for the three months ended March 31, 2026 compared to the prior year period, primarily due to a $9.0 million gain resulting from the July 2025 amendment to the naming rights agreement. See Note 5 “Goodwill and Intangible Assets, Net.” This increase was partially offset by a $2.9 million loss on the disposition of property and equipment. In addition, lower interest income earned on corporate funds, driven by lower average interest rates, partially offset the increase in other income, net. For the three months ended March 31, 2026 and 2025, interest income earned on corporate funds was $1.9 million and $4.7 million, respectively.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 27.7% and 26.8% for the three months ended March 31, 2026 and 2025, respectively. The higher effective tax rate for the three months ended March 31, 2026 was primarily attributable to a decreased research and development credit for the quarter ended March 31, 2026.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $2.125 billion Revolving Credit Facility, which can be accessed as needed to supplement our operating cash flow and cash balances. As of March 31, 2026, we had $675.0 million of outstanding borrowings under the Revolving Credit Facility, and we used these borrowings to fund stock repurchases.

We fund our operations primarily from cash flows generated from operations. Historically, we have funded all ongoing capital expenditures, cash dividends and stock repurchases from available cash. During the first quarter of 2026, we borrowed $675.0 million under the Revolving Credit Facility to support our stock repurchase program. We may determine that it is appropriate to fund future stock repurchases or other capital requirements in the future from a combination of available cash and additional borrowings under the Revolving Credit Facility. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, service debt, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

Credit Agreement. We are party to a credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, the administrative agent, the swingline lender and the issuing bank, and the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”). On April 23, 2026, the Credit Agreement was amended and restated and the aggregate commitments under the Revolving Credit Facility were increased to $2.125 billion. See Note 15 “Subsequent Events.” All loans under the Credit Agreement will mature on April 23, 2031 (the “Scheduled Maturity Date”). Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate (“ABR”) plus an applicable margin (“ABR Loans”) or (ii) (a) the term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (the “Term SOFR Rate”) or (b) in the event that the Term SOFR rate is unavailable, the daily SOFR, plus an applicable margin (“SOFR Rate Loans”). ABR is calculated as the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the federal funds rate plus 0.5% and (iii) the Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR as determined pursuant to the foregoing would be less than 1.00%, such rate shall be deemed to be 1.00%. The applicable margin for ABR Loans is (i) 0.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 0.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 0.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 1.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0. The applicable margin for SOFR Rate Loans is (i) 1.25% if the Company’s consolidated leverage ratio is less than 1.0 to 1.0; (ii) 1.50% if the Company’s consolidated leverage ratio is greater than or equal to 1.0 to 1.0 but less than 2.0 to 1.0; (iii) 1.75% if the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0; or (iv) 2.00% if the Company’s consolidated leverage ratio is greater than or equal to 3.0 to 1.0.

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

Under the Credit Agreement, we are required to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. In addition, certain Restricted Payments (as defined in the Credit Agreement), including dividend payments and share repurchases, are permitted if certain conditions are met. Restricted Payments that do not exceed $50.0 million in any fiscal year are permitted. In addition, Restricted Payments are permitted if immediately before and after giving pro forma effect to such Restricted Payment, our consolidated leverage ratio on a pro forma basis is less than 3.0 to 1.0.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. In August 2022, our Board of Directors authorized a stock repurchase plan allowing for the repurchase of up to $1.1 billion of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. The stock repurchase plan was set to expire on August 15, 2024. In July 2024, our Board of Directors increased and extended the stock repurchase plan, such that $1.5 billion is available for repurchases through August 15, 2026. On March 5, 2026, the Board of Directors authorized the repurchase of up to an additional $200.0 million of shares of our common stock. On March 12, 2026, the Board of Directors replenished the stock repurchase plan such that the aggregate value of shares of common stock that could be repurchased under the stock repurchase plan was $750.0 million, and as of March 31, 2026, there was $750.0 million available for repurchases under the stock repurchase plan. On May 4, 2026, our Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the three months ended March 31, 2026, we repurchased an aggregate of 8,375,443 shares of our common stock at an average cost of $126.61 per share, including 47,844 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those individuals resulted in an aggregate cash expenditure of $6.1 million and, as such, we generally subtract the amounts attributable to such withheld shares from the aggregate amount available for future purchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes quarterly dividends paid during 2026:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
February 10, 2026	March 9, 2026	March 23, 2026	$0.375	$17.5
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

On May 4, 2026, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on June 8, 2026 to stockholders of record at the close of business on May 26, 2026.

The declaration, timing and amount of each quarterly cash dividend are subject to the approval of the Board of Directors, including a determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our stockholders, are in compliance with applicable law and are permitted under the Credit Agreement. The Board of Directors retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.

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

In addition, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035. The payments are due in the fourth quarter of each year. In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. As a result of the July 2025 amendment to the naming rights agreement, the Company recognized a $35.6 million gain during the quarter ended September 30, 2025 with respect to the released portion of the liability. In March 2026, a contingency specified in the July 2025 amendment was met, resulting in a reduction in the annual sponsorship fee for the remainder of the amended agreement term. As a result, the Company recognized a $9.0 million gain during the three months ended March 31, 2026, which is included in other income, net in the consolidated statements of comprehensive income.

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

Our cash flows from financing activities are affected by the extent to which we use available cash to purchase shares of common stock under our stock repurchase plan as well as equity incentive award vesting events that result in net share settlements and the Company paying withholding taxes on behalf of certain individuals. Our cash flows from financing activities are also impacted by borrowings. Additionally, we intend to continue to pay a quarterly cash dividend, subject to the discretion of the Board of Directors.

The following table summarizes the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	% Change
Net cash provided by (used in):
Operating activities	$213.8	$182.5	17%
Investing activities	(30.8)	(379.9)	-92%
Financing activities	(2,911.8)	(1,452.3)	100%
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(2,728.8)	$(1,649.7)	65%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2026 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the three months ended March 31, 2025, our operating cash flows for the three months ended March 31, 2026 were negatively impacted by changes in working capital.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 decreased from the comparable prior year period due to a $175.6 million decrease in purchases of investments from funds held for clients, a $167.0 million increase in proceeds from investments from funds held for clients, and a $6.5 million decrease in purchases of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2026 increased from the comparable prior year period due to the impact of a $1,086.3 million change related to the client funds obligation, which reflects the timing of receipts from our clients and payments made on their behalf to employees and applicable taxing authorities, $1,054.3 million increase in repurchases of common stock, and a $0.9 million increase in withholding taxes paid related to net share settlements. These increases were partially offset by $675.0 million of borrowings under the Revolving Credit Facility, a $3.6 million increase in proceeds from the employee stock purchase plan, and a $3.4 million decrease in dividends paid.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. For additional information regarding our naming rights agreement, leases, and our commitments and contingencies, see Note 4 “Goodwill and Intangible Assets, Net”, Note 5 “Leases” and Note 12 “Commitments and Contingencies” in the Form 10-K and Note 5 “Goodwill and Intangible Assets, Net” and Note 12 “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended March 31,
	2026	2025
Net income to adjusted EBITDA:
Net income	$155.7	$139.4
Interest expense	4.0	0.8
Provision for income taxes	59.5	50.9
Depreciation and amortization	51.1	39.9
EBITDA	270.4	231.0
Non-cash stock-based compensation expense	14.1	22.2
Gain on modification of naming rights agreement	(9.0)	—
Adjusted EBITDA	$275.4	$253.2

	Three Months Ended March 31,
	2026	2025
Net income to non-GAAP net income:
Net income	$155.7	$139.4
Non-cash stock-based compensation expense	14.1	22.2
Gain on modification of naming rights agreement	(9.0)	—
Income tax effect on non-GAAP adjustments	0.5	(3.9)
Non-GAAP net income	$161.3	$157.7

Weighted average shares outstanding:
Basic	51.1	56.0
Diluted	51.2	56.3

Earnings per share, basic	$3.05	$2.49
Earnings per share, diluted	$3.04	$2.48
Non-GAAP net income per share, basic	$3.16	$2.82
Non-GAAP net income per share, diluted	$3.15	$2.80

	Three Months Ended March 31,
	2026	2025
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$3.05	$2.49
Non-cash stock-based compensation expense	0.28	0.40
Gain on modification of naming rights agreement	(0.18)	—
Income tax effect on non-GAAP adjustments	0.01	(0.07)
Non-GAAP net income per share, basic	$3.16	$2.82

	Three Months Ended March 31,
	2026	2025
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$3.04	$2.48
Non-cash stock-based compensation expense	0.27	0.39
Gain on modification of naming rights agreement	(0.18)	—
Income tax effect on non-GAAP adjustments	0.01	(0.07)
Non-GAAP net income per share, diluted	$3.15	$2.80

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of March 31, 2026, we had corporate cash and cash equivalents totaling $153.9 million and funds held for clients cash and cash equivalents totaling $2.2 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. Additionally, we had available-for-sale securities totaling $374.8 million included within funds held for clients on the consolidated balance sheets as of March 31, 2026. Our available-for-sale securities consisted of U.S. treasury securities with original maturities of two years or less and a certificate of deposit. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As of March 31, 2026, a hypothetical increase or decrease in interest rates of 100 basis points would result in an approximately $26.1 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate increase in interest rates of 100 basis points would have resulted in a $1.8 million reduction in the aggregate market value of our available-for-sale securities as of March 31, 2026. An immediate decrease in interest rates of 100 basis points would have resulted in a $1.8 million increase in the aggregate market value of our available-for-sale securities as of March 31, 2026. These estimates are based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of March 31, 2026, we had $675.0 million of indebtedness outstanding under the Revolving Credit Facility. Our borrowings under the Revolving Credit Facility bear interest at a floating rate based on a variable reference rate for the interest period in effect, and as a result, we may be exposed to increased interest rate risk. As of March 31, 2026, a hypothetical 100 basis point change in the applicable reference rates would result in a $5.6 million change in our interest expense over the ensuing 12-month period. Please refer to Note 6 “Long-Term Debt” for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 19, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended March 31, 2026 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2026(2)	610,205	$145.54	610,205	$1,020,087,000
February 1 - 28, 2026(3)	5,803,481	$123.04	5,803,481	$306,010,000
March 1 - 31, 2026(4)	1,961,757	$131.28	1,961,757	$750,000,000
Total	8,375,443		8,375,443
(1)
Pursuant to a stock repurchase plan announced on July 31, 2024, we were authorized to purchase (in the aggregate) up to $1.5 billion of our common stock. On March 5, 2026, we announced that our Board of Directors increased the availability under the stock repurchase plan by $200.0 million. On March 12, 2026, our stock repurchase plan was replenished such that the aggregate value of shares of common stock that could be repurchased was $750.0 million. The stock repurchase plan was set to expire on August 15, 2026. On May 4, 2026, we announced a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. Purchases may be made in open market transactions, privately negotiated transactions (including accelerated share repurchases), or by other means.
(2)
Includes 1,469 shares withheld to satisfy tax withholding for certain individuals upon the vesting of equity incentive awards.
(3)
Includes 45,896 shares withheld to satisfy tax withholding for certain individuals upon the vesting of equity incentive awards.
(4)
Includes 479 shares withheld to satisfy tax withholding for certain individuals upon the vesting of equity incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
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

10.1

Letter Agreement, by and between Paycom Software, Inc. and Chad Richison, dated February 18, 2026 (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026).

10.2

Independent Consultant and Services Agreement, by and between Paycom Payroll, LLC and Amy Walker, dated January 23, 2026 (incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026).

10.3

Release and Award Cancellation and Acceleration Agreement, by and between Paycom Software, Inc. and Amy Walker, dated January 23, 2026 (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026).

10.4

Letter Agreement, by and between Paycom Software, Inc. and Shane Hadlock, dated February 18, 2026 (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026).

10.5

Amendment to Executive Employment Agreement, by and between Paycom Software, Inc. and Jeffrey D. York, dated January 23, 2026 (incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026).

10.6*

Amendment No. 3 to Credit Agreement, dated March 4, 2026, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the other lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent.

10.7

Increasing Lender Supplement, dated March 12, 2026, by and among Paycom Payroll, LLC, JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 12, 2026, filed with the SEC on March 12, 2026).

10.8†

Amended and Restated Credit Agreement, dated April 23, 2026, by and among Paycom Software, Inc., Paycom Payroll, LLC, certain other subsidiaries of Paycom Software, Inc. as guarantors, JPMorgan Chase Bank, N.A., as a lender, swingline lender and issuing bank, the other lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2026, filed with the SEC on April 23, 2026).

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

PAYCOM SOFTWARE, INC.

Date:	May 7, 2026	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Robert D. Foster
Robert D. Foster
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)