Form 10-Q
period 2026-06-30
Paycom Software, Inc.
filed 2026-08-06
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 28, 2026, there were 45,071,619 shares of common stock, par value of $0.01 per share, outstanding, including 786,338 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$198.0	$370.0
Accounts receivable	53.5	44.9
Prepaid expenses	53.6	47.5
Inventory	1.7	1.7
Income tax receivable	3.4	78.2
Deferred contract costs	166.8	159.5
Current assets before funds held for clients	476.8	701.8
Funds held for clients	3,006.1	5,137.0
Total current assets	3,482.9	5,838.8
Property and equipment, net	644.7	687.3
Intangible assets, net	30.6	37.4
Goodwill	51.9	51.9
Long-term deferred contract costs	871.3	857.4
Operating lease right-of-use assets	79.4	89.4
Other assets	41.5	36.5
Total assets	$5,202.4	$7,598.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7.6	$6.6
Accrued commissions and bonuses	24.9	28.2
Accrued payroll and vacation	46.6	60.1
Deferred revenue	30.8	28.3
Operating lease liabilities	28.8	28.4
Accrued expenses and other current liabilities	98.6	79.8
Current liabilities before client funds obligation	237.2	231.4
Client funds obligation	3,005.8	5,137.0
Total current liabilities	3,243.1	5,368.4
Deferred income tax liabilities, net	305.1	304.4
Long-term deferred revenue	122.1	121.9
Long-term debt	900.0	—
Long-term operating lease liabilities	54.0	61.9
Other long-term liabilities	6.6	10.6
Total long-term liabilities	1,387.9	498.8
Total liabilities	4,630.9	5,867.2
Commitments and contingencies (Note 12 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100.0 shares authorized, 64.0 and 63.6 shares issued at June 30, 2026 and December 31, 2025, respectively; 44.3 and 54.8 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	0.6	0.6
Additional paid-in capital	904.7	878.4
Retained earnings	2,484.0	2,255.6
Accumulated other comprehensive earnings (loss)	(0.5)	0.3
Treasury stock, at cost (19.7 and 8.8 shares at June 30, 2026 and December 31, 2025, respectively)	(2,817.4)	(1,403.4)
Total stockholders’ equity	571.5	1,731.5
Total liabilities and stockholders’ equity	$5,202.4	$7,598.7

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Recurring and other	$505.2	$455.1	$1,049.2	$955.1
Interest on funds held for clients	26.0	28.5	53.9	59.0
Total revenues	531.2	483.6	1,103.1	1,014.1
Cost of revenues
Operating expenses	64.6	68.4	127.5	134.8
Depreciation and amortization	24.5	19.1	48.9	37.4
Total cost of revenues	89.1	87.5	176.4	172.2
Administrative expenses
Sales and marketing	118.8	116.0	236.4	226.9
Research and development	51.9	74.8	112.6	137.1
General and administrative	77.3	70.2	146.6	135.9
Depreciation and amortization	25.6	22.8	52.3	44.5
Total administrative expenses	273.6	283.8	547.9	544.4
Total operating expenses	362.7	371.3	724.4	716.6
Operating income	168.5	112.3	378.7	297.5
Interest expense	(10.5)	(0.8)	(14.5)	(1.6)
Other income (expense), net	(1.1)	5.7	8.0	11.6
Income before income taxes	156.9	117.2	372.1	307.5
Provision for income taxes	49.5	27.7	109.0	78.6
Net income	$107.4	$89.5	$263.1	$228.9
Earnings per share, basic	$2.34	$1.59	$5.43	$4.08
Earnings per share, diluted	$2.34	$1.58	$5.43	$4.06
Weighted average shares outstanding:
Basic	45.8	56.1	48.4	56.0
Diluted	45.9	56.5	48.5	56.3
Comprehensive earnings:
Net income	$107.4	$89.5	$263.1	$228.9
Unrealized net gains (losses) on available-for-sale securities	(0.2)	(0.1)	(0.8)	0.6
Tax effect	0.3	0.3	0.1	0.1
Other comprehensive income (loss), net of tax	0.1	0.2	(0.7)	0.7
Comprehensive earnings	$107.5	$89.7	$262.4	$229.6

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock:
Balance at beginning of period	$0.6	$0.6	$0.6	$0.6
Vesting of restricted stock	—	—	—	—
Balance at end of period	0.6	0.6	0.6	0.6

Additional paid-in capital:
Balance at beginning of period	887.3	752.8	878.4	724.8
Stock-based compensation	17.5	49.1	27.0	77.0
Employee stock purchase plan	—	—	(0.7)	—
Balance at end of period	904.7	801.9	904.7	801.9

Retained earnings:
Balance at beginning of period	2,393.8	2,005.5	2,255.6	1,887.5
Net income	107.4	89.5	263.1	228.9
Dividends declared ($0.375 per share)	(17.2)	(21.6)	(34.7)	(43.0)
Balance at end of period	2,484.0	2,073.3	2,484.0	2,073.3

Accumulated other comprehensive earnings (loss):
Balance at beginning of period	(0.6)	(0.1)	0.3	(0.6)
Other comprehensive earnings (loss), net of tax	0.1	0.2	(0.7)	0.8
Balance at end of period	(0.5)	0.2	(0.5)	0.2

Treasury stock:
Balance at beginning of period	(2,469.4)	(1,041.6)	(1,403.4)	(1,036.4)
Repurchases of common stock	(349.0)	(32.5)	(1,419.8)	(37.7)
Employee stock purchase plan	1.0	—	5.9	—
Balance at end of period	(2,817.4)	(1,074.1)	(2,817.4)	(1,074.1)
Total stockholders’ equity	$571.5	$1,801.9	$571.5	$1,801.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock:
Shares at beginning of period	63.7	63.1	63.6	63.0
Vesting of restricted stock	0.2	0.4	0.4	0.5
Shares at end of period	64.0	63.5	64.0	63.5

Treasury stock:
Shares at beginning of period	17.1	7.1	8.8	7.1
Repurchases of common stock	2.6	0.1	10.9	0.2
Employee stock purchase plan(1)	—	—	—	—
Shares at end of period	19.7	7.2	19.7	7.2
Shares outstanding at end of period	44.3	56.2	44.3	56.2
(1)
During the three and six months ended June 30, 2026, we issued 6,867 and 40,864 shares of common stock from treasury shares for purchases under our employee stock purchase plan, respectively.

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$263.1	$228.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.2	81.9
Stock-based compensation expense	31.6	60.6
Amortization of debt issuance costs	0.6	0.5
Loss on disposition of property and equipment	5.8	—
Accretion of discount on available-for-sale securities	(1.8)	(4.9)
Non-cash marketing expense	0.1	0.8
Deferred income taxes, net	0.9	0.7
Gain on modification of naming rights agreement	(9.0)	—
Other	(0.2)	0.5
Changes in operating assets and liabilities:
Accounts receivable	(6.7)	(0.7)
Prepaid expenses	(11.0)	(11.5)
Inventory	—	(0.2)
Other assets	2.3	(0.2)
Deferred contract costs	(21.8)	(45.4)
Income taxes, net	74.8	5.6
Accounts payable	0.7	(3.6)
Accrued commissions and bonuses	(3.3)	(6.7)
Accrued payroll and vacation	(13.5)	—
Deferred revenue	2.7	5.1
Accrued expenses and other liabilities	8.6	(8.0)
Net change in operating right-of-use assets and operating lease liabilities	2.6	1.6
Net cash provided by operating activities	427.6	305.0
Cash flows from investing activities
Purchases of investments from funds held for clients	(166.6)	(465.8)
Proceeds from investments from funds held for clients	167.0	—
Purchases of property and equipment	(54.9)	(99.4)
Net cash used in investing activities	(54.5)	(565.2)
Cash flows from financing activities
Proceeds from borrowings under credit facility	900.0	—
Payment of debt issuance costs	(8.1)	—
Repurchases of common stock	(1,389.7)	—
Withholding taxes paid related to net share settlements	(16.6)	(37.8)
Dividends paid	(35.5)	(42.9)
Proceeds from employee stock purchase plan	4.4	—
Net change in client funds obligation	(2,131.2)	(2,048.8)
Net cash used in financing activities	(2,676.7)	(2,129.5)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,303.6)	(2,389.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	5,132.5	4,042.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,828.9	$1,653.1

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in millions)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$198.0	$532.2
Restricted cash included in funds held for clients	2,631.0	1,120.9
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,828.9	$1,653.1

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$2.9	$11.4
Stock-based compensation for capitalized software	$1.1	$13.7
Right-of-use assets obtained in exchange for operating lease liabilities	$1.6	$5.3

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature that are necessary for the fair presentation of our results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year.

In 2024, the Office of the Comptroller of the Currency (the “OCC”) issued final approval to Paycom National Trust Bank, National Association (the “Paycom National Trust Bank”), our wholly owned subsidiary, to operate as a national trust bank pursuant to the National Bank Act and relevant OCC regulations. The Paycom National Trust Bank is the primary trustee of Paycom Client Trust, our grantor trust (the “Client Trust”), which now holds substantially all client payroll and related funds and is responsible for the oversight and management of those client funds. We have determined that the Client Trust is a variable interest entity that meets the criteria established for consolidation in accordance with Accounting Standards Codification (“ASC”) 810. We are the sole beneficial owner of the Client Trust, and we have the power to direct its activities and a controlling financial interest in its economic performance.

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

In the third quarter of 2025, we completed an assessment of the useful lives of our servers and network equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years, effective as of the beginning of the third quarter of 2025. This change in accounting estimate has been applied prospectively and resulted in an immaterial decrease to depreciation and amortization expense for the three and six months ended June 30, 2026.

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

Stock Repurchase Plan

Our Board of Directors has authorized stock repurchase plans from time to time allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. In July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. On March 5, 2026, our Board of Directors authorized the repurchase of up to an additional $200.0 million of shares of our common stock, and on March 12, 2026, our Board of Directors replenished the stock repurchase plan such that the aggregate value of shares of common stock that could be repurchased under the stock repurchase plan was $750.0 million. On May 4, 2026, our Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. As of June 30, 2026, there was $1,655.5 million available for repurchases under the stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

During the six months ended June 30, 2026, we repurchased an aggregate of 10,945,515 shares of our common stock at an average cost of $128.48 per share, including 125,148 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose additional information about specific expense categories in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects the adoption of this ASU to result in additional disclosures in the notes to its consolidated financial statements and does not expect the adoption to have a material impact on its consolidated results of operations, financial position or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

We consider our commitment in our client contracts to be a series of distinct services that together constitute a single performance obligation that is generally satisfied over time and recognized during each client’s payroll period. The agreed-upon fee is variable consideration that is determined by client usage, billed and collected as part of our processing of the client’s payroll. The client’s use of our applications routinely fluctuates based upon factors that include the number of payrolls run and changes in the client’s employee population. These usage-based fluctuations do not change our core performance obligation to stand ready to provide the client with services over the contractual term. Collectability is reasonably assured as fees are generally collected through an automated clearing house as part of the client’s payroll cycle or through direct wire transfer, which minimizes default risk.

We consider the total price charged to a client in a given period to be indicative of the standalone selling price, as the total amount charged is within a reasonable range of prices typically charged for our goods and services for comparable classes of client groups, which we periodically assess for price adjustments.

Client contracts associated with these revenues vary in duration, with many contracts terminable upon 30 days’ notice and an increasing portion containing longer contractual terms. Substantially all recurring revenue contracts contain consideration that is variable and allocated entirely to a wholly unsatisfied promise to transfer a series of distinct services that forms a single performance obligation. Accordingly, we have elected the practical expedient under ASC 606 and therefore do not disclose the amount of the transaction price allocated to the remaining performance obligations associated with those contracts.

Other revenues consist of nonrefundable implementation fees, which are charged upfront to new clients to offset the expense of new client set-up as well as revenues from the sale of time clocks as part of our time and attendance application. These revenues represent distinct performance obligations from our recurring services. The implementation fee charged to our clients results in an implied performance obligation in the form of a material right to the client related to the client’s option to renew at the end of the contract period. The implementation fee is typically collected upon contract inception and is deferred and recognized ratably over the period in which the client benefits from the material right (currently estimated to be 10 years). We perform an annual analysis of client retention data to support this estimate, and changes in the estimate could materially affect the timing and amount of revenue recognized from these fees.

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

Changes in deferred revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$154.1	$148.7	$150.2	$144.6
Recognition of revenue included in beginning of period balance	(12.6)	(12.0)	(20.3)	(21.4)
Contract balance, net of revenue recognized during the period	11.4	13.0	22.9	26.5
Balance, end of period	$152.9	$149.7	$152.9	$149.7

We expect to recognize $17.9 million of deferred revenue in the remainder of 2026, $25.0 million in 2027, $22.8 million in 2028, and $87.2 million thereafter over the remaining estimated client life. The Company’s deferred revenue balance primarily relates to implementation fees and other performance obligations that are recognized over time and are not subject to the practical expedient described above. These amounts represent unsatisfied performance obligations as defined in ASC 606.

Assets Recognized from the Costs to Obtain and Costs to Fulfill Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to exceed one year. We also recognize an asset for costs to fulfill a contract when such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined that substantially all costs related to implementation activities meet the capitalization criteria under ASC 340-40.

The assets related to both costs to obtain and costs to fulfill contracts with clients are accounted for utilizing a portfolio approach and are capitalized and amortized ratably over the expected period of benefit, which we have determined to be the estimated life of the client relationship of 10 years, primarily because we incur no new costs to obtain or fulfill a contract upon renewal. Additional commission costs incurred when existing clients purchase additional applications relate solely to those applications and are not associated with contract renewals. Furthermore, additional fulfillment costs associated with the implementation of additional applications for existing clients are generally minimal. A change in our client life estimate could have a material impact on the timing and amounts recognized as amortization expense.

The assets related to both costs to obtain and costs to fulfill contracts with clients are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill contracts is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the six months ended June 30, 2026 or 2025.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended June 30, 2026
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$481.7	$17.6	$(19.9)	$479.3
Costs to fulfill a contract	$555.1	$25.6	$(22.0)	$558.7

	As of and for the Three Months Ended June 30, 2025
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$441.4	$21.4	$(18.1)	$444.7
Costs to fulfill a contract	$514.6	$32.5	$(19.4)	$527.7

	As of and for the Six Months Ended June 30, 2026
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$469.1	$49.8	$(39.5)	$479.3
Costs to fulfill a contract	$547.8	$54.3	$(43.5)	$558.7

	As of and for the Six Months Ended June 30, 2025
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$425.7	$54.7	$(35.7)	$444.7
Costs to fulfill a contract	$498.3	$67.3	$(37.9)	$527.7

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	June 30, 2026	December 31, 2025
Property and equipment
Software and capitalized software development costs	$703.2	$667.6
Buildings	307.3	304.4
Computer equipment	314.2	303.7
Rental clocks	55.4	53.1
Furniture, fixtures and equipment	43.5	43.3
Other	20.9	21.0
	1,444.5	1,393.1
Less: accumulated depreciation and amortization	(836.3)	(743.5)
	608.2	649.6
Construction in progress	—	1.2
Land	36.5	36.5
Property and equipment, net	$644.7	$687.3

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40. For the three and six months ended June 30, 2026, we capitalized $15.6 million and $41.0 million, respectively, of software development costs related to software developed or obtained for internal use. For the three and six months ended June 30, 2025, we capitalized $36.9 million and $70.7 million, respectively, of software development costs related to software developed or obtained for internal use.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

For the three and six months ended June 30, 2026, we incurred interest costs of $10.5 million and $14.5 million, respectively, none of which was capitalized. For the three and six months ended June 30, 2025, we incurred interest costs of $0.8 million and $1.6 million, respectively, none of which was capitalized.

Depreciation and amortization expense for property and equipment was $46.7 million and $94.4 million for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense for property and equipment was $41.0 million and $80.0 million for the three and six months ended June 30, 2025, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both June 30, 2026 and December 31, 2025, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2026, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of June 30, 2026 and December 31, 2025, there were no indicators of impairment.

In June 2021, in connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035.

In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. As a result of the July 2025 amendment to the naming rights agreement, the Company recognized a $35.6 million gain during the quarter ended September 30, 2025 with respect to the released portion of the liability. In March 2026, a contingency specified in the July 2025 amendment was met, resulting in a reduction in the annual sponsorship fee for the remainder of the amended agreement term. As a result, the Company recognized a $9.0 million gain, which is included in other income (expense), net in the consolidated statements of comprehensive income for the six months ended June 30, 2026.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	June 30, 2026
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	2.3	$60.2	$(29.6)	$30.6

	December 31, 2025
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	2.8	$60.2	$(22.8)	$37.4

Amortization of intangible assets for the three and six months ended June 30, 2026, was $3.4 million and $6.8 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2025, was $1.0 million and $2.0 million, respectively. We estimate the aggregate amortization expense will be $6.8 million for the remainder of 2026, $13.6 million for 2027, and $10.2 million for 2028.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

6.
LONG-TERM DEBT

Paycom Payroll, LLC (the “Borrower”), Software, and certain other subsidiaries of Software (collectively, the “Loan Parties”) are party to a credit agreement (as amended or amended and restated from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”), as a lender, the administrative agent, the swingline lender and the issuing bank, and the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $2.125 billion as of June 30, 2026.

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

The proceeds of the loans and letters of credit under the Credit Agreement are to be used for ongoing working capital and general corporate purposes, including permitted acquisitions and share repurchases.

The Credit Agreement also permits the Borrower to request an incremental facility of up to an additional $750.0 million, subject to obtaining additional lender commitments and satisfying certain conditions.

Borrowings under the Credit Agreement bear interest, at the Borrower’s election, at either (i) the Alternate Base Rate (“ABR”) plus an applicable margin or (ii) the term Secured Overnight Financing Rate (“Term SOFR Rate”) plus an applicable margin or, if the Term SOFR Rate is unavailable, the daily SOFR plus an applicable margin. The applicable margin is determined based on the Company’s consolidated leverage ratio and ranges from 0.25% to 1.00% for ABR borrowings and from 1.25% to 2.00% for SOFR-based borrowings. ABR is calculated as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) the Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR would be less than 1.00%, such rate shall be deemed to be 1.00%.

We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The applicable commitment fee rate is determined based on the Company’s consolidated leverage ratio and ranges from 0.20% to 0.275% per annum.

Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

The Credit Agreement requires us to maintain as of the end of each fiscal quarter a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. In addition, certain Restricted Payments (as defined in the Credit Agreement), including dividend payments and share repurchases, are permitted if certain conditions are met. Restricted Payments that do not exceed $50.0 million in any fiscal year are permitted. In addition, Restricted Payments are permitted if immediately before and after giving pro forma effect to such Restricted Payment, our consolidated leverage ratio on a pro forma basis is less than 3.0 to 1.0. The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions (including swap agreements and sale and leaseback transactions), pay dividends or distributions on our capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

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

As of June 30, 2026, we were in compliance with these covenants.

As of June 30, 2026, there was $900.0 million outstanding under the Revolving Credit Facility. The carrying value of our total long-term debt approximated its fair value. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities. Unamortized debt issuance costs of $8.9 million as of June 30, 2026 are included in other assets on our consolidated balance sheets.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	June 30, 2026
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$198.0	$—	$—	$198.0
Funds held for clients cash and cash equivalents	2,631.0	—	—	2,631.0
Available-for-sale securities(1):
U.S. treasury securities	300.2	0.1	(0.2)	300.1
Certificates of deposit	75.0	—	—	75.0
Total investments	$3,204.1	$0.1	$(0.2)	$3,204.1

	December 31, 2025
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$370.0	$—	$—	$370.0
Funds held for clients cash and cash equivalents	4,762.5	—	—	4,762.5
Available-for-sale securities(1):
U.S. treasury securities	298.7	0.7	—	299.4
Certificates of deposit	75.0	0.1	—	75.1
Total investments	$5,506.2	$0.8	$—	$5,507.0
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2026, were as follows:

	June 30, 2026
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$(0.2)	$241.2	$—	$—	$(0.2)	$241.2
Certificates of deposit	—	75.0	—	—	—	75.0
Total	$(0.2)	$241.2	$—	$—	$(0.2)	$241.2

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2025, were as follows:

December 31, 2025
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Certificates of deposit	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the six months ended June 30, 2026 or 2025. There were no realized gains or losses on the sale of available-for-sale securities for the six months ended June 30, 2026 or 2025.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the six months ended June 30, 2026 or 2025. We believe it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of June 30, 2026, our U.S. treasury securities held a rating of AA+.

Expected maturities of available-for-sale securities at June 30, 2026 were as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$375.2	$375.1

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026

	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$300.1	$—	$300.1
Certificates of deposit	$—	$75.0	$—	$75.0

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$—	$299.4	$—	$299.4
Certificates of deposit	$—	$75.1	$—	$75.1

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees who meet eligibility requirements may participate in our employee savings plan (401(k) plan). Matching contributions were $3.2 million and $8.3 million for the three and six months ended June 30, 2026, respectively. Matching contributions were $4.2 million and $10.4 million for the three and six months ended June 30, 2025, respectively.

Eligible employees may participate in the Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on the exercise date. During the six months ended June 30, 2026, eligible employees purchased 40,864 shares of common stock under the ESPP, all of which were issued from treasury stock. During the six months ended June 30, 2025, eligible employees purchased 35,284 shares of common stock under the ESPP, all of which were purchased in the open market.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$107.4	$89.5	$263.1	$228.9
Denominator:
Basic weighted average shares outstanding (in thousands)	45,836	56,117	48,448	56,045
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	69	383	45	279
Diluted weighted average shares outstanding (in thousands)	45,905	56,500	48,492	56,324
Earnings per share:
Basic	$2.34	$1.59	$5.43	$4.08
Diluted	$2.34	$1.58	$5.43	$4.06

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the three and six months ended June 30, 2026, awards were granted pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-cash stock-based compensation expense:
Operating expenses	$2.0	$6.2	$4.2	$9.4
Sales and marketing	3.8	6.6	7.9	12.5
Research and development	0.9	12.6	0.9	19.5
General and administrative	10.8	13.0	18.7	19.2
Total non-cash stock-based compensation expense	$17.6	$38.4	$31.6	$60.6

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested equity incentive awards as of June 30, 2026:

	Restricted Stock Awards	Restricted Stock Units
Unrecognized compensation cost	$105.0	$32.0
Weighted average period for recognition (years)	1.6	1.3

We capitalized stock-based compensation costs related to software developed for internal use of $0.8 million and $1.1 million for the three and six months ended June 30, 2026, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $8.5 million and $13.7 million for the three and six months ended June 30, 2025, respectively.

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

The following table summarizes restricted stock awards activity for the six months ended June 30, 2026:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2025	1,133.3	$216.76	166.4	$253.59
Granted	123.1	$134.35	6.8	$112.27
Vested	(265.6)	$228.81	—	$—
Forfeited	(319.8)	$214.59	(44.9)	$245.21
Unvested shares of restricted stock outstanding at June 30, 2026	671.1	$197.90	128.2	$249.07

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table summarizes restricted stock unit awards activity for the six months ended June 30, 2026:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2025	76.5	$209.86	80.2	$213.17
Granted	135.1	$124.26	134.7	$124.24
Vested	(26.5)	$208.00	(80.1)	$213.06
Forfeited	(5.6)	$213.06	—	$—
Unvested restricted stock units outstanding at June 30, 2026	179.6	$145.61	134.9	$124.42

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

13.
INCOME TAXES

The Company’s effective income tax rate was 29.3% and 25.6% for the six months ended June 30, 2026 and 2025, respectively. The higher effective tax rate for the six months ended June 30, 2026 was primarily attributable to a decrease in excess tax benefits from stock-based compensation and a reduction of research and development credits.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Recurring	$497.9	$449.1	$1,035.2	$942.5
Implementation and other	7.3	6.0	14.0	12.6
Interest on funds held for clients	26.0	28.5	53.9	59.0
Total revenues	531.2	483.6	1,103.1	1,014.1
Cost of revenues
Operating expenses	64.6	68.4	127.5	134.8
Depreciation and amortization	24.5	19.1	48.9	37.4
Total cost of revenues	89.1	87.5	176.4	172.2
Gross profit	442.1	396.1	926.6	841.9
Administrative expenses
Sales and marketing	118.8	116.0	236.4	226.9
Research and development	51.9	74.8	112.6	137.1
General and administrative	77.3	70.2	146.6	135.9
Depreciation and amortization	25.6	22.8	52.3	44.5
Total administrative expenses	273.6	283.8	547.9	544.4
Total operating expenses	362.7	371.3	724.4	716.6
Operating income	168.5	112.3	378.7	297.5
Interest expense	(10.5)	(0.8)	(14.5)	(1.6)
Other income (expense), net	(1.1)	5.7	8.0	11.6
Income before income taxes	156.9	117.2	372.1	307.5
Provision for income taxes	49.5	27.7	109.0	78.6
Net income	$107.4	$89.5	$263.1	$228.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2026, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2025, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in millions unless otherwise noted.

Special Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that refer to our estimated or anticipated results, other non-historical facts or future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, dividends and liquidity; competition; trends, opportunities and risks affecting our business, industry and financial results, including macroeconomic factors; future expansion or growth plans and potential for future growth, including internationally; our ability to attract new clients to purchase our solution; our ability to retain clients and induce them to purchase additional applications; our ability to accurately forecast future revenues and appropriately plan our expenses; market acceptance of our solution and applications; our expectations regarding future revenues generated by certain applications; the return on investment for users of our solution, as well as how certain applications may impact client employee usage and client satisfaction; our ability to attract and retain qualified employees and key personnel; future regulatory, judicial and legislative changes; how the performance of certain of our offerings is sensitive to changes in the labor market; our plan to expand our sales capacity and our ability to effectively execute such plan; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our plans regarding our capital expenditures and investment activity as our business grows, including with respect to research and development and the expansion of our facilities; our plans to pay cash dividends; and our plans to repurchase shares of our common stock through a stock repurchase plan using cash and/or borrowings under our senior secured revolving credit facility (the “Revolving Credit Facility”). In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
the possibility of security vulnerabilities, cyber-attacks and network disruptions, including breaches of data security and privacy incidents, data loss, and business interruptions;
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

Our continued growth depends on attracting new clients by continuing to leverage our sales force productivity, penetrating existing markets and expanding into new markets, targeting a high degree of client employee usage across our solution, and introducing new applications to our existing client base. Client adoption of new applications and, historically, client employee usage of both new and existing applications have been significant factors in our recurring revenue growth. We believe our ability to continue to develop new applications and to improve existing applications will enable us to increase recurring revenues in the future. In addition, we plan to expand our sales capacity in the future to grow our market presence.

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

Growing our business has resulted in, and may continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs (including those related to our full solution automation and AI initiatives) and general and administrative expenses. Historically, our revenue growth and geographic expansion have driven increases in (i) facility costs related to data centers, the expansion of our corporate headquarters, operations facilities and additional sales office leases and (ii) salaries and benefits and stock-based compensation expense. Automating our core business systems is creating new efficiencies that have led to reductions in headcount and, as a result, contributed to decreases in certain employee-related expenses during the three and six months ended June 30, 2026, as compared to the prior year periods.

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as period-over-period changes with respect to each line item:

	Three Months Ended June 30,					Six Months Ended June 30,
	2026		2025		% Change	2026		2025		% Change
Revenues
Recurring and other	$505.2	95.1%	$455.1	94.1%	11.0%	$1,049.2	95.1%	$955.1	94.2%	9.8%
Interest on funds held for clients	26.0	4.9%	28.5	5.9%	-8.5%	53.9	4.9%	59.0	5.8%	-8.7%
Total revenues	531.2	100.0%	483.6	100.0%	9.8%	1,103.1	100.0%	1,014.1	100.0%	8.8%
Cost of revenues
Operating expenses	64.6	12.2%	68.4	14.1%	-5.6%	127.5	11.6%	134.8	13.3%	-5.4%
Depreciation and amortization	24.5	4.6%	19.1	4.0%	28.1%	48.9	4.4%	37.4	3.7%	30.6%
Total cost of revenues	89.1	16.8%	87.5	18.1%	1.8%	176.4	16.0%	172.2	17.0%	2.5%
Administrative expenses
Sales and marketing	118.8	22.4%	116.0	24.0%	2.4%	236.4	21.4%	226.9	22.4%	4.2%
Research and development	51.9	9.8%	74.8	15.5%	-30.6%	112.6	10.2%	137.1	13.5%	-17.8%
General and administrative	77.3	14.5%	70.2	14.5%	10.2%	146.6	13.3%	135.9	13.4%	7.8%
Depreciation and amortization	25.6	4.8%	22.8	4.7%	12.2%	52.3	4.7%	44.5	4.4%	17.5%
Total administrative expenses	273.6	51.5%	283.8	58.7%	-3.6%	547.9	49.7%	544.4	53.7%	0.6%
Total operating expenses	362.7	68.3%	371.3	76.8%	-2.3%	724.4	65.7%	716.6	70.7%	1.1%
Operating income	168.5	31.7%	112.3	23.2%	50.0%	378.7	34.3%	297.5	29.3%	27.3%
Interest expense	(10.5)	-2.0%	(0.8)	-0.2%	1245.1%	(14.5)	-1.3%	(1.6)	-0.2%	833.0%
Other income (expense), net	(1.1)	-0.2%	5.7	1.2%	-120.1%	8.0	0.7%	11.6	1.1%	-31.0%
Income before income taxes	156.9	29.5%	117.2	24.2%	33.9%	372.1	33.7%	307.5	30.3%	21.0%
Provision for income taxes	49.5	9.3%	27.7	5.7%	78.6%	109.0	9.9%	78.6	7.8%	38.7%
Net income	$107.4	20.2%	$89.5	18.5%	20.0%	$263.1	23.9%	$228.9	22.6%	15.0%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the three and six months ended June 30, 2026 compared to the respective prior year periods was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, additions and increased usage of existing products and services, and the realization of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers.

Interest on Funds Held for Clients

The impact of lower interest rates during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was partially offset by an increase in average funds held for client balances, but nonetheless resulted in decreased interest earned on funds held for clients for the three and six months ended June 30, 2026 as compared to the prior year periods. The average daily balance of funds held for clients was $3.0 billion and $2.8 billion for the six months ended June 30, 2026 and 2025, respectively.

Expenses

Cost of Revenues

During the three months ended June 30, 2026, operating expenses decreased from the comparable prior year period by $3.8 million, primarily due to an $8.1 million decrease in employee-related expenses attributable to lower headcount, partially offset by increases in other categories of service costs, none of which were individually material. Depreciation and amortization expense increased $5.4 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other related fixed assets, partially offset by the impact of an increase in the estimated useful lives of servers and network equipment implemented in the third quarter of 2025.

During the six months ended June 30, 2026, operating expenses decreased from the comparable prior year period by $7.2 million, primarily due to a $12.7 million decrease in employee-related expenses attributable to lower headcount, partially offset by increases in other categories of service costs, none of which were individually material. Depreciation and amortization expense increased $11.5 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other related fixed assets, partially offset by the impact of an increase in the estimated useful lives of servers and network equipment implemented in the third quarter of 2025.

Administrative Expenses

Sales and Marketing

During the three months ended June 30, 2026, sales and marketing expenses increased from the comparable prior year period by $2.8 million, primarily due to a $4.6 million increase in marketing and advertising expense, partially offset by a decrease in employee-related expenses attributable to, among other things, lower headcount.

During the six months ended June 30, 2026, sales and marketing expenses increased from the comparable prior year period by $9.5 million, primarily due to an $11.7 million increase in marketing and advertising expense, partially offset by a decrease in employee-related expenses attributable to, among other things, lower headcount.

Research and Development

During the three and six months ended June 30, 2026, research and development expenses decreased from the comparable prior year periods primarily due to a decrease in employee-related expenses.

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

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Capitalized portion of research and development	$15.6	$36.9	-58%	$41.0	$70.7	-42%
Expensed portion of research and development	51.9	74.8	-31%	112.6	137.1	-18%
Total research and development costs	$67.6	$111.7	-40%	$153.6	$207.8	-26%

General and Administrative

During the three months ended June 30, 2026, general and administrative expenses increased $7.2 million from the comparable prior year period primarily due to a $4.2 million increase in professional fees and a $1.9 million increase in technology and communications expenses.

During the six months ended June 30, 2026, general and administrative expenses increased $10.6 million from the comparable prior year period primarily due to a $6.0 million increase in technology and communications expenses and a $3.9 million increase in professional fees. The remaining increase was attributable to various other cost categories, none of which were individually material. These increases were partially offset by a decrease in employee-related expenses attributable to lower headcount.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Operating expenses	$2.0	$6.2	-68%	$4.2	$9.4	-56%
Sales and marketing	3.8	6.6	-42%	7.9	12.5	-36%
Research and development	0.9	12.6	-93%	0.9	19.5	-96%
General and administrative	10.8	13.0	-16%	18.7	19.2	-3%
Total non-cash stock-based compensation expense	$17.6	$38.4	-54%	$31.6	$60.6	-48%

Depreciation and Amortization

During the three months ended June 30, 2026, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets, which was partially offset by the impact of an increase in the estimated useful lives of servers and network equipment implemented in the third quarter of 2025.

During the six months ended June 30, 2026, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other related fixed assets, which was partially offset by the impact of an increase in the estimated useful lives of servers and network equipment implemented in the third quarter of 2025.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2026, as compared to the prior year periods, was primarily due to the timing and amount of borrowings outstanding under the Revolving Credit Facility.

Other Income (Expense), net

Other income (expense), net decreased for the three and six months ended June 30, 2026 compared to the prior year periods, primarily due to lower interest income earned on corporate funds and higher losses on dispositions of property and equipment. For the six months ended June 30, 2026, this decrease was partially offset by a $9.0 million gain recognized during the three months ended March 31, 2026 as a result of the July 2025 amendment to the naming rights agreement. See Note 5 “Goodwill and Intangible Assets, Net” for further discussion of this gain. For the three and six months ended June 30, 2026, interest income earned on corporate funds was $1.5 million and $3.5 million, respectively, compared to $5.5 million and $10.3 million for the corresponding prior year periods.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 29.3% and 25.6% for the six months ended June 30, 2026 and 2025, respectively. The higher effective tax rate for the six months ended June 30, 2026 was primarily attributable to a decrease in excess tax benefits from stock-based compensation and a reduction of research and development credits.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $2.125 billion Revolving Credit Facility, which can be accessed as needed to supplement our operating cash flow and cash balances. As of June 30, 2026, we had $900.0 million of outstanding borrowings under the Revolving Credit Facility, and we used these borrowings to fund stock repurchases.

We fund our operations primarily from cash flows generated from operations. Prior to 2026, we funded all ongoing capital expenditures, cash dividends and stock repurchases from available cash. During the six months ended June 30, 2026, we borrowed $900.0 million under the Revolving Credit Facility to support our stock repurchase program. We may determine that it is appropriate to fund future stock repurchases or other capital requirements in the future from a combination of available cash and additional borrowings under the Revolving Credit Facility. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, service debt, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

Credit Agreement. We are party to a credit agreement (as amended or amended and restated from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender, the administrative agent, the swingline lender and the issuing bank, and the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”).

On April 23, 2026, the Credit Agreement was amended and restated and the aggregate commitments under the Revolving Credit Facility were increased to $2.125 billion. The Credit Agreement includes a $25.0 million sublimit for swingline loans and a $6.5 million sublimit for letters of credit. All loans under the Credit Agreement will mature on April 23, 2031 (the “Scheduled Maturity Date”). The Revolving Credit Facility provides for no scheduled principal amortization, with all outstanding borrowings due at the Scheduled Maturity Date. Borrowings under the Credit Agreement are secured by a senior security interest in all personal property of Paycom Payroll, LLC (the “Borrower”), the Company, and certain other subsidiaries of the Company. The proceeds of the loans and letters of credit under the Credit Agreement are to be used for ongoing working capital and general corporate purposes, including permitted acquisitions and share repurchases. The Credit Agreement also permits the Borrower to request an incremental facility of up to an additional $750.0 million, subject to obtaining additional lender commitments and satisfying certain conditions.

Borrowings under the Credit Agreement bear interest, at the Borrower’s election, at either (i) the Alternate Base Rate (“ABR”) plus an applicable margin or (ii) the term Secured Overnight Financing Rate (“Term SOFR Rate”) plus an applicable margin or, if the Term SOFR Rate is unavailable, the daily SOFR plus an applicable margin. The applicable margin is determined based on the Company’s consolidated leverage ratio and ranges from 0.25% to 1.00% for ABR borrowings and from 1.25% to 2.00% for SOFR-based borrowings.

We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The applicable commitment fee rate is determined based on the Company’s consolidated leverage ratio and ranges from 0.20% to 0.275% per annum.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, incur debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions (including swap agreements and sale and leaseback transactions), pay dividends or distributions on our capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

Subject to certain conditions set forth in the Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Scheduled Maturity Date.

As of June 30, 2026, we were in compliance with these covenants.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. Our Board of Directors has authorized stock repurchase plans from time to time allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. In July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. On March 5, 2026, the Board of Directors authorized the repurchase of up to an additional $200.0 million of shares of our common stock. On March 12, 2026, the Board of Directors replenished the stock repurchase plan such that the aggregate value of shares of common stock that could be repurchased under the stock repurchase plan was $750.0 million. On May 4, 2026, the Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. As of June 30, 2026, there was $1,655.5 million available for repurchases under the stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the six months ended June 30, 2026, we repurchased an aggregate of 10,945,515 shares of our common stock at an average cost of $128.48 per share, including 125,148 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those individuals resulted in an aggregate cash expenditure of $16.6 million. We deduct the value of such withheld shares from the amount available for future repurchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes quarterly dividends paid during 2026:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
May 4, 2026	May 26, 2026	June 8, 2026	$0.375	$17.1
February 10, 2026	March 9, 2026	March 23, 2026	$0.375	$17.5
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

On August 3, 2026, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on September 8, 2026 to stockholders of record at the close of business on August 24, 2026.

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

In addition, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035. The payments are due in the fourth quarter of each year. In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. As a result of the July 2025 amendment to the naming rights agreement, the Company recognized a $35.6 million gain during the quarter ended September 30, 2025 with respect to the released portion of the liability. In March 2026, a contingency specified in the July 2025 amendment was met, resulting in a reduction in the annual sponsorship fee for the remainder of the amended agreement term. As a result, the Company recognized a $9.0 million gain during the three months ended March 31, 2026, which is included in other income (expense), net in the consolidated statements of comprehensive income for the six months ended June 30, 2026.

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law, bringing significant amendments to the U.S. tax code. The OBBBA allows an immediate deduction for domestic research and development expenditures and reinstates 100% bonus depreciation. These provisions reduced our cash tax remittances during the second half of 2025 and the first half of 2026, which favorably impacted operating cash flows, and we expect they will continue to provide a benefit in future periods, although to a lesser extent.

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

The following table summarizes the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	% Change
Net cash provided by (used in):
Operating activities	$427.6	$305.0	40%
Investing activities	(54.5)	(565.2)	-90%
Financing activities	(2,676.7)	(2,129.5)	26%
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(2,303.6)	$(2,389.7)	-4%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2026 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures to support the growth and infrastructure of our business. These payments included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the three and six months ended June 30, 2025, our operating cash flows for the three and six months ended June 30, 2026 were positively impacted by favorable changes in operating assets and liabilities.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 decreased from the comparable prior year period due to a $299.2 million decrease in purchases of investments from funds held for clients, a $167.0 million increase in proceeds from investments from funds held for clients, and a $44.6 million decrease in purchases of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 increased from the comparable prior year period due to a $1,389.7 million increase in repurchases of common stock, the impact of an $82.4 million change related to the client funds obligation, which reflects the timing of receipts from our clients and payments made on their behalf to employees and applicable taxing authorities, and an $8.1 million increase in the payment of debt issuance costs. These increases were partially offset by $900.0 million of borrowings under the Revolving Credit Facility, a $21.2 million decrease in withholding taxes paid related to net share settlements, a $7.4 million decrease in dividends paid, and a $4.4 million increase in proceeds from the employee stock purchase plan.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income to adjusted EBITDA:
Net income	$107.4	$89.5	$263.1	$228.9
Interest expense	10.5	0.8	14.5	1.6
Provision for income taxes	49.5	27.7	109.0	78.6
Depreciation and amortization	50.1	41.9	101.2	81.9
EBITDA	217.5	159.9	487.8	390.9
Non-cash stock-based compensation expense	17.6	38.4	31.6	60.6
Gain on modification of naming rights agreement	—	—	(9.0)	—
Adjusted EBITDA	$235.0	$198.3	$510.4	$451.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income to non-GAAP net income:
Net income	$107.4	$89.5	$263.1	$228.9
Non-cash stock-based compensation expense	17.6	38.4	31.6	60.6
Gain on modification of naming rights agreement	—	—	(9.0)	—
Income tax effect on non-GAAP adjustments	2.8	(11.3)	3.3	(15.2)
Non-GAAP net income	$127.7	$116.6	$289.0	$274.3

Weighted average shares outstanding:
Basic	45.8	56.1	48.4	56.0
Diluted	45.9	56.5	48.5	56.3

Earnings per share, basic	$2.34	$1.59	$5.43	$4.08
Earnings per share, diluted	$2.34	$1.58	$5.43	$4.06
Non-GAAP net income per share, basic	$2.79	$2.08	$5.97	$4.89
Non-GAAP net income per share, diluted	$2.78	$2.06	$5.96	$4.87

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$2.34	$1.59	$5.43	$4.08
Non-cash stock-based compensation expense	0.38	0.68	0.65	1.08
Gain on modification of naming rights agreement	—	—	(0.19)	—
Income tax effect on non-GAAP adjustments	0.06	(0.20)	0.07	(0.27)
Non-GAAP net income per share, basic	$2.79	$2.08	$5.97	$4.89

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$2.34	$1.58	$5.43	$4.06
Non-cash stock-based compensation expense	0.38	0.68	0.65	1.08
Gain on modification of naming rights agreement	—	—	(0.19)	—
Income tax effect on non-GAAP adjustments	0.06	(0.20)	0.07	(0.27)
Non-GAAP net income per share, diluted	$2.78	$2.06	$5.96	$4.87

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of June 30, 2026, we had corporate cash and cash equivalents of $198.0 million and funds held for clients cash and cash equivalents of $2.6 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC registered money market mutual funds to be cash equivalents. Additionally, we had $375.1 million of available-for-sale securities included within funds held for clients on the consolidated balance sheets. Our available-for-sale securities consisted of U.S. treasury securities with original maturities of two years or less and a certificate of deposit. The primary objectives of our investing activities are capital preservation, liquidity, and, with respect to client funds, generating interest income while preserving principal. We do not invest for trading or speculative purposes.

Our investments are subject to interest rate risk. Rising interest rates generally reduce the market value of fixed-rate securities, while declining interest rates may reduce income earned on floating-rate investments. Accordingly, changes in interest rates could reduce future investment income or result in losses if securities are sold before maturity. Debt securities with original maturities greater than three months are classified as available-for-sale; and unrealized gains and losses resulting from changes in interest rates are not recognized in earnings unless securities are sold or credit losses are recognized. We have not recorded any credit losses on our portfolio.

As of June 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in an approximately $25.7 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate 100 basis point increase or decrease in interest rates would have decreased or increased, respectively, the aggregate market value of our available-for-sale securities by approximately $0.9 million as of June 30, 2026. These estimates are based on a sensitivity model measuring the effect of interest rate changes on market values.

As of June 30, 2026, we had $900.0 million of indebtedness outstanding under the Revolving Credit Facility. Because borrowings under the Revolving Credit Facility bear interest at floating rates, we are exposed to interest rate risk. A hypothetical 100 basis point change in applicable reference rates would have resulted in a $5.9 million change in interest expense over the ensuing 12-month period. See Note 6 “Long-Term Debt” for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended June 30, 2026 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 - 30, 2026(2)	11,021	$123.90	11,021	$748.6
May 1 - 31, 2026(3)	1,167,811	$136.79	1,167,811	$1,840.3
June 1 - 30, 2026(4)	1,391,240	$132.80	1,391,240	$1,655.5
Total	2,570,072		2,570,072
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
(2)
Includes 11,021 shares withheld to satisfy tax withholding for certain individuals upon the vesting of equity incentive awards.
(3)
Includes 65,417 shares withheld to satisfy tax withholding for certain individuals upon the vesting of equity incentive awards.
(4)
Includes 866 shares withheld to satisfy tax withholding for certain individuals upon the vesting of equity incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1†

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

PAYCOM SOFTWARE, INC.

Date:	August 6, 2026	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Robert D. Foster
Robert D. Foster
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)