Form 10-Q
period 2026-09-30
Paycom Software, Inc.
filed 2026-11-05
CIK 1590955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 27, 2026, there were 45,034,789 shares of common stock, par value of $0.01 per share, outstanding, including 727,631 shares of restricted stock.

Paycom Software, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paycom Software, Inc.

Unaudited Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$193.9	$370.0
Accounts receivable	56.2	44.9
Prepaid expenses	65.3	47.5
Inventory	2.1	1.7
Income tax receivable	12.5	78.2
Deferred contract costs	170.0	159.5
Current assets before funds held for clients	500.1	701.8
Funds held for clients	3,891.3	5,137.0
Total current assets	4,391.4	5,838.8
Property and equipment, net	625.7	687.3
Intangible assets, net	27.2	37.4
Goodwill	51.9	51.9
Long-term deferred contract costs	875.4	857.4
Operating lease right-of-use assets	74.4	89.4
Other assets	43.1	36.5
Total assets	$6,089.2	$7,598.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20.8	$6.6
Accrued commissions and bonuses	31.4	28.2
Accrued payroll and vacation	39.0	60.1
Deferred revenue	29.8	28.3
Operating lease liabilities	23.1	28.4
Accrued expenses and other current liabilities	108.1	79.8
Current liabilities before client funds obligation	252.3	231.4
Client funds obligation	3,891.3	5,137.0
Total current liabilities	4,143.5	5,368.4
Deferred income tax liabilities, net	307.1	304.4
Long-term deferred revenue	124.1	121.9
Long-term debt	750.0	—
Long-term operating lease liabilities	50.4	61.9
Other long-term liabilities	6.7	10.6
Total long-term liabilities	1,238.3	498.8
Total liabilities	5,381.9	5,867.2
Commitments and contingencies (Note 12 “Commitments and Contingencies”)
Stockholders’ equity:
Common stock, $0.01 par value (100.0 shares authorized, 64.0 and 63.6 shares issued at September 30, 2026 and December 31, 2025, respectively; 44.3 and 54.8 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	0.6	0.6
Additional paid-in capital	926.4	878.4
Retained earnings	2,600.3	2,255.6
Accumulated other comprehensive earnings (loss)	(0.8)	0.3
Treasury stock, at cost (19.7 and 8.8 shares at September 30, 2026 and December 31, 2025, respectively)	(2,819.2)	(1,403.4)
Total stockholders’ equity	707.3	1,731.5
Total liabilities and stockholders’ equity	$6,089.2	$7,598.7

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Recurring and other	$519.3	$466.5	$1,568.5	$1,421.6
Interest on funds held for clients	24.5	26.8	78.3	85.8
Total revenues	543.8	493.3	1,646.8	1,507.4
Cost of revenues
Operating expenses	62.6	64.1	190.1	198.8
Depreciation and amortization	24.6	21.3	73.5	58.8
Total cost of revenues	87.2	85.4	263.6	257.6
Administrative expenses
Sales and marketing	108.0	125.7	344.4	352.6
Research and development	38.5	74.1	151.1	211.2
General and administrative	88.2	71.9	234.8	207.8
Depreciation and amortization	26.1	23.6	78.4	68.1
Total administrative expenses	260.8	295.3	808.7	839.7
Total operating expenses	348.0	380.7	1,072.3	1,097.3
Operating income	195.8	112.6	574.5	410.1
Interest expense	(11.7)	(1.1)	(26.2)	(2.7)
Other income, net	1.2	41.3	9.1	52.9
Income before income taxes	185.3	152.8	557.5	460.3
Provision for income taxes	52.1	42.1	161.2	120.7
Net income	$133.2	$110.7	$396.3	$339.6
Earnings per share, basic	$3.01	$1.97	$8.42	$6.06
Earnings per share, diluted	$2.99	$1.96	$8.40	$6.02
Weighted average shares outstanding:
Basic	44.3	56.1	47.0	56.1
Diluted	44.5	56.4	47.2	56.4
Comprehensive earnings:
Net income	$133.2	$110.7	$396.3	$339.6
Unrealized net gains (losses) on available-for-sale securities	(0.4)	0.4	(1.3)	0.9
Tax effect	—	(0.2)	0.2	0.1
Other comprehensive income (loss), net of tax	(0.4)	0.2	(1.1)	1.0
Comprehensive earnings	$132.8	$110.9	$395.2	$340.6

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock:
Balance at beginning of period	$0.6	$0.6	$0.6	$0.6
Vesting of restricted stock	—	—	—	—
Balance at end of period	0.6	0.6	0.6	0.6

Additional paid-in capital:
Balance at beginning of period	904.7	801.9	878.4	724.8
Stock-based compensation	21.1	40.2	48.1	117.3
Employee stock purchase plan	0.6	1.2	(0.1)	1.2
Balance at end of period	926.4	843.3	926.4	843.3

Retained earnings:
Balance at beginning of period	2,484.0	2,073.3	2,255.6	1,887.5
Net income	133.2	110.7	396.3	339.6
Dividends declared(1)	(16.9)	(21.5)	(51.6)	(64.6)
Balance at end of period	2,600.3	2,162.5	2,600.3	2,162.5

Accumulated other comprehensive earnings (loss):
Balance at beginning of period	(0.5)	0.2	0.3	(0.6)
Other comprehensive earnings (loss), net of tax	(0.4)	0.2	(1.1)	1.0
Balance at end of period	(0.8)	0.4	(0.8)	0.4

Treasury stock:
Balance at beginning of period	(2,817.4)	(1,074.1)	(1,403.4)	(1,036.4)
Repurchases of common stock	(2.8)	(225.6)	(1,422.6)	(263.3)
Employee stock purchase plan	1.0	2.3	6.9	2.3
Balance at end of period	(2,819.2)	(1,297.4)	(2,819.2)	(1,297.4)
Total stockholders’ equity	$707.3	$1,709.4	$707.3	$1,709.4
(1)
Dividends declared per share of common stock were $0.375 for each of the three months ended September 30, 2026 and 2025, and $1.125 for each of the nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock:
Shares at beginning of period	64.0	63.5	63.6	63.0
Vesting of restricted stock	—	—	0.4	0.5
Shares at end of period	64.0	63.5	64.0	63.5

Treasury stock:
Shares at beginning of period	19.7	7.2	8.8	7.1
Repurchases of common stock	—	1.0	11.0	1.2
Employee stock purchase plan	—	—	—	—
Shares at end of period	19.7	8.2	19.7	8.2
Shares outstanding at end of period	44.3	55.3	44.3	55.3

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$396.3	$339.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.9	126.9
Stock-based compensation expense	52.0	91.8
Amortization of debt issuance costs	1.1	1.1
Loss (gain) on disposition of property and equipment	7.2	(0.1)
Accretion of discount on available-for-sale securities	(2.3)	(9.2)
Non-cash marketing expense	0.1	0.9
Deferred income taxes, net	3.0	109.6
Gain on modification of naming rights agreement	(9.0)	(35.6)
Other	(0.2)	0.5
Changes in operating assets and liabilities:
Accounts receivable	(9.5)	(11.2)
Prepaid expenses	(23.0)	(16.9)
Inventory	(0.4)	(0.4)
Other assets	0.2	(2.3)
Deferred contract costs	(29.8)	(65.5)
Income taxes, net	65.6	(65.4)
Accounts payable	13.3	(2.8)
Accrued commissions and bonuses	3.2	(8.7)
Accrued payroll and vacation	(21.0)	(4.4)
Deferred revenue	3.6	6.5
Accrued expenses and other liabilities	13.3	26.5
Net change in operating right-of-use assets and operating lease liabilities	(1.8)	1.9
Net cash provided by operating activities	613.9	482.8
Cash flows from investing activities
Purchases of investments from funds held for clients	(458.0)	(711.9)
Proceeds from the maturities of investments from funds held for clients	459.0	250.0
Purchases of property and equipment	(77.4)	(197.4)
Proceeds from sale of property and equipment	—	0.1
Net cash used in investing activities	(76.4)	(659.2)
Cash flows from financing activities
Proceeds from borrowings under credit facility	900.0	—
Payment of debt issuance costs	(8.1)	—
Payments on long-term debt	(150.0)	—
Repurchases of common stock	(1,390.9)	(218.9)
Withholding taxes paid related to net share settlements	(18.2)	(42.4)
Dividends paid	(52.2)	(64.1)
Proceeds from employee stock purchase plan	5.7	3.0
Net change in client funds obligation	(1,245.8)	(1,845.8)
Net cash used in financing activities	(1,959.4)	(2,168.2)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,421.9)	(2,344.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	5,132.5	4,042.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,710.6	$1,698.2

See accompanying notes to the unaudited consolidated financial statements.

Paycom Software, Inc.

Unaudited Consolidated Statements of Cash Flows, continued

(in millions)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$193.9	$375.0
Restricted cash included in funds held for clients	3,516.7	1,323.2
Total cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,710.6	$1,698.2

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$8.6	$6.0
Stock-based compensation for capitalized software	$2.6	$20.4
Right-of-use assets obtained in exchange for operating lease liabilities	$5.7	$13.2

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the financial results of Software and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial statements that permit reduced disclosure for interim periods. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature that are necessary for the fair presentation of our results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes presented in the Form 10-K. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year.

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

In the third quarter of 2025, we completed an assessment of the useful lives of our servers and network equipment. Based on this assessment, we increased the estimated useful lives of these assets from three years to six years. This change in accounting estimate was applied prospectively beginning July 1, 2025 and reduced depreciation and amortization expense by an immaterial amount during the nine months ended September 30, 2026.

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

These investments are shown in our consolidated balance sheets as funds held for clients, and the associated liability for the employment taxes and payroll obligations is shown as client funds obligation. The liability is recorded in the accompanying consolidated balance sheets at the time we obtain the funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the consolidated balance sheet date. We typically invest funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. Treasury securities. Short-term investments in instruments with an original maturity of three months or less are classified as cash and cash equivalents within funds held for clients in the consolidated balance sheets. Investments in instruments with an original maturity greater than three months are classified as available-for-sale securities and are also included within funds held for clients in the consolidated balance sheets. These available-for-sale securities are recorded at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) on available-for-sale securities and included within comprehensive earnings (loss) in the consolidated statements of comprehensive income.

Funds held for clients are classified as a current asset in the consolidated balance sheets because the funds are held solely to satisfy the client funds obligation. Additionally, the cash and cash equivalent portion of funds held for clients is classified as restricted cash and restricted cash equivalents and included in the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents in the consolidated statements of cash flows.

We report the cash flows related to the purchases of investments from funds held for clients and the proceeds from the maturities of investments from funds held for clients on a gross basis in the cash flows from investing activities section of the consolidated statements of cash flows. Additionally, we report cash flows related to cash received from and paid on behalf of clients on a net basis within net change in client funds obligation in the cash flows from financing activities section of the consolidated statements of cash flows.

Stock Repurchase Plan

Our Board of Directors has authorized stock repurchase plans from time to time allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. In July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. On March 5, 2026, our Board of Directors authorized the repurchase of up to an additional $200.0 million of shares of our common stock, and on March 12, 2026, our Board of Directors replenished the stock repurchase plan such that the aggregate value of shares of common stock that could be repurchased under the stock repurchase plan was $750.0 million. On May 4, 2026, our Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. As of September 30, 2026, there was $1,652.7 million available for repurchases under the stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the nine months ended September 30, 2026, we repurchased an aggregate of 10,960,280 shares of our common stock at an average cost of $128.56 per share, including 134,128 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards.

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

Client contracts associated with these revenues vary in duration, ranging from month-to-month arrangements to contracts containing longer committed terms. Substantially all recurring revenue contracts contain consideration that is variable and allocated entirely to a wholly unsatisfied promise to transfer a series of distinct services that forms a single performance obligation. Accordingly, we have elected the practical expedient under ASC 606 and therefore do not disclose the amount of the transaction price allocated to the remaining performance obligations associated with those contracts.

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

Changes in deferred revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$152.9	$149.7	$150.2	$144.6
Recognition of revenue included in beginning of period balance	(9.9)	(11.1)	(29.6)	(32.5)
Contract balance, net of revenue recognized during the period	10.8	12.5	33.1	39.0
Balance, end of period	$153.9	$151.1	$153.9	$151.1

We expect to recognize $10.1 million of deferred revenue in the remainder of 2026, $25.8 million in 2027, $23.5 million in 2028, and $94.5 million thereafter over the remaining estimated client life. The Company’s deferred revenue balance primarily relates to implementation fees and other performance obligations that are recognized over time and are not subject to the practical expedient described above. These amounts represent unsatisfied performance obligations as defined in ASC 606.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are presented as deferred contract costs in the accompanying consolidated balance sheets. Amortization expense related to costs to obtain and costs to fulfill contracts is included in sales and marketing expenses and general and administrative expenses in the accompanying consolidated statements of comprehensive income. We regularly review our assets recognized from the costs to obtain and costs to fulfill client contracts for potential impairment and did not recognize an impairment loss during the nine months ended September 30, 2026 or 2025.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following tables present the asset balances and related amortization expense for these contract costs:

	As of and for the Three Months Ended September 30, 2026
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$479.3	$25.1	$(20.3)	$484.1
Costs to fulfill a contract	$558.7	$25.1	$(22.5)	$561.3

	As of and for the Three Months Ended September 30, 2025
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$444.7	$28.3	$(18.5)	$454.5
Costs to fulfill a contract	$527.7	$30.8	$(20.1)	$538.4

	As of and for the Nine Months Ended September 30, 2026
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$469.1	$74.8	$(59.8)	$484.1
Costs to fulfill a contract	$547.8	$79.4	$(65.9)	$561.3

	As of and for the Nine Months Ended September 30, 2025
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$425.7	$83.0	$(54.2)	$454.5
Costs to fulfill a contract	$498.3	$98.1	$(58.0)	$538.4

4.
PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization were as follows:

	September 30, 2026	December 31, 2025
Property and equipment
Software and capitalized software development costs	$720.5	$667.6
Buildings	310.1	304.4
Computer equipment	320.2	303.7
Rental clocks	56.9	53.1
Furniture, fixtures and equipment	43.6	43.3
Other	21.0	21.0
	1,472.3	1,393.1
Less: accumulated depreciation and amortization	(883.1)	(743.5)
	589.2	649.6
Construction in progress	—	1.2
Land	36.5	36.5
Property and equipment, net	$625.7	$687.3

We capitalize software development costs related to software developed or obtained for internal use in accordance with ASC 350-40. For the three and nine months ended September 30, 2026, we capitalized $17.4 million and $58.4 million, respectively, of software development costs related to software developed or obtained for internal use. For the three and nine months ended September 30, 2025, we capitalized $43.5 million and $114.2 million, respectively, of software development costs related to software developed or obtained for internal use.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Depreciation and amortization expense for property and equipment was $47.3 million and $141.7 million for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense for property and equipment was $41.5 million and $121.5 million for the three and nine months ended September 30, 2025, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

As of both September 30, 2026 and December 31, 2025, goodwill totaled $51.9 million. We have selected June 30 as our annual goodwill impairment testing date. We performed a qualitative impairment test of our goodwill and concluded that, as of June 30, 2026, it was more likely than not that the fair value exceeded the carrying value and therefore goodwill was not impaired. As of September 30, 2026 and December 31, 2025, there were no indicators of impairment.

In June 2021, in connection with our marketing initiatives, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035.

In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. As a result of the July 2025 amendment to the naming rights agreement, we recognized a $35.6 million gain during the quarter ended September 30, 2025 with respect to the released portion of the liability. In March 2026, a contingency specified in the July 2025 amendment was met, resulting in a reduction in the annual sponsorship fee for the remainder of the amended agreement term. As a result, we recognized a $9.0 million gain, which is included in other income, net in the consolidated statements of comprehensive income for the nine months ended September 30, 2026.

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

All of our intangible assets other than goodwill are considered to have definite lives and, as such, are subject to amortization. The following tables present the components of intangible assets within our consolidated balance sheets:

	September 30, 2026
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	2.0	$60.2	$(33.0)	$27.2

	December 31, 2025
	Weighted Average Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)
Intangibles:
Naming rights	2.8	$60.2	$(22.8)	$37.4

Amortization of intangible assets for the three and nine months ended September 30, 2026, was $3.4 million and $10.2 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2025, was $3.4 million and $5.4 million, respectively. We estimate the aggregate amortization expense will be $3.4 million for the remainder of 2026, $13.6 million for 2027, and $10.2 million for 2028.

6.
LONG-TERM DEBT

Paycom Payroll, LLC (the “Borrower”), Software, and certain other subsidiaries of Software (collectively, the “Loan Parties”) are party to a credit agreement (as amended or amended and restated from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”), as a lender, the administrative agent, the swingline lender and the issuing bank, and the lenders from time to time party thereto (collectively with JPMorgan Chase Bank, N.A., the “Lenders”),

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of up to $2.125 billion as of September 30, 2026.

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

Borrowings under the Credit Agreement bear interest, at the Borrower’s election, at either (i) the Alternate Base Rate (“ABR”) plus an applicable margin or (ii) the term Secured Overnight Financing Rate (“Term SOFR Rate”) plus an applicable margin or, if the Term SOFR Rate is unavailable, the daily SOFR plus an applicable margin. The applicable margin is determined based on the Company’s consolidated leverage ratio and ranges from 0.25% to 1.00% for ABR borrowings and from 1.25% to 2.00% for SOFR-based borrowings. ABR is calculated as the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Term SOFR Rate for a one-month interest period plus 1.00%; provided that, if the ABR would be less than 1.00%, such rate shall be deemed to be 1.00%.

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

As of September 30, 2026, we were in compliance with these covenants.

As of September 30, 2026, there was $750.0 million of outstanding borrowings under the Revolving Credit Facility. The carrying value of our total long-term debt approximated its fair value. The fair value of our long-term debt is estimated based on the borrowing rates currently available to us for bank loans with similar terms and maturities. Unamortized debt issuance costs of $8.5 million as of September 30, 2026 are included in other assets on our consolidated balance sheets.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

7.
CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

The tables below present our cash and cash equivalents, the funds held for clients cash and cash equivalents as well as the investments that were included within funds held for clients on the consolidated balance sheets:

	September 30, 2026
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$193.9	$—	$—	$193.9
Funds held for clients cash and cash equivalents	3,516.7	—	—	3,516.7
Available-for-sale securities(1):
U.S. Treasury securities	175.1	—	(0.3)	174.8
Certificates of deposit	200.0	—	(0.2)	199.8
Total cash, cash equivalents and investments	$4,085.7	$—	$(0.6)	$4,085.2

	December 31, 2025
Type of issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$370.0	$—	$—	$370.0
Funds held for clients cash and cash equivalents	4,762.5	—	—	4,762.5
Available-for-sale securities(1):
U.S. Treasury securities	298.7	0.7	—	299.4
Certificates of deposit	75.0	0.1	—	75.1
Total cash, cash equivalents and investments	$5,506.2	$0.8	$—	$5,507.0
(1)
All available-for-sale securities were included within the funds held for clients.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2026, were as follows:

	September 30, 2026
	Securities in unrealized loss position for less than 12 months		Securities in unrealized loss position for greater than 12 months		Total
Type of issue	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. Treasury securities	$(0.3)	$132.8	$—	$—	$(0.3)	$132.8
Certificates of deposit	(0.2)	199.8	—	—	(0.2)	199.8
Total	$(0.6)	$332.6	$—	$—	$(0.6)	$332.6

There were no available-for-sale securities in an unrealized loss position as of December 31, 2025.

We did not make any reclassification adjustments out of accumulated other comprehensive income for realized gains or losses on the sale or maturity of available-for-sale securities for the nine months ended September 30, 2026 or 2025. There were no realized gains or losses on the sale of available-for-sale securities for the nine months ended September 30, 2026 or 2025.

We regularly review the composition of our investment portfolio and did not recognize any credit impairment losses during the nine months ended September 30, 2026 or 2025. We believe it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk. As of September 30, 2026, our U.S. Treasury securities held a rating of AA+.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

Expected maturities of available-for-sale securities at September 30, 2026 were as follows:

Expected maturity	Amortized cost	Fair value
One year or less	$333.2	$332.8
One year to five years	41.9	41.8
Total available-for-sale securities	$375.1	$374.6

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

As discussed in Note 2 “Summary of Significant Accounting Policies”, we typically invest the funds held for clients in money market funds, demand deposit accounts, certificates of deposit, commercial paper and U.S. Treasury securities. Short-term investments in instruments with an original maturity of three months or less are classified as cash and cash equivalents within funds held for clients in the consolidated balance sheets. Investments in instruments with an original maturity greater than three months are classified as available-for-sale securities and are also included within funds held for clients in the consolidated balance sheets. These available-for-sale securities are recognized at fair value, with the difference between the amortized cost and fair value of these available-for-sale securities recorded as unrealized net gains (losses) within comprehensive earnings (loss) in our consolidated statements of comprehensive income. See Note 7 “Corporate Investments and Funds Held for Clients” for additional information.

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

Included in the following tables are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities	$—	$174.8	$—	$174.8
Certificates of deposit	$—	$199.8	$—	$199.8

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities	$—	$299.4	$—	$299.4
Certificates of deposit	$—	$75.1	$—	$75.1

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

9.
EMPLOYEE SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Employees who meet eligibility requirements may participate in our employee savings plan (401(k) plan). Matching contributions were $4.0 million and $12.3 million for the three and nine months ended September 30, 2026, respectively. Matching contributions were $5.3 million and $15.7 million for the three and nine months ended September 30, 2025, respectively.

Eligible employees may participate in the Paycom Software, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on the exercise date. Eligible employees purchased 47,933 and 50,813 shares of the Company’s common stock under the ESPP during the nine months ended September 30, 2026 and 2025, respectively.

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to basic earnings per share after assuming the issuance of shares of common stock for all potentially dilutive equity incentive awards using the treasury stock method.

The following is a reconciliation of net income and the shares of common stock used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$133.2	$110.7	$396.3	$339.6
Denominator:
Basic weighted average shares outstanding (in thousands)	44,300	56,113	47,050	56,068
Dilutive effect of unvested restricted stock and restricted stock units (in thousands)	226	314	117	314
Diluted weighted average shares outstanding (in thousands)	44,526	56,427	47,167	56,382
Earnings per share:
Basic	$3.01	$1.97	$8.42	$6.06
Diluted	$2.99	$1.96	$8.40	$6.02

11.
STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense related to awards of (i) restricted stock subject to time-based or no vesting conditions (“Time-Based Restricted Stock Awards”), (ii) restricted stock subject to market-based vesting conditions (“Market-Based Restricted Stock Awards”), (iii) restricted stock units subject to time-based vesting conditions (“RSUs”) and (iv) restricted stock units subject to performance-based vesting conditions (“PSUs”). During the three and nine months ended September 30, 2026, awards were granted pursuant to the Paycom Software, Inc. 2023 Long-Term Incentive Plan.

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-cash stock-based compensation expense:
Operating expenses	$2.1	$3.4	$6.3	$12.7
Sales and marketing	4.3	6.6	12.2	19.1
Research and development	2.5	9.9	3.4	29.4
General and administrative	11.4	11.2	30.1	30.6
Total non-cash stock-based compensation expense	$20.3	$31.1	$52.0	$91.8

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested equity incentive awards as of September 30, 2026:

	Restricted Stock Awards	Restricted Stock Units
Unrecognized compensation cost	$85.4	$24.4
Weighted average period for recognition (years)	1.5	1.2

We capitalized stock-based compensation costs related to software developed for internal use of $1.5 million and $2.6 million for the three and nine months ended September 30, 2026, respectively. We capitalized stock-based compensation costs related to software developed for internal use of $6.6 million and $20.4 million for the three and nine months ended September 30, 2025, respectively.

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

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2026:

	Time-Based Restricted Stock Awards		Market-Based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested shares of restricted stock outstanding at December 31, 2025	1,133.3	$216.76	166.4	$253.59
Granted	125.8	$134.44	6.8	$112.27
Vested	(287.3)	$230.14	(6.8)	$112.27
Forfeited	(352.5)	$212.78	(50.9)	$246.47
Unvested shares of restricted stock outstanding at September 30, 2026	619.3	$196.09	115.5	$256.73

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The following table summarizes restricted stock unit awards activity for the nine months ended September 30, 2026:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)	(in dollars)	(in thousands)	(in dollars)
Unvested restricted stock units outstanding at December 31, 2025	76.5	$209.86	80.2	$213.17
Granted	135.1	$124.26	134.7	$124.24
Vested	(26.5)	$208.08	(80.1)	$213.06
Forfeited	(6.1)	$212.06	(0.2)	$262.07
Unvested restricted stock units outstanding at September 30, 2026	179.1	$145.45	134.7	$124.24

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

13.
INCOME TAXES

The Company’s effective income tax rate was 28.9% and 26.2% for the nine months ended September 30, 2026 and 2025, respectively. The higher effective tax rate for the nine months ended September 30, 2026 was primarily attributable to a decrease in excess tax benefits from stock-based compensation and reduced research and development credits.

14.
SEGMENT REPORTING

The Company conducts business as a single operating segment, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources. The Company derives revenues from clients by providing a cloud-based HCM solution delivered as Software-as-a-Service. Our payroll application is the foundation of our solution and is based on a core system of record to maintain a single database for all HCM functions. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. No individual client represents 10% or more of total revenues.

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

Paycom Software, Inc.

Notes to the Unaudited Consolidated Financial Statements

(tabular dollars and shares in millions, except per share and per unit amounts)

The table below highlights the Company’s revenues, expenses and net income for our single reportable segment, which are consistent with amounts reported on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Recurring	$513.6	$459.9	$1,548.7	$1,402.4
Implementation and other	5.8	6.6	19.8	19.2
Interest on funds held for clients	24.5	26.8	78.3	85.8
Total revenues	543.8	493.3	1,646.8	1,507.4
Cost of revenues
Operating expenses	62.6	64.1	190.1	198.8
Depreciation and amortization	24.6	21.3	73.5	58.8
Total cost of revenues	87.2	85.4	263.6	257.6
Gross profit	456.6	407.9	1,383.2	1,249.8
Administrative expenses
Sales and marketing	108.0	125.7	344.4	352.6
Research and development	38.5	74.1	151.1	211.2
General and administrative	88.2	71.9	234.8	207.8
Depreciation and amortization	26.1	23.6	78.4	68.1
Total administrative expenses	260.8	295.3	808.7	839.7
Total operating expenses	348.0	380.7	1,072.3	1,097.3
Operating income	195.8	112.6	574.5	410.1
Interest expense	(11.7)	(1.1)	(26.2)	(2.7)
Other income, net	1.2	41.3	9.1	52.9
Income before income taxes	185.3	152.8	557.5	460.3
Provision for income taxes	52.1	42.1	161.2	120.7
Net income	$133.2	$110.7	$396.3	$339.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2026, (ii) the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of December 31, 2025, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Paycom Software, Inc. and its consolidated subsidiaries. All amounts presented in tables, other than per share amounts, are in millions unless otherwise noted.

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

Our target client size is organizations with 50 to 10,000 or more employees. While we continue to serve a diversified client base ranging from small businesses to organizations with many thousands of employees, the average size of our clients has grown significantly as we have organically grown our operations and increased the number of applications we offer. We believe larger employers, such as organizations with greater than 1,000 employees, represent a substantial opportunity to increase our revenues per client, with limited incremental cost to us. With our Global HCM solution and expansion of payroll services into certain international markets, we believe that our ability to serve organizations with international employees makes our solution more attractive to larger companies, many of which have a global presence. Because we charge our clients on a per employee basis for certain services we provide, any increase or decrease in the number of employees of our clients will have a positive or negative impact, respectively, on our results of operations. As a result, the performance of certain of our offerings is sensitive to changes in the labor market. In addition, a multitude of macroeconomic pressures, such as inflation and changes in interest rates, impact our clients’ hiring practices to varying degrees and, in turn, impact our revenues.

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

Growing our business has resulted in, and may continue to result in, substantial investments in sales professionals, operating expenses, system development and programming costs (including those related to our full solution automation and AI initiatives) and general and administrative expenses. Historically, our revenue growth and geographic expansion have driven increases in (i) facility costs related to data centers, the expansion of our corporate headquarters, operations facilities and additional sales office leases and (ii) salaries and benefits and stock-based compensation expense. Automating our core business systems is creating new efficiencies that have led to reductions in headcount and, as a result, contributed to decreases in certain employee-related expenses during the three and nine months ended September 30, 2026, as compared to the prior year periods.

Results of Operations

The following table sets forth selected consolidated statements of income data and such data as a percentage of total revenues for each of the periods indicated, as well as period-over-period changes with respect to each line item:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026		2025		% Change	2026		2025		% Change
Revenues
Recurring and other	$519.3	95.5%	$466.5	94.6%	11.3%	$1,568.5	95.2%	$1,421.6	94.3%	10.3%
Interest on funds held for clients	24.5	4.5%	26.8	5.4%	-8.6%	78.3	4.8%	85.8	5.7%	-8.7%
Total revenues	543.8	100.0%	493.3	100.0%	10.2%	1,646.8	100.0%	1,507.4	100.0%	9.3%
Cost of revenues
Operating expenses	62.6	11.5%	64.1	13.0%	-2.2%	190.1	11.5%	198.8	13.2%	-4.4%
Depreciation and amortization	24.6	4.5%	21.3	4.3%	15.3%	73.5	4.5%	58.8	3.9%	25.1%
Total cost of revenues	87.2	16.0%	85.4	17.3%	2.1%	263.6	16.0%	257.6	17.1%	2.4%
Administrative expenses
Sales and marketing	108.0	19.9%	125.7	25.5%	-14.1%	344.4	20.9%	352.6	23.4%	-2.3%
Research and development	38.5	7.1%	74.1	15.0%	-48.1%	151.1	9.2%	211.2	14.0%	-28.4%
General and administrative	88.2	16.2%	71.9	14.6%	22.6%	234.8	14.3%	207.8	13.8%	12.9%
Depreciation and amortization	26.1	4.8%	23.6	4.8%	10.8%	78.4	4.8%	68.1	4.5%	15.2%
Total administrative expenses	260.8	48.0%	295.3	59.9%	-11.7%	808.7	49.1%	839.7	55.7%	-3.7%
Total operating expenses	348.0	64.0%	380.7	77.2%	-8.6%	1,072.3	65.1%	1,097.3	72.8%	-2.3%
Operating income	195.8	36.0%	112.6	22.8%	74.0%	574.5	34.9%	410.1	27.2%	40.1%
Interest expense	(11.7)	-2.1%	(1.1)	-0.2%	959.8%	(26.2)	-1.6%	(2.7)	-0.2%	885.5%
Other income, net	1.2	0.2%	41.3	8.4%	-97.2%	9.1	0.6%	52.9	3.5%	-82.8%
Income before income taxes	185.3	34.1%	152.8	31.0%	21.3%	557.5	33.9%	460.3	30.5%	21.1%
Provision for income taxes	52.1	9.6%	42.1	8.5%	23.9%	161.2	9.8%	120.7	8.0%	33.5%
Net income	$133.2	24.5%	$110.7	22.4%	20.3%	$396.3	24.1%	$339.6	22.5%	16.7%

Revenues

Recurring and Other Revenues

The increase in recurring and other revenues for the three and nine months ended September 30, 2026 compared to the respective prior year periods was the result of the addition of new clients, increased revenue from sales of additional applications and services to existing clients, additions and increased usage of existing products and services, and the realization of pricing strategies. Client attrition, particularly among smaller clients, partially offset the favorable impact of these revenue drivers.

Interest on Funds Held for Clients

The impact of lower interest rates during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was partially offset by an increase in average funds held for client balances, but nonetheless resulted in decreased interest earned on funds held for clients for the three and nine months ended September 30, 2026 as compared to the prior year periods. The average daily balance of funds held for clients was $2.9 billion and $2.7 billion for the nine months ended September 30, 2026 and 2025, respectively.

Expenses

Cost of Revenues

During the three months ended September 30, 2026, operating expenses decreased from the comparable prior year period by $1.4 million, primarily due to a $4.7 million decrease in employee-related expenses attributable to lower headcount, partially offset by a $2.1 million increase in banking-related fees and increases in other categories of service costs, none of which were individually material. Depreciation and amortization expense increased $3.3 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets.

During the nine months ended September 30, 2026, operating expenses decreased from the comparable prior year period by $8.7 million, primarily due to a $17.4 million decrease in employee-related expenses attributable to lower headcount, partially offset by a $4.1 million increase in banking-related fees, a $1.1 million increase in shipping and supplies fees, and increases in other categories of service costs, none of which were individually material. Depreciation and amortization expense increased $14.7 million from the comparable prior year period, primarily due to the development of additional technology and purchases of other fixed assets, partially offset by the immaterial impact of an increase in the estimated useful lives of servers and network equipment implemented at the beginning of the third quarter of 2025.

Administrative Expenses

Sales and Marketing

During the three months ended September 30, 2026, sales and marketing expenses decreased from the comparable prior year period by $17.7 million, primarily due to a $15.6 million decrease in marketing and advertising expenses and a $3.4 million decrease in employee-related expenses attributable to, among other things, lower headcount. These decreases were partially offset by increases in other categories of costs, none of which were individually material.

During the nine months ended September 30, 2026, sales and marketing expenses decreased from the comparable prior year period by $8.2 million, primarily due to a $5.7 million decrease in employee-related expenses attributable to, among other things, lower headcount and a $3.9 million decrease in marketing and advertising expenses. These decreases were partially offset by increases in other categories of costs, none of which were individually material.

Research and Development

During the three and nine months ended September 30, 2026, research and development expenses decreased from the comparable prior year periods primarily due to a decrease in employee-related expenses.

As a result of reduced headcount, research and development employee-related expenses have been lower in 2026 as compared to 2025. As is customary for our business, we expect fluctuations in research and development expenses as a percentage of revenue on a quarter-to-quarter basis due to seasonal revenue trends, the introduction of new products, the amount and timing of research and development costs that may be capitalized and the timing of onboarding new hires and restricted stock vesting events.

Expenditures for software developed or obtained for internal use are capitalized and amortized over a three-year period on a straight-line basis. The nature of the development projects underway during a particular period directly impacts the timing and extent of these capitalized expenditures and can affect the amount of research and development expenses in such period. The table below sets forth the amounts of capitalized and expensed research and development costs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Expensed portion of research and development	38.5	74.1	-48%	151.1	211.2	-28%
Capitalized portion of research and development	17.4	43.5	-60%	58.4	114.2	-49%
Total research and development costs	$55.9	$117.6	-52%	$209.5	$325.4	-36%

General and Administrative

During the three months ended September 30, 2026, general and administrative expenses increased $16.2 million from the comparable prior year period, primarily due to an $11.0 million charge related to a legal settlement, a $3.9 million increase in employee-related expenses, and a $3.0 million increase in technology and communications expenses, partially offset by decreases in other cost categories, none of which were individually material.

During the nine months ended September 30, 2026, general and administrative expenses increased $26.9 million from the comparable prior year period, primarily due to an $11.0 million charge related to a legal settlement, a $9.0 million increase in technology and communications expenses, and a $4.0 million increase in professional fees. The remainder of the increase was attributable to other cost categories, none of which were individually material.

Non-Cash Stock-Based Compensation Expense

The following table presents the non-cash stock-based compensation expense that is included within the specified line items in our consolidated statements of comprehensive income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Operating expenses	$2.1	$3.4	-37%	$6.3	$12.7	-50%
Sales and marketing	4.3	6.6	-35%	12.2	19.1	-36%
Research and development	2.5	9.9	-75%	3.4	29.4	-89%
General and administrative	11.4	11.2	2%	30.1	30.6	-2%
Total non-cash stock-based compensation expense	$20.3	$31.1	-35%	$52.0	$91.8	-43%

Depreciation and Amortization

During the three months ended September 30, 2026, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other fixed assets.

During the nine months ended September 30, 2026, depreciation and amortization expense increased from the comparable prior year period primarily due to the development of additional technology and purchases of other fixed assets, which was partially offset by the impact of an increase in the estimated useful lives of servers and network equipment implemented at the beginning of the third quarter of 2025.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2026, as compared to the prior year periods, was primarily due to the timing and amount of borrowings outstanding under the Revolving Credit Facility.

Other Income, net

Other income, net decreased for the three and nine months ended September 30, 2026, as compared to the prior year periods, primarily due to the timing of gains related to the naming rights agreement. See Note 5, “Goodwill and Intangible Assets, Net,” for further discussion of these gains. For the three and nine months ended September 30, 2026, interest income earned on corporate funds was $2.1 million and $5.6 million, respectively, compared to $5.1 million and $15.4 million for the corresponding prior year periods. The decreases in other income, net were also attributable to losses on dispositions of property and equipment during the 2026 periods.

Provision for Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate was 28.9% and 26.2% for the nine months ended September 30, 2026 and 2025, respectively. The higher effective tax rate for the nine months ended September 30, 2026 was primarily attributable to a decrease in excess tax benefits from stock-based compensation and reduced research and development credits.

Liquidity and Capital Resources

Our principal sources of capital and liquidity are our operating cash flow and cash and cash equivalents. Our cash and cash equivalents consist primarily of demand deposit accounts and money market funds. Additionally, we maintain a $2.125 billion Revolving Credit Facility, which can be accessed as needed to supplement our operating cash flow and cash balances.

We fund our operations primarily from cash flows generated from operations. Prior to 2026, we funded all ongoing capital expenditures, cash dividends and stock repurchases from available cash. During the nine months ended September 30, 2026, we borrowed $900.0 million under our Revolving Credit Facility to support our stock repurchase program and repaid $150.0 million of those borrowings. As of September 30, 2026, $750.0 million remained outstanding. We may determine that it is appropriate to fund future stock repurchases or other capital requirements in the future from a combination of available cash and additional borrowings under the Revolving Credit Facility. We believe our existing cash and cash equivalents, cash generated from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, service debt, pay dividends and opportunistically repurchase shares for at least the next 12 months. In addition, based on our strong profitability and continued growth, we expect to meet our longer-term liquidity needs with cash flows from operations and, as needed, financing arrangements. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

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

As of September 30, 2026, we were in compliance with these covenants.

Stock Repurchase Plan and Withholding Shares to Cover Taxes. Our Board of Directors has authorized stock repurchase plans from time to time allowing for the repurchase of shares of our common stock in open market transactions at prevailing market prices, in privately negotiated transactions (including accelerated share repurchases) or by other means in accordance with federal securities laws, including Rule 10b5-1 programs. In July 2024, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. On March 5, 2026, the Board of Directors authorized the repurchase of up to an additional $200.0 million of shares of our common stock. On March 12, 2026, the Board of Directors replenished the stock repurchase plan such that the aggregate value of shares of common stock that could be repurchased under the stock repurchase plan was $750.0 million. On May 4, 2026, the Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. As of September 30, 2026, there was $1,652.7 million available for repurchases under the stock repurchase plan. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, shares withheld for taxes associated with the vesting of equity incentive awards and other corporate considerations.

During the nine months ended September 30, 2026, we repurchased an aggregate of 10,960,280 shares of our common stock at an average cost of $128.56 per share, including 134,128 shares withheld to satisfy tax withholding obligations for certain individuals upon the vesting of equity incentive awards. Our payment of the taxes on behalf of those individuals resulted in an aggregate cash expenditure of $18.2 million. We deduct the value of such withheld shares from the amount available for future repurchases under our stock repurchase plan.

Dividends on Common Stock. In May 2023, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock.

The following table summarizes quarterly dividends paid during 2026:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Total Cash Dividends Paid (in millions)(1)
August 3, 2026	August 24, 2026	September 8, 2026	$0.375	$16.6
May 4, 2026	May 26, 2026	June 8, 2026	$0.375	$17.1
February 10, 2026	March 9, 2026	March 23, 2026	$0.375	$17.5
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

On November 2, 2026, our Board of Directors declared a quarterly cash dividend of $0.375 per share of common stock payable on December 7, 2026 to stockholders of record at the close of business on November 23, 2026.

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

In addition, we purchased the naming rights to the downtown Oklahoma City arena that is currently home to the Oklahoma City Thunder National Basketball Association franchise. Under the terms of the naming rights agreement, we committed to make escalating annual sponsorship fee payments from 2021 to 2035. The payments are due in the fourth quarter of each year. In July 2025, the naming rights agreement was amended to provide, among other things, that the agreement and our obligation to make the previously disclosed annual sponsorship fee payments thereunder will terminate on the earlier of (i) September 30, 2028 or (ii) the date of the last event hosted or presented at the current arena (subject to earlier termination in certain limited circumstances), with a reduction in the sponsorship fee if the term of the agreement ends prior to September 30, 2028 and in certain other limited circumstances. As a result of the July 2025 amendment to the naming rights agreement, we recognized a $35.6 million gain during the quarter ended September 30, 2025 with respect to the released portion of the liability. In March 2026, a contingency specified in the July 2025 amendment was met, resulting in a reduction in the annual sponsorship fee for the remainder of the amended agreement term. As a result, we recognized a $9.0 million gain during the three months ended March 31, 2026, which is included in other income, net in the consolidated statements of comprehensive income for the nine months ended September 30, 2026.

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law, bringing significant amendments to the U.S. tax code. The OBBBA allows an immediate deduction for domestic research and development expenditures and reinstates 100% bonus depreciation. These provisions reduced our cash tax remittances during the second half of 2025 and the first nine months of 2026, which favorably impacted operating cash flows, and we expect they will continue to provide a benefit in future periods, although to a lesser extent.

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

The following table summarizes the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	% Change
Net cash provided by (used in):
Operating activities	$613.9	$482.8	27%
Investing activities	(76.4)	(659.2)	-88%
Financing activities	(1,959.4)	(2,168.2)	-10%
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,421.9)	$(2,344.6)	-39%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2026 primarily consisted of payments received from our clients and interest earned on funds held for clients. Cash used in operating activities primarily consisted of personnel-related expenditures and other expenditures to support the growth and infrastructure of our business. These other expenditures included costs of operations, advertising and other sales and marketing efforts, information technology infrastructure development, product research and development and security and administrative costs. Compared to the nine months ended September 30, 2025, operating cash flows for the nine months ended September 30, 2026 benefited from favorable changes in working capital.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 decreased from the comparable prior year period, primarily due to a $253.9 million decrease in purchases of investments from funds held for clients, a $209.0 million increase in proceeds from the maturities of investments from funds held for clients, and a $120.0 million decrease in purchases of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026 decreased from the comparable prior year period due to $900.0 million of borrowings under the Revolving Credit Facility, the impact of a $600.1 million change related to the client funds obligation, which reflects the timing of receipts from our clients and payments made on their behalf to employees and applicable taxing authorities, a $24.2 million decrease in withholding taxes paid related to net share settlement, an $11.9 million decrease in dividends paid due to fewer shares outstanding, and a $2.7 million increase in proceeds from the employee stock purchase plan. These decreases were partially offset by a $1,172.0 million increase in repurchases of common stock, a $150.0 million increase in payments on long-term debt, and an $8.1 million increase in the payment of debt issuance costs.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and the naming rights agreement. For additional information regarding our naming rights agreement, leases, long-term debt, and our commitments and contingencies, see Note 4 “Goodwill and Intangible Assets, Net”, Note 5 “Leases”, Note 6 “Long-Term Debt” and Note 12 “Commitments and Contingencies” in the Form 10-K and Note 5 “Goodwill and Intangible Assets, Net”, Note 6 “Long-Term Debt” and Note 12 “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

The following tables reconcile net income to adjusted EBITDA, net income to non-GAAP net income and earnings per share to non-GAAP net income per share on a basic and diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income to adjusted EBITDA:
Net income	$133.2	$110.7	$396.3	$339.6
Interest expense	11.7	1.1	26.2	2.7
Provision for income taxes	52.1	42.1	161.2	120.7
Depreciation and amortization	50.7	44.9	151.9	126.9
EBITDA	247.7	198.9	735.5	589.8
Non-cash stock-based compensation expense	20.3	31.1	52.0	91.8
Gain on modification of naming rights agreement	—	(35.6)	(9.0)	(35.6)
Adjusted EBITDA	$268.1	$194.3	$778.5	$645.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income to non-GAAP net income:
Net income	$133.2	$110.7	$396.3	$339.6
Non-cash stock-based compensation expense	20.3	31.1	52.0	91.8
Gain on modification of naming rights agreement	—	(35.6)	(9.0)	(35.6)
Income tax effect on non-GAAP adjustments	(3.6)	3.4	(0.3)	(11.8)
Non-GAAP net income	$150.0	$109.6	$439.0	$383.9

Weighted average shares outstanding:
Basic	44.3	56.1	47.0	56.1
Diluted	44.5	56.4	47.2	56.4

Earnings per share, basic	$3.01	$1.97	$8.42	$6.06
Earnings per share, diluted	$2.99	$1.96	$8.40	$6.02
Non-GAAP net income per share, basic	$3.38	$1.95	$9.33	$6.85
Non-GAAP net income per share, diluted	$3.37	$1.94	$9.31	$6.81

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per share to non-GAAP net income per share, basic:
Earnings per share, basic	$3.01	$1.97	$8.42	$6.06
Non-cash stock-based compensation expense	0.46	0.55	1.11	1.64
Gain on modification of naming rights agreement	—	(0.64)	(0.19)	(0.64)
Income tax effect on non-GAAP adjustments	(0.08)	0.06	(0.01)	(0.21)
Non-GAAP net income per share, basic	$3.38	$1.95	$9.33	$6.85

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per share to non-GAAP net income per share, diluted:
Earnings per share, diluted	$2.99	$1.96	$8.40	$6.02
Non-cash stock-based compensation expense	0.46	0.55	1.10	1.63
Gain on modification of naming rights agreement	—	(0.63)	(0.19)	(0.63)
Income tax effect on non-GAAP adjustments	(0.08)	0.06	(0.01)	(0.21)
Non-GAAP net income per share, diluted	$3.37	$1.94	$9.31	$6.81

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

As of September 30, 2026, we had corporate cash and cash equivalents of $193.9 million and funds held for clients cash and cash equivalents of $3.5 billion. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments with an original maturity of three months or less and SEC registered money market mutual funds to be cash equivalents. Additionally, we had $374.6 million of available-for-sale securities included within funds held for clients on the consolidated balance sheets. Our available-for-sale securities consisted of U.S. Treasury securities with original maturities of two years or less and certificates of deposit. The primary objectives of our investing activities are capital preservation, liquidity, and, with respect to client funds, generating interest income while preserving principal. We do not invest for trading or speculative purposes.

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

As of September 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in an approximately $22.4 million increase or decrease, respectively, in interest earned on funds held for clients over the ensuing 12-month period. There are no incremental costs of revenue associated with changes in interest earned on funds held for clients.

An immediate 100 basis point increase or decrease in interest rates would have decreased or increased, respectively, the aggregate market value of our available-for-sale securities by approximately $2.2 million as of September 30, 2026. These estimates are based on a sensitivity model measuring the effect of interest rate changes on market values.

As of September 30, 2026, we had $750.0 million of indebtedness outstanding under the Revolving Credit Facility. Because borrowings under the Revolving Credit Facility bear interest at floating rates, we are exposed to interest rate risk. A hypothetical 100 basis point change in applicable reference rates would have resulted in a $7.0 million change in interest expense over the ensuing 12-month period. See Note 6 “Long-Term Debt” for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by us in this Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations and legal proceedings arising in the ordinary course of business. “Part I, Item 3. Legal Proceedings” of the Form 10-K includes a discussion of legal proceedings. There have been no material changes from the information set forth in “Part I, Item 3. Legal Proceedings” of the Form 10-K. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Part I, Item 1A. Risk Factors” in the Form 10-K filed with the SEC on February 19, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased by us during the three months ended September 30, 2026 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1 - 31, 2026	—	$—	—	$1,655.5
August 1 - 31, 2026(2)	8,980	$173.82	8,980	$1,653.9
September 1 - 30, 2026	5,785	$215.02	5,785	$1,652.7
Total	14,765		14,765
(1)
On May 4, 2026, we announced a new stock repurchase plan authorizing the Company to repurchase up to $2.0 billion of shares of common stock. The new stock repurchase plan replaced the prior authorization and has no expiration date. Purchases may be made in open market transactions, privately negotiated transactions (including accelerated share repurchases), or by other means.
(2)
Consists of shares withheld to satisfy tax withholding for certain individuals upon the vesting of equity incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On September 1, 2026, an entity affiliated with Chad Richison, Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Richison 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Richison 10b5-1 Plan provides for the sale of up to 1,090,000 shares of common stock on behalf of the affiliated entity during the period beginning on the later of (i) December 1, 2026, and (ii) the third trading day following disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2026, and ending June 1, 2027, subject to earlier termination in accordance with the terms of the Richison 10b5-1 Plan and applicable laws, rules and regulations.

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

PAYCOM SOFTWARE, INC.

Date:	November 5, 2026	By:	/s/ Chad Richison
Chad Richison
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Robert D. Foster
Robert D. Foster
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)